Form 10-Q
period 1998-06-30
INTERPLAY ENTERTAINMENT CORP
filed 1998-08-14
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number 0-24363

                         Interplay Entertainment Corp.
           (Exact name of the registrant as specified in its charter)

           Delaware                                        33-0102707
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

               16815 Von Karman Avenue, Irvine, California  92606
                    (Address of principal executive offices)

                                 (949) 553-6655
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


            Class                       Issued and Outstanding at August 7, 1998
            -----                       ----------------------------------------

Common Stock, $0.001 par value                          18,225,445

                         INTERPLAY ENTERTAINMENT CORP.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                                                  Page Number
                                                                  -----------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                      of June 30, 1998 (unaudited) and December
                      31, 1997                                         3

                  Unaudited Condensed Consolidated Statements
                      of Operations for the three-month and
                      six-month periods ended June 30, 1998
                      and 1997                                         4

                  Unaudited Condensed Consolidated Statements of
                      Stockholders' Equity (Deficit) as of
                      June 30, 1998 (unaudited) and December 31,
                      1997                                             5

                  Unaudited Condensed Consolidated Statements of
                      Cash Flows for the six-month periods ended
                      June 30, 1998 and 1997                           6

                  Notes to unaudited Condensed Consolidated
                      Financial Statements                             7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             11

Part II. Other Information

         Item 1.  Legal Proceedings                                   28

         Item 2.  Changes in Securities and Use of Proceeds           28

         Item 6.  Exhibits and Reports on Form 8-K                    28

Signatures                                                            30

Exhibit Index                                                         31

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                                June 30,                 December 31,
                                                                                 1998                       1997
                                                                         --------------------       --------------------
                                                                               (unaudited)                 (audited)
                         ASSETS
                         ------
Current Assets:
     Cash and cash equivalents                                           $                555       $              1,536
     Trade receivables, net of allowances of $10,919 and
        $14,461, respectively                                                          48,083                     34,684
     Inventories                                                                        5,537                      6,338
     Prepaid licenses and royalties                                                    15,550                     12,628
     Income taxes receivable                                                               --                      1,427
     Deferred income taxes                                                              7,792                      7,792
     Other                                                                              4,538                      4,218
                                                                         --------------------       --------------------
     Total current assets                                                              82,055                     68,623
                                                                         --------------------       --------------------
Property and Equipment, net                                                             6,456                      7,026
                                                                         --------------------       --------------------
Other Assets                                                                            1,981                      2,172
                                                                         --------------------       --------------------
                                                                         $             90,492       $             77,821
                                                                         ====================       ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------
Current Liabilities:
     Accounts payable                                                    $             18,381       $             17,121
     Accrued expenses                                                                  17,969                     22,549
     Current portion of long-term debt                                                 16,443                     14,767
     Income taxes payable                                                               1,287                        570
                                                                         --------------------       --------------------
           Total current liabilities                                                   54,080                     55,007
                                                                         --------------------       --------------------
Long-Term Debt, net of current portion                                                     61                     23,387
                                                                         --------------------       --------------------
Deferred Income Taxes                                                                     434                        434
                                                                         --------------------       --------------------
Minority Interest                                                                         255                        260
                                                                         --------------------       --------------------
Commitments and Contingencies

Stockholders' Equity (Deficit):
     Preferred stock, $.001 par value--
        Authorized --5,000,000 shares
        Issued and outstanding--none                                                       --                         --
     Common stock, $.001 par value--
        Authorized 50,000,000 shares
        Issued and outstanding--18,225,445 and
           10,951,828, respectively                                                        18                         11
     Paid-in Capital                                                                   51,790                     18,408
     Retained earnings (accumulated deficit)                                          (16,337)                   (19,877)
     Cumulative translation adjustment                                                    191                        191
                                                                         --------------------       --------------------
           Total stockholders' equity (deficit)                                        35,662                     (1,267)
                                                                         --------------------       --------------------
                                                                         $             90,492       $             77,821
                                                                         ====================       ====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except share and per share data)
                                  (unaudited)


                                        Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                      -----------------------      ---------------------------
                                         1998          1997           1998            1997
                                      ----------    -----------    -----------    ------------
Net revenues                          $    40,725   $    20,502    $    81,721    $    42,912
Cost of goods sold                         20,291        13,941         39,512         27,449
                                      -----------   -----------    -----------    -----------
          Gross profit                     20,434         6,561         42,209         15,463
                                      -----------   -----------    -----------    -----------

Operating expenses:
  Marketing and sales                       9,025         5,954         17,614         13,234
  General and administrative                2,922         4,014          5,777          7,102
  Product development                       6,121         5,920         11,940         11,304
                                      -----------   -----------    -----------    -----------
          Total operating expenses         18,068        15,888         35,331         31,640

Operating income (loss)                     2,366        (9,327)         6,878        (16,177)
Interest and other income (expense)        (1,444)         (663)        (2,862)        (1,038)
                                      -----------   -----------    -----------    -----------

Income (loss) before income taxes             922        (9,990)         4,016        (17,215)
Provision (benefit) for income taxes          231            --            476         (1,782)
                                      -----------   -----------    -----------    -----------
          Net income (loss)           $       691   $    (9,990)   $     3,540    $   (15,433)
                                      ===========   ===========    ===========    ===========

Net income (loss) per share:
Basic                                 $      0.06   $     (0.90)   $      0.32    $     (1.39)
                                      ===========   ===========    ===========    ===========
Diluted                               $      0.06   $     (0.90)   $      0.29    $     (1.39)
                                      ===========   ===========    ===========    ===========

Weighted average number of
  common shares outstanding:
Basic                                  11,512,445    11,122,801     11,233,950     11,123,443
                                      ===========   ===========    ===========    ===========
Diluted                                12,276,408    11,122,801     14,181,155     11,123,443
                                      ===========   ===========    ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (amounts in thousands, except share data)

                                                Common Stock                        Retained        Cumulative
                                           -----------------------     Paid-in      Earnings       Translation
                                             Shares        Amount      Capital      (Deficit)       Adjustment        Total
                                           ----------      -------     -------      --------       -----------       -------
Balance, December 31, 1997                 10,951,828         $11      $18,408      $(19,877)             $191       $(1,267)
  Issuance of common stock                      1,200          --           10            --                --            10
  Compensation for stock options granted           --          --           76            --                --            76
  Net income                                       --          --           --         2,849                --         2,849
  Translation adjustment                           --          --           --            --                 1             1
                                           ----------        -----     -------      --------             -----       -------
Balance, March 31, 1998 (unaudited)        10,953,028          11       18,494       (17,028)              192         1,669
  Issuance of common stock                  5,000,000           5       24,673            --                --        27,500
  Compensation for stock options granted           --          --           42            --                --            42
  Exercise of warrants                      2,272,417           2        8,581            --                --         8,583
  Net income                                       --          --           --           691                --           691
  Translation adjustment                           --          --           --            --                (1)           (1)
                                           ----------        -----     -------      --------             -----       -------
Balance, June 30, 1998 (unaudited)         18,225,445         $18      $51,790      $(16,337)             $191       $35,662
                                           ==========        =====     =======      ========             =====       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (amounts in thousands)
                                  (unaudited)

                                                                        Six Months
                                                                       Ended June 30,
                                                                     ------------------
                                                                       1998      1997
                                                                     --------  --------
Cash flows from operating activities:
    Net income (loss)                                                $  3,540  $(15,433)
    Adjustments to reconcile net income (loss) to the cash provided by (used in) operating activities--
       Depreciation and amortization                                    1,699     1,569
       Deferred income taxes                                                2        --
       Minority interest in earnings (loss) of subsidiary                  (7)       --
       Changes in assets and liabilities:
          Trade receivables                                           (13,398)    7,540
          Inventories                                                     802       181
          Income taxes receivable                                       1,427        --
          Other current assets                                           (320)      195
          Other assets                                                     --       250
          Prepaid licenses and royalties                               (2,923)    1,972
          Accounts payable                                              1,260    (6,648)
          Accrued expenses                                             (4,581)    6,710
          Income taxes payable                                            717       697
                                                                     --------  --------
               Net cash provided by (used in) operating activities    (11,782)   (2,967)
                                                                     --------  --------

Cash flows from investing activities:
    Purchase of property and equipment                                   (937)   (1,096)
                                                                     --------  --------
               Net cash provided by (used in) investing activities       (937)   (1,096)
                                                                     --------  --------

Cash flows from financing activities:
    Net borrowings (repayments) on line of credit                     (13,134)    3,494
    Issuance of subordinated Secured Promissory Notes and Warrants         --     1,823
    Proceeds from exercise of stock options                                --       135
    Net proceeds from issuance of common stock                         24,871        43
                                                                     --------  --------
              Net cash provided by (used in) financing activities      11,737     5,495
                                                                     --------  --------

Effect of exchange rate changes on cash and cash equivalents              111        --
                                                                     --------  --------

Net increase (decrease) in cash and cash equivalents                     (981)    1,433
Cash and cash equivalents, beginning of year                            1,536     3,135
                                                                     --------  --------
Cash and cash equivalents, end of year                               $    555  $  4,568
                                                                     ========  ========

Supplemental cash flow information:
    Cash paid during the period for:
         Interest                                                    $  2,875  $  1,427
                                                                     ========  ========
         Income taxes                                                $     --  $     --
                                                                     ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Amounts and disclosures as of June 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 1.  Basis of Presentation

  The accompanying interim condensed consolidated financial statements of Interplay Entertainment Corp. and its subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the eight month period ended December 31, 1997 included in the Final Prospectus dated June 19, 1998 which was part of the Company's Registration Statement on Form S-1 as amended (Registration Number 333-48473) as filed with the Securities and Exchange Commission.

Reclassifications
  Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current period.

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1998, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Effective January 1, 1998 the Company adopted SFAS No. 130. Comprehensive income for the Company would include the impact of foreign currency translation adjustments which were immaterial for the periods reported.

Note 2.  Prepaid Licenses and Royalties

  Prepaid licenses and royalties consist of payments for intellectual property rights, payments to celebrities and sports leagues and advanced royalty payments to outside developers. In addition such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are generally recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of sales over six months commencing with the initial shipment of the title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated net product sales.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Amounts and disclosures as of June 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 3.  Inventories
Inventories consist of the following:

                                                        June 30,     December 31,
                                                          1998           1997
                                                        --------     ------------
Packaged software                                         $2,531           $4,171
CD-ROMs, cartridges, manuals, packaging and supplies       3,005            2,167
                                                        --------     ------------
                                                          $5,537           $6,338
                                                        ========     ============

Note 4.  Long-Term Debt
Long-term debt consists of the following:

                                                        June 30,     December 31,
                                                          1998           1997
                                                        --------     ------------
Subordinated Secured Promissory Notes                   $  6,331     $     14,655
Loan Agreement                                            10,112           23,246
Other                                                         61              253
                                                        --------     ------------
                                                          16,504           38,154
Less--current portion                                    (16,443)         (14,767)
                                                        --------     ------------
                                                        $     61     $     23,387
                                                        ========     ============

Subordinated Secured Promissory Notes

  The Company issued $14,803 in Subordinated Secured Promissory Notes ("Notes") and nondetachable Warrants to purchase Common Stock, of which employees, officers, and directors of the Company hold $2,600 of the total Notes outstanding. The principal amount of the Notes was $14,655 and the purchase price of the Warrants was $148. The amount paid for the Warrants approximates management's estimate of the fair market value of the Warrants at the date of issuance and is included in paid-in capital in the accompanying condensed consolidated balance sheets. The Notes provided for interest at a rate of 12.0 percent per year, payable quarterly, beginning May 1, 1997. Interest expense related to the Notes was $866 for the six months ended June 30, 1998.

  Each Warrant holder had the right to purchase from the Company the number of shares of Common Stock equal to the investor's aggregate investment (including Notes and Warrants) divided by the product of 0.70 multiplied by (a) the initial public offering ("IPO") price per share or (b) in the event of a Sales Transaction, the fair market value per share as determined in the Sales Transaction.

  In accordance with the terms of the Notes, the Company requested that each holder elect to either convert the outstanding principal amount to Common Stock upon the closing of the IPO or receive full payment in cash from the proceeds of the IPO. At the IPO completion, the holders of approximately $8,748 of Notes and Warrants elected to exercise their Warrants by converting their Notes to Common Stock. Remaining Note holders with a balance of approximately $6,331 have requested payment in cash inclusive of interest of $277 (See Note 7).

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Amounts and disclosures as of June 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Loan Agreement

  In June 1997, the Company entered into a Loan and Security Agreement (Loan Agreement) with a financial institution which was amended in February 1998. Borrowings under the Loan Agreement bear interest at LIBOR (5.72 percent at December 31, 1997 and 5.69 percent at June 30, 1998) plus 4.87 percent (10.59 percent at December 31, 1997 and 10.56 percent at June 30, 1998). The agreement provides for a line of credit based in part on qualified receivables and inventory. Combined borrowings under this Loan Agreement may be up to a maximum of $35,000 through August 30, 1998; $30,000 from August 31 to December 30, 1998; and $25,000 thereafter. Within the total credit limits, the Company may borrow up to $10,000 in excess of its borrowing base through August 1998 and up to $5,000 in excess of its borrowing base thereafter through December 30, 1998. The line of credit is secured by cash, accounts receivable and inventory and by a security interest in certain of the Company's assets and expires May 31, 1999. The line of credit became a current liability in June 1998.

Note 5.  Net Income (Loss) Per Share

  Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Common Stock Warrants using the treasury stock method. The following table summarizes the computation of Basic and Diluted net income (loss) per share:

                                                          Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                     ---------------------------  ----------------------------
                                                         1998           1997           1998           1997
                                                     ------------  -------------  -------------  -------------

Basic EPS Computation:
Net income (loss)                                    $       691    $    (9,990)    $     3,540    $   (15,433)

Weighted average common shares outstanding            11,512,445     11,122,801      11,233,950     11,123,443

Basic net income (loss) per share                    $      0.06    $     (0.90)    $      0.32    $     (1.39)


Diluted EPS Computation:
Net income (loss)                                    $       691    $    (9,990)    $     3,540    $   (15,433)
Adjustments to net income                                     --    $        --     $       502    $        --
                                                      ----------    -----------     -----------    -----------
Diluted net income (loss)                            $       691    $    (9,990)    $     4,042    $   (15,433)

Weighted average common shares outstanding            11,512,445     11,122,801      11,233,950     11,123,443
Stock Options, Subordinated Notes and Warrants           763,963             --       2,947,205             --
                                                      ----------    -----------     -----------    -----------
Diluted common shares outstanding                     12,276,408     11,122,801      14,181,155     11,123,443

Diluted net income (loss) per share                  $      0.06    $     (0.90)    $      0.29    $     (1.39)

  The effect of the Warrants prior to their conversion into Common Stock at the closing of the initial public offering ("IPO") has been excluded from the calculation of diluted earnings per share ("EPS") for the three months ended June 30, 1998 as their impact is anti-dilutive for that period.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Amounts and disclosures as of June 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 6.  Initial Public Offering

  The Company effected a registration with the Securities and Exchange Commission on From S-1, Registration No. 333-48473 (the "Registration Statement"), whereby the Company registered up to 5,750,000 shares of its Common Stock. On June 18, 1998 the Registration Statement was declared effective by the Securities and Exchange Commission. On June 24, 1998, the Company completed its initial public offering of 5,000,000 shares of Common Stock, at $5.50 per share, that raised approximately $24,575, net of expenses of $2,925. In addition, in connection with the offering, 750,000 shares of Common Stock of the Company were sold by a selling stockholder at $5.50 per share, for which the company received no proceeds.

Note 7.  Subsequent Event

   As of August 14, 1998 the Company had repaid in cash $6,306 for Note holders that elected to receive full payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Cautionary Statement

  This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on assumptions including that the Company will not incur delays in the completion of products, that the products released will have expected consumer appeal and acceptance, the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Certain Factors that May Affect the Company's Business and Future Results," below as well as the final Prospectus dated June 19, 1998 which is included in the Company's Registration Statement on Form S-1 as amended (Registration Number 333-48473) on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

  The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Final Prospectus, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

General

  The Company commenced operations in 1983, and operated as an independent development studio until 1988, creating interactive entertainment software games for publishers such as Electronic Arts and

Activision. In 1988, the Company began publishing software through an affiliate label relationship with Activision, pursuant to which Activision distributed the Company's software in North America. The Company began publishing and distributing its own interactive entertainment software for both PCs and video game consoles in 1992 and has continued to build its publishing and distribution infrastructure since that date. In addition to developing products through its internal product development group, the Company publishes titles developed by third party interactive entertainment software developers.

  The Company derives net revenues primarily from direct sales of interactive entertainment software for PCs and video game consoles to retailers and mass merchants, from indirect sales to software distributors in North America and internationally, from the distribution by the Company on an affiliate label basis of titles published by third parties, and from direct sales to end-users through the Company's catalogs and the Internet. The Company also derives royalty-based revenues from licensing arrangements, from the sale of products by third party distributors in international markets, and from OEM bundling transactions.

  The Company recognizes net revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Net revenues from product sales are reflected after deducting an allowance for returns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, net revenues are recognized upon delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

  In order to expand the Company's distribution channels and engage in software development in overseas markets, in 1995 the Company established operations in the United Kingdom and in Japan. In July 1997, the Company initiated a licensing strategy in Japan and terminated its operations there.

  In January 1997, the Company formed a wholly owned subsidiary, Interplay OEM, Inc. ("Interplay OEM"), which had previously operated as a division of the Company. Interplay OEM distributes the Company's interactive entertainment software titles, as well as those of other software publishers, to computer hardware and peripheral device manufacturers for use in bundling arrangements. The Company also derives net revenues from the licensing of certain of its intellectual properties and certain of its products to third parties for distribution in markets through channels which are outside the Company's primary focus. The Company expects that OEM, royalty and licensing net revenues may decline, both in dollars and as a percentage of net revenues, as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as the OEM channel of distribution becomes more competitive.

  Cost of goods sold related to PC and video games console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represent third party licensing fees and royalties paid by the Company. Typically, cost of goods sold as a percentage of net revenues for video game console products and affiliate label products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with these products. Also included in the cost of goods sold is the amortization of prepaid royalty and license fees paid to third party software developers. Prepaid royalties are expensed over a period of six months from initial shipment. The Company evaluates the likelihood of future realization of prepaid royalties quarterly, on a product by product basis, and charges cost of goods sold for any amounts that it deems unlikely to be realized through future product sales.

  Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31.

  The Company's operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond the Company's control. There can be no assurance that the Company will be profitable in any particular period. It is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of security analysts or investors.

Results of Operations

  The following table sets forth certain selected condensed consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                Three Months Ended                         Six Months Ended
                                                     June 30,                                  June 30,
                                     ---------------------------------------   ----------------------------------------
                                            1998                 1997                 1998                 1997
                                     ------------------   ------------------   ------------------   -------------------
                                               % of Net             % of Net             % of Net              % of Net
                                     Amount    Revenues   Amount    Revenues   Amount    Revenues    Amount    Revenues
                                     -------   --------   -------   --------   -------   --------   --------   --------
Net revenues                         $40,725    100.0%    $20,502    100.0%    $81,721    100.0%    $ 42,912    100.0%
Cost of goods sold                    20,291     49.8%     13,941     68.0%     39,512     48.3%      27,449     64.0%
                                     -------    -----     -------    -----     -------    -----     --------    -----
          Gross profit                20,434     50.2%      6,561     32.0%     42,209     51.7%      15,463     36.0%
                                     -------    -----     -------    -----     -------    -----     --------    -----
Operating expenses:
  Marketing and sales                  9,025     22.2%      5,954     29.0%     17,614     21.6%      13,234     30.8%
  General and administrative           2,922      7.2%      4,014     19.6%      5,777      7.1%       7,102     16.6%
  Product development                  6,121     15.0%      5,920     28.9%     11,940     14.6%      11,304     26.3%
                                     -------    -----     -------    -----     -------    -----     --------    -----
          Total Operating expenses    18,068     44.4%     15,888     77.5%     35,331     43.3%      31,640     73.7%
                                     -------    -----     -------    -----     -------    -----     --------    -----
Operating income (loss)                2,366      5.8%     (9,327)   (45.5%)     6,878      8.4%     (16,177)   (37.7%)
Interest and other income (expense)   (1,444)    (3.5%)      (663)    (3.2%)    (2,862)    (3.5%)     (1,038)    (2.4%)
                                     -------    -----     -------    -----     -------    -----     --------    -----
Income (loss) before income taxes        922      2.3%     (9,990)   (48.7%)     4,016      4.9%     (17,215)   (40.1%)
Provision (benefit) for income taxes     231      0.6%          0      0.0%        476      0.6%      (1,782)    (4.2%)
                                     -------    -----     -------    -----     -------    -----     --------    -----
          Net income (loss)          $   691      1.7%    $(9,990)   (48.7%)   $ 3,540      4.3%    $(15,433)   (35.9%)
                                     =======    =====     =======    =====     =======    =====     ========    =====
Net revenues by segment:
  North America                      $26,244     64.4%    $ 7,474     36.5%    $47,907     58.6%    $ 17,036     39.7%
  International                        9,004     22.1%      9,687     47.2%     21,302     26.1%      20,020     46.7%
  OEM, royalty and licensing           5,477     13.5%      3,341     16.3%     12,512     15.3%       5,856     13.6%
                                     -------    -----     -------    -----     -------    -----     --------    -----
                                     $40,725    100.0%    $20,502    100.0%    $81,721    100.0%    $ 42,912    100.0%
                                     =======    =====     =======    =====     =======    =====     ========    =====
Net revenues by platform:
  Personal computer                  $23,969     58.8%    $11,498     56.1%    $44,986     55.1%    $ 25,939     60.5%
  Video game console                  11,279     27.7%      5,663     27.6%     24,223     29.6%      11,117     25.9%
  OEM, royalty and licensing           5,477     13.5%      3,341     16.3%     12,512     15.3%       5,856     13.6%
                                     -------    -----     -------    -----     -------    -----     --------    -----
                                     $40,725    100.0%    $20,502    100.0%    $81,721    100.0%    $ 42,912    100.0%
                                     =======    =====     =======    =====     =======    =====     ========    =====

 Net Revenues

  Net revenues for the three months ended June 30, 1998 increased 98.6% to $40.7 million from $20.5 million in the comparable 1997 quarter. North America net revenues increased to $26.2 million, or

64.4% of net revenues, from $7.5 million, or 36.5% of net revenues, in the 1997 quarter. International net revenues decreased to $9.0 million, or 22.1% of net revenues, from $9.7 million, or 47.2% of net revenues in the 1997 quarter. OEM, royalty and licensing net revenues increased to $5.5 million, or 13.5% of net revenues, in the 1998 quarter from $3.3 million, or 16.3% of net revenues, in the 1997 quarter, primarily attributable to increased OEM bundling transactions and licensing revenues.

  Net revenues for the six months ended June 30, 1998 increased 90.4% to $81.7 million from $42.9 million in the comparable 1997 period. North American net revenues increased to $47.9 million, or 58.6% of net revenues from $17.0 million, or 39.7% of net revenues, in the 1997 period. International net revenues increased to $21.3 million, or 26.1% of net revenues, from $20.0 million, or 46.7% of net revenues, in the 1997 period. OEM, royalty and licensing net revenues increased to $12.5 million, or 15.3% of net revenues, in the 1998 period from $5.9 million, or 13.6% of net revenues, in the 1997 period.

  The overall increase in net revenues and the increase in net revenues in the specific territories for the three months and six months ended June 30, 1998 were primarily due to increased title releases across multiple platforms and resulting increases in unit sales volume in the 1998 periods, including significant title releases, such as Crime Killer (PlayStation(TM)), Die By The Sword (PC), Descent: Freespace The Great War (PC), VR Sports Powerboat Racing (PC and PlayStation(TM)), Redneck Rides Again (PC), and VR Baseball `99 (PlayStation(TM)), and a high level of product returns and markdowns recorded during the 1997 period. The decrease in international net revenues in the quarter ended June 30, 1998 from the comparable 1997 period was primarily attributable to difficulties selling products in certain Asian countries as a result of economic instability in such countries. The Company expects that OEM, royalty and licensing revenues may decline, both in dollars and as a percentage of net revenues, on a comparative quarterly basis during the remainder of 1998 as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as such distribution channels become more competitive.

 Cost of Goods Sold; Gross Margin

  Cost of goods sold increased 45.5% in the three months ended June 30, 1998 to $20.3 million, or 49.8% of net revenues, from $13.9 million, or 68.0% of net revenues in the comparable 1997 quarter. Gross margin increased to 50.2% in the 1998 quarter from 32.0% in the 1997 quarter.

  Cost of goods sold increased 43.9% in the six months ended June 30, 1998 to $39.5 million, or 48.3% of net revenues, from $27.4 million, or 64.0% of net revenues, in the comparable 1997 period. Gross margin increased to 51.7% in the 1998 period from 36.0% in the 1997 period.

  The increases in gross profit during the three months ended June 30, 1998 and the six months ended June 30, 1998 were primarily attributable to increased sales of certain high margin PC products during the period, offset in part by a greater overall proportion of video game console products, which generally have lower margins. The improvement in gross margin was also attributable to increased OEM, royalty and licensing net revenues, which generally have higher margins, during the 1998 periods. The 1997 periods also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally anticipated.

 Operating Expenses

  Total operating expenses increased 13.7% to $18.1 million, or 44.4% of net revenues, in the three months ended June 30, 1998 from $15.9 million, or 77.5% of net revenues, for the comparable 1997 quarter. Total operating expenses increased 11.7% to $35.3 million, or 43.3% of net revenues, in the six months ended June 30, 1998 from $31.6 million, or 73.7% of net revenues, for the comparable 1997 period.

  Marketing and Sales.   Marketing and sales expenses primarily include
advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, fulfillment and other costs. Marketing and sales expenses increased 51.6% to $9.0 million, or 22.2% of net revenues, for the three months ended June 30, 1998 from $6.0 million, or 29.0% of net revenues for the comparable 1997 quarter and increased 33.1% to $17.6 million, or 21.6% of net revenues, for the six months ended June 30, 1998 from $13.2 million, or 30.8% of net revenues, for the comparable 1997 period. The increases in absolute dollars were primarily attributable to increased advertising and other marketing costs associated with the increase in major titles launched and products sold during the 1998 period. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies achieved as a result of the increased net revenues base. The Company expects that marketing and sales expenses in future periods may increase both in absolute dollars and as a percentage of net revenues from the levels experienced in the three months ended June 30, 1998 as the Company increases its marketing and sales operations.

  General and Administrative.   General and administrative expenses primarily
include administrative personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses decreased 27.2% to $2.9 million, or 7.2% of net revenues, in the three months ended June 30, 1998 from $4.0 million, or 19.6% of net revenues in the comparable 1997 quarter and decreased 18.7% to $5.8 million, or 7.1% of net revenues, in the six months ended June 30, 1998 from $7.1 million, or 16.6% of net revenues, in the comparable 1997 period. The decrease in absolute dollars was primarily attributable to lower overhead costs offset in part by increased personnel and operations costs and facilities charges in North America and Europe in support of increased net revenues. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies gained as a result of an increased net revenues base. The Company expects that in future periods general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  Product Development.   Product development expenses, which primarily include
personnel and support costs, are charged to operations in the period incurred. Product development expenses increased 3.4% to $6.1 million, or 15.0% of net revenues, in the three month period ended June 30, 1998 from $5.9 million, or 28.9% of net revenues, in the comparable 1997 quarter and increased 5.6% to $12.0 million, or 14.6% of net revenues, in the six months ended June 30, 1998 from $11.3 million, or 26.3% of net revenues, in the comparable 1997 period.
The increase in absolute dollars was primarily due to the increase in the number of products under development, offset in part by cost efficiencies achieved as a result of the reorganization of the development process. The decrease as a percentage of net revenues primarily reflected cost savings and operating efficiencies gained as a result of increased net revenues. The Company expects that in future periods product development expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

 Other Income (Expense)

  Other income (expense) for the three- and six-month periods ended June 30, 1998 primarily included interest expense on the Company's bank line of credit and Subordinated Secured Promissory Notes. Other expense increased to $1.4 million in the three months ended June 30, 1998 from $0.7 million in the comparable 1997 quarter and increased to $2.9 million in the six months ended June 30, 1998 from $1.0 million in the comparable 1997 period. This increase was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements in the 1998 period and interest on the Subordinated Secured Promissory Notes.

 Provision (Benefit) for Income Taxes

  The Company recorded a tax provision of $0.2 million in the three months ended June 30, 1998 which is less than the statutory rate primarily due to the utilization of net operating losses. No tax benefit was recorded in the 1997 quarter due to the uncertainty of realization in future periods. The Company recorded a tax provision of $0.5 million in the six months ended June 30, 1998, compared to a tax benefit of $1.8 million in the comparable 1997 period.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of bank lines of credit and equipment leases, through cash generated by the private sale of securities and from the proceeds from the initial public offering. As of June 30, 1998 the Company's principal sources of liquidity included cash and short term investments of approximately $0.6 million and the Company's bank line of credit bearing interest at the London Interbank Offered Rate plus 4.87% (10.56% as of June 30, 1998), expiring May 31, 1999. Under the terms of the bank line of credit, the Company has available borrowings up to $35.0 million through August 30, 1998, $30.0 million through December 30, 1998 and $25.0 million through May 31, 1999. As of June 30, 1998 the Company's balance on the bank line of credit was $10.1 million (does not reflect repayment of $6.3 million for Note holders that elected to receive full payment which will be repaid in cash). The Company is currently in compliance with all terms of its credit agreement.

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $11.8 million during the six months ended June 30, 1998 and used $3.0 million during the six months ended June 30, 1997. The cash used by operating activities in the six months ended June 30, 1998 was primarily attributable to increased trade receivables, offset in part by net income during the period and increased accounts payable and accrued expenses.

  Cash provided by financing activities of $11.7 million in the six months ended June 30, 1998 resulted primarily from the proceeds from the Company's initial public offering offset by reductions in borrowings under the Company's bank line of credit. Cash provided by financing activities of $5.5 million in the six months ended June 30, 1997 resulted primarily from borrowings under the Company's bank line of credit. On June 24, 1998 the Company completed its initial public offering of 5,000,000 shares of Common Stock at $5.50 per share which raised approximately $24.6 million, net of expenses. In connection with the offering, an additional 750,000 shares of Common Stock of the Company were sold by a selling stockholder at $5.50 per share, for which the company received no proceeds. In connection with the offering, $8.7 million of Notes and Warrants were converted to Common Stock and $6.3 million will be repaid in cash.

  Cash used in investing activities of $0.9 million in the six months ended June 30, 1998 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $1.1 million in the six months ended June 30, 1997 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

  The Company expects that its working capital requirements will increase significantly in the future as it increases its product development and sales and marketing programs, primarily due to increased headcount in these areas, increased advance royalty payments to third party developers and increased sales and marketing expenses. The Company believes that funds available under its bank line of credit, the net proceeds from the Company's Initial Public Offering and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital, capital expenditure requirements and debt obligations in the normal course of business at least through the expiration of its bank line of credit on May 31, 1999. The Company believes that it will be able to renew its bank line of credit or obtain alternate financing on reasonable terms, however, there can be no assurances that the Company will not be required to raise additional debt or equity financing during such period, nor that if the Company is required to raise additional financing during such period it will be able to do so on commercially reasonable terms.

Certain Factors That May Affect the Company's Business and Future Results

  In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality

  The Company's operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond the Company's control. Such factors include, but are not limited to, demand for the Company's and its competitors' products, the size and rate of growth of the market for interactive entertainment software, changes in computing platforms, the number of new products and product enhancements released by the Company and its competitors during the period, changes in product mix, product returns, the timing of orders placed by distributors and dealers, delays in shipment, the timing of development and marketing expenditures, price competition and the level of the Company's international and OEM, royalty and licensing net revenues. The uncertainties associated with the interactive entertainment software development process, lengthy manufacturing lead times for Nintendo-compatible products, possible production delays, and the approval process for products compatible with the Sony Computer Entertainment, Nintendo and Sega video game consoles, as well as approvals required from other licensors, make it difficult to accurately predict the quarter in which shipments will occur. Because of the limited number of products introduced by the Company in any particular quarter, a delay in the introduction of a product may materially adversely affect the Company's operating results for that quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. If net revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected. The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season, followed by demand during the first calendar quarter. As a result, net revenues, gross profits and operating income for the Company have historically been highest during the fourth and the following first calendar quarters, and have declined from those levels in subsequent second and third calendar quarters.

  The failure or inability of the Company to introduce products on a timely basis to meet such seasonal increases in demand may have a material adverse effect on the Company's business, operating results and financial condition.
The Company may over time become increasingly affected by the industry's seasonal patterns. Although the Company seeks to reduce the effect of such seasonal patterns on its business by distributing its product release dates more evenly throughout the year, there can be no assurance that such efforts will be successful. There can be no assurance that the Company will be profitable in any particular period given the uncertainties associated with software development, manufacturing, distribution and the impact of the industry's seasonal patterns on the Company's net revenues.

  As a result of the foregoing factors and the other factors discussed in "Certain Factors that May Affect the Company's Business and Future Results," it is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Recent Losses

  The Company has experienced significant losses in recent periods, including losses of $5.1 million and $27.2 million, respectively, in the eight months ended December 31, 1997 and in the Company's former fiscal year ended April 30, 1997. The losses resulted primarily from delays in the completion of certain products, which led the Company to release alternative titles developed by third parties which did not achieve broad market acceptance, and the sharp decline in the market for titles for the Macintosh and Sega Saturn platforms, both of which resulted in a high level of product returns and markdowns which reduced net revenues. Operating results for the year ended April 30, 1997, were also negatively affected by the Company's decision to write-off $5.9 million in prepayments to third party developers relating to titles or platform versions of titles which had been canceled or which were utilizing new technologies in the face of increasing development costs, slower than expected growth in sales in the Japanese market, and investments in new product lines in the sports and edutainment categories. There can be no assurance that the Company will not experience similar problems in current or future periods or that the Company will be able to generate sufficient net revenues to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

  The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to generate net revenues to fund operations and to replace declining net revenues from older products. In the Company's former fiscal year ended April 30, 1997, the Company's results of operations were adversely affected by a number of factors, including delays in the completion of certain new products which led the Company to release alternative titles developed by third parties that did not achieve broad market acceptance. If in the future for any reason net revenues from new products were to fail to replace declining net revenues from existing products, the Company's business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months and another six to 12 months for the porting of a product to a different technology platform. In the past, the Company has repeatedly experienced significant delays in the introduction of certain new products, including certain products currently under development, in the future. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition. The costs of developing and marketing new interactive entertainment software have increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, increasing sophistication of hardware technology and consumer tastes and increasing costs of obtaining licenses for intellectual properties, and the Company expects this trend to continue. There can be no assurance that new products will be introduced on schedule, if at all, or that, if introduced, they will achieve significant market acceptance or generate significant net revenues. In addition, software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

  Consumer preferences for interactive entertainment software are continually changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in the industry. Further, publishers with a history of producing hit tittles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. The Company expects the importance of introducing hit titles to increase in the future. There can be no assurance that new products introduced by the Company will achieve significant market acceptance, that such acceptance, if achieved, will be sustainable for any significant period, or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. Most of the Company's products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. The Company believes that these trends will continue and that the Company's future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because the Company introduces a relatively limited number of new products in a given period, the failure of one or more of such products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Further, if market acceptance is not achieved, the Company could be forced to accept substantial product returns or grant significant markdown allowances to maintain its relationship with retailers and its access to distribution channels. In the event that the Company is forced to accept significant product returns or grant significant markdown allowances, its business, operating results and financial condition could be materially adversely affected.

Dependence on Third Party Software Developers

  The Company relies on third party interactive entertainment software developers for the development of a significant number of its interactive entertainment software products. As reputable and competent third party developers continue to be in high demand, there can be no assurance that third party software developers that have developed products for the Company in the past will continue to be available to develop products for the Company in the future. Many third party software developers have limited financial resources, which could expose the Company to the risk that such developers may go out of business prior to completing a project. In addition, due to the limited control that the Company exercises over third party software developers, there can be no assurance that such developers will complete products for the Company on a timely basis or within acceptable quality standards, if at all. Increased competition for skilled third party software developers has required the Company to enter into agreements with licensors of intellectual property and developers of games that involve advance payments by the Company of royalties and guaranteed minimum royalty payments, and the Company expects to continue to enter into such arrangements. If the sales volumes of products subject to such arrangements are not sufficient to recover such royalty advances and guarantees, the Company would be required to write-off unrecovered portions of such payments, which could have a material adverse effect on its business, operating results and financial condition. Further, there can be no assurance that third party developers will not demand renegotiation of their arrangements with the Company.

Rapidly Changing Technology; Platform Risks

  The interactive entertainment software industry is subject to rapid technological change. The introduction of new technologies, including operating systems such as Microsoft Windows 95 and 98, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and as yet unreleased video game platforms could render the Company's current products or products in development obsolete or unmarketable. The Company must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, the Company is required to make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which the Company develops software are not released on a timely basis or do not attain significant market penetration, the Company's business, operating results and financial condition could be materially adversely affected. Alternatively, if the Company fails to develop products for a platform that does achieve significant market penetration, then the Company's business, operating results and financial condition could also be materially adversely affected.

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. In this regard, the Company's results of operations in its former fiscal year ended April 30, 1997 were adversely affected by a sharp decline in the market for titles for the Macintosh and Sega Saturn platforms, which declines resulted in a high level of product returns and markdown allowances. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more of such technologies gain widespread acceptance. Such postponement could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently actively developing products for the Microsoft Windows 95 and 98, PlayStation and Nintendo 64 platforms. The Company's success will depend in part on its ability to anticipate technological changes and to adapt its products to emerging game platforms. There can be no assurance that the Company will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on terms favorable to the Company or to create software for those new platforms, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

Industry Competition; Competition for Shelf Space

  The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new interactive entertainment software platforms and software platforms. The Company's competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than those of the Company. Due to these greater resources, certain of the Company's competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than the Company. The Company believes that the principal competitive factors in the interactive entertainment software industry include product features, brand name recognition, access to distribution channels, quality, ease of use, price, marketing support and quality of customer service.

  The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts, GT Interactive Software Corp., Cendant Corporation, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment Inc., Microprose (Spectrum Holobyte), Virgin Interactive Entertainment, Inc. and Hasbro Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more of the Internet and on-line services.

  Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require the Company to increase its marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. The Company's products constitute a relatively small percentage of any retailer's sale volume, and there can be no assurance that retailers will continue to purchase the Company's products or to provide the Company's products with adequate levels of shelf space and promotional support, and a prolonged failure in this regard may have a material adverse effect on the Company's business, operating results and financial condition.

Dependence Upon Third Party Licenses

  Many of the Company's products, such as its Star Trek, Major League Baseball and Caesars Palace titles, are based on original ideas or intellectual properties licensed from third parties. There can be no assurance that the Company will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. Should the Company be unable to obtain licenses for the underlying content that it believes offers the greatest consumer appeal, the Company would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which events could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that acquired properties will enhance the market acceptance of the Company's products based on such properties, that the Company's new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns

  The Company currently sells its products directly through its own sales force to mass merchants, warehouse club stores, large computer and software specialty chains and through catalogs in the U.S. and Canada, as well as to certain distributors. Outside North America, the Company generally sells to third party distributors. The Company's sales are made primarily on a purchase order basis, without long-term agreements. The loss of, or significant reduction in sales to, any of the Company's principal retail customers or distributors could materially adversely affect the Company's business, operating results and financial condition.

  The distribution channels through which consumer software products are sold are characterized by continuous change, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retailers such as warehouse chains, mass merchants and computer superstores. As more consumers own PCs, the distribution channels for interactive entertainment software have changed are expected to continue to change. Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which arrangements prevent the Company from selling certain of its products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with software distributors other than the Company were to increase, the Company's ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would have the effect of lowering the Company's gross profit. In addition, this trend could increase the material adverse impact on the Company's business, operating results and financial condition. In addition, emerging methods of distribution, such as the Internet and on-line services, may become more important in the future, and it will be important for the Company to maintain access to these channels of distribution. There can be no assurance that the Company will maintain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

  Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Sales are typically made on unsecured credit, with terms that vary depending upon the customer and the nature of the product. Although the Company has obtained insolvency risk insurance to protect against any bankruptcy, insolvency or liquidation that may occur involving its customers, such insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, while the Company maintains a reserve for uncollectible receivables, the actual reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Licenses from and Manufacturing by Hardware Companies

  The Company is required to obtain a license to develop and distribute software for each of the video game console platforms for which the Company develops products, including a separate license for each of North America, Japan and Europe. The Company has obtained licenses to develop software for the PlayStation(TM) in North America and Japan and is currently negotiating agreements covering additional territories. In addition, the Company has obtained a license to develop software for the Nintendo 64 in North America and is currently negotiating with Nintendo for licenses covering additional territories. There can be no assurance that the Company will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, each of Sony Computer Entertainment, Nintendo and Sega have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, the Company must make significant product development expenditures on a particular product prior to the time it seeks such approvals. The inability of the Company to obtain such approvals could have a material adverse effect on the Company's business, operating results and financial condition.

  Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While the Company has prepared its future product release plans taking this competitive approval process into consideration, if the Company has incorrectly predicted the impact of this restrictive approval process, and as a result the Company fails to obtain approvals for all products in the Company's development plans, such failure could have a material adverse effect on the Company's business, operating results and financial condition. The Company depends upon Sony Computer Entertainment and Nintendo for the manufacture of the Company's products that are compatible with their respective video game consoles. As a result, Sony and Nintendo have the ability to raise prices for supplying such products at any time and effectively control the timing of the Company's release of new titles for those platforms. PlayStation(TM) products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. If the Company experiences unanticipated delays in the delivery of video game console products from Sony Computer Entertainment or Nintendo, or if actual retailer and consumer demand for its interactive entertainment software differs from that forecast by the Company, its business, operating results and financial condition could be materially adversely affected.

Future Capital Requirements

  The Company expects that its capital requirements will increase significantly in the future. The Company did not generate cash flow from operations in the six months ended June 30, 1998, the eight months ended December 31, 1997 and the former fiscal year ended April 30, 1997. There can be no assurance that the Company will ever generate cash flow from operations. The Company's ability to fund its capital requirements out of available cash, its bank line of credit and cash generated from operations will depend on numerous factors, including the progress of the Company's product development programs, the rate of growth of the Company's business, and the commercial success of the Company's products. The Company will likely be required to seek additional funds through debt or equity financing. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If adequate funds are not available on acceptable terms, the Company would be required to delay or scale back its product development and marketing programs, which could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Personnel

  The Company's success depends to a significant extent on the continued service of it key product design, development, sales, marketing and management personnel, and in particular on the leadership, strategic vision and industry reputation of its founder and Chief Executive Officer, Brian Fargo. The Company's future success will also depend upon the Company's ability to continue to attract, motivate and retain highly qualified employees and contractors, particularly key software design and development personnel. Competition for highly skilled employees is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. The Company's failure to retain the services of Brian Fargo or its other key personnel or to attract and retain additional qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations; Currency Fluctuations

  International net revenues accounted for 26.1% and 22.1% of the Company's total net revenues in the six months ended June 30, 1998 and the three months ended June 30, 1998, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and product localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop improved international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales and operations are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., the time and financial costs associated with translating and localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. For example, the Company has recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and there can be no assurance that such difficulties will not continue or occur in other countries in the future. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international net revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on the Company's business, operating results and financial condition.

Management of Growth

  The Company has recently undergone a period of rapid growth that has placed a significant strain on the Company's financial, management and other resources. The Company's ability to manage its growth effectively, should it continue, will require it to continue to improve its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

Protection of Proprietary Rights

  The Company regards its software as proprietary and relies on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company owns or licenses various copyrights and trademarks. While the Company provides "shrinkwrap" license agreements or limitations on use with its software, the enforceability of such agreements or limitations is uncertain.
The Company is aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of the Company's interactive entertainment software products were to occur, the Company's operating results could be materially adversely affected. While the Company does not copy protect its products, it does not provide source code to third parties unless they have signed nondisclosure agreements with respect thereto.

  The Company relies on existing copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which the Company's products are or may be distributed either do not protect the Company's products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of the Company's rights may be ineffective in such counties, and as the Company leverages its software products using emerging technologies, such as the Internet and on-line services, the ability of the Company to protect its intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. There can be no assurance that existing intellectual property laws will provide adequate protection to the Company's products in connection with such emerging technologies.

  As the number of interactive entertainment software products in the industry increases and the features and content of these products further overlap, software developers may increasingly become subject to infringement claims. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, the Company has received communications from third parties of such parties. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

Entertainment Software Rating System; Governmental Restrictions

  Legislation is periodically introduced at the state and federal levels in the U.S. and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. Such a system would include procedures with which interactive entertainment software publishers would be expected to comply by identifying particular products within defined rating categories and communicating such ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each products' rating. In addition, many foreign countries have laws which permit governmental entities to censor the content of certain works, including interactive entertainment software. In certain instances, the Company may be required to modify its products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. Such delays could have a material adverse effect on the Company's business, operating results and financial condition. While the Company currently voluntarily submits its products to industry-created review boards and publishes their ratings on its game packaging, the Company believes that mandatory government-run integrative entertainment software products rating systems eventually will be adopted in many countries which represent significant markets or potential markets for the Company. Due to the uncertainties inherent in the implementation of such a rating system, confusion in the marketplace may occur, and the Company is unable to predict what effect, if any, such a rating system would have on the Company's business. In addition to such regulations, certain retailers have in the past declined to stock certain of the Company's products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. While to date such actions have not had a material adverse effect on the Company's business, operating results or financial condition, there can be no assurance that similar actions by the Company's distributors or retailers in the future would not have a material adverse effect on the Company's business, operating results and financial condition.

Development of Internet/On-Line Services or Products

  The Company seeks to establish an on-line presence by creating and supporting sites on the Internet. The Company's future plans envision conducting and supporting on-line product offerings through these sites or others. The ability of the Company to successfully establish an on-line presence and to offer on-line products will depend on several factors that are outside the Company's control, including the emergence of a robust on-line industry and infrastructure and the development and implementation of technological advancements to the Internet to increase bandwidth and the speed of responsiveness to the point that will allow the Company to conduct and support on-line product offerings.
Because global commerce and the exchange of information on the Internet and other similar open, wide area networks are relatively new and evolving, there can be no assurance that a viable commercial marketplace on the Internet will emerge from the developing industry infrastructure, that the appropriate complementary products for providing and carrying Internet traffic and commerce will be developed, that the Company will be able to create or develop a sustainable or profitable on-line presence or that the Company will be able to generate any significant revenue from On-Line product offerings in the near future, it at all. If the Internet does not become a viable commercial marketplace, or if such development occurs but is insufficient to meet the Company's needs or if such development is delayed beyond the point where the Company plans to have established an On-Line service, the Company's business, operating results and financial condition could be materially adversely affected.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company believes that its products, which are self-contained software programs that run independently of external chronology, will not be significantly affected by Year 2000 problems.

  The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance will be provided to the Company under its existing software maintenance agreement in the third quarter of 1998. The Company expects to effect the conversion of its internal accounting system to such upgraded software by the end of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system of maintenance agreements currently in effect. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

Risks Associated with Acquisitions

  As part of its strategy to enhance distribution and product development capabilities, the Company intends to pursue acquisitions of complementary businesses, products and technologies. Some of these acquisitions could be material in size and scope. While the Company will continue to search for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisition opportunities.
If any potential acquisition opportunity is identified, there can be no assurance that the Company will consummate such acquisition, and if such acquisition does occur, there can be no assurance that it will be successful in enhancing the Company's business or will be accretive to the Company's earnings. As the interactive entertainment software industry continues to consolidate, the Company may face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost thereof. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

  The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute its stockholders, including investors in the IPO. Additionally, with respect to future acquisitions, the Company's stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

Control by Directors and Officers

  The Company's directors and officers and Universal Studios, Inc. ("Universal"), which currently has two representatives on the Company's Board of Directors, in the aggregate, beneficially own approximately 58.1% of the Company's outstanding Common Stock (excluding outstanding options). These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors (subject to the cumulative voting rights of the Company's stockholders) and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

Anti-Takeover Effects; Delaware Law and Certain Charter and Bylaw Provisions

  The Company's Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of the Company and could materially adversely affect the prevailing market price of the Common Stock. Certain of such provisions impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

Stock Price Volatility

  The trading price of the Company's Common Stock has been and could continue to be subject to wide fluctuations in response to quarter to quarter variations in results of operations, announcements of new products by the Company or its competitors, product development or release schedule, general conditions in the computer, software, entertainment, media or electronics industries, changes in earnings estimates or buy/sell recommendations by analysts, investor perceptions and expectations regarding the products, plans and strategic position of the Company, its competitors and its customers, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II. Other Information

Item 1.  Legal Proceedings
         -----------------

  The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

  The Company effected a registration with the Securities and Exchange Commission on Form S-1, Registration No. 333-48473 (the "Registration Statement"), whereby the Company registered up to 5,750,000 shares of its Common Stock. On June 18, 1998, the Registration Statement was declared effective by the Securities and Exchange Commission. On June 24, 1998, the Company completed its initial public offering of Common Stock (the "IPO") by consummating the sale of 5,000,000 shares of its Common Stock to the underwriters identified in the Registration Statement, Piper Jaffray Inc., Bear, Stearns & Co. and UBS Securities serving as the representatives thereof. The price of the Company's Common Stock was $5.50 per share, less underwriting discounts and commissions of $0.385 per share. The Company received net proceeds of $25.6 million from the sale of such Common Stock before deducting offering expenses. Effective upon the closing of the IPO, certain Common Stock Warrants were exercised by the surrender of associated Subordinated Secured Promissory Notes for an aggregate of 2,272,417 shares of the Company's Common Stock.

  On July 22, 1998, the underwriters of the Company's IPO exercised their option to purchase an additional 750,000 shares of Common Stock from a stockholder of the Company at a price of $5.50 per share, less underwriting discounts and commissions of $0.385 per share. The Company did not receive any proceeds from the sale of the Common Stock pursuant to the exercise of such option.

  In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $1,038,500, all of which were payable to third parties. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $24.6 million.

  The Company has used approximately $16.8 million to repay amounts outstanding under the Company's bank line of credit with an unaffiliated third party, approximately $6.3 million to repay certain of the Company's Subordinated Secured Promissory Notes (which amounts were paid to unaffiliated third parties, except that approximately $100,000 was repaid to Chuck Camps, an officer of the Company) and approximately $1.5 million to pay certain amounts due to Universal Interactive Studios (a subsidiary of Universal Studios, Inc., a holder of more than 10% of the Company's Common Stock) under the terms of an existing distribution agreement.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits - The following exhibits are filed as part of this report:
         --------
Exhibit
-------
Number             Exhibit Title                                          Page
------             -------------                                          ----
  27.1             Financial data schedule for the
                     six month period ended June 30, 1998                  30

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERPLAY ENTERTAINMENT
                                         CORP.



Date:  August 14, 1998                   By: /s/ James C. Wilson
                                             -------------------
                                             James C. Wilson,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
-------
Number             Exhibit Title                                          Page
------             -------------                                          ----
  27.1             Financial data schedule for the six month period
                     ended June 30, 1998                                   30