Form 10-Q
period 1998-09-30
INTERPLAY ENTERTAINMENT CORP
filed 1998-11-23
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


             Class                  Issued and Outstanding at November 20, 1998
             -----                  -------------------------------------------

 Common Stock, $0.001 par value                     18,236,329

                         INTERPLAY ENTERTAINMENT CORP.

          INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of September
                   30, 1998 (unaudited) and December 31, 1997                  3

                 Unaudited Condensed Consolidated Statements of
                   Operations for the three-month and nine-month periods
                   ended September 30, 1998 and 1997                           4

                 Unaudited Condensed Consolidated Statements of
                   Stockholders' Equity (Deficit) as of September 30,
                   1998 (unaudited) and December 31, 1997                      5

                 Unaudited Condensed Consolidated Statements of Cash
                   Flows for the nine-month periods ended September 30,
                   1998 and 1997                                               6

                 Notes to Unaudited Condensed Consolidated Financial
                   Statements                                                  7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12

Part II. Other Information

         Item 1. Legal Proceedings                                            31

         Item 2. Exhibits and Reports on Form 8-K                             31

Signatures                                                                    32

Exhibit Index                                                                 33

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (unaudited)
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents                            $  1,230       $  1,536
  Trade receivables, net of allowances of $11,455
    and $14,461, at Sept. 30, 1998 and Dec. 31,
    1997 respectively                                    45,294         34,684
  Inventories                                             5,821          6,338
  Prepaid licenses and royalties                         18,078         12,628
  Income taxes receivable                                    --          1,427
  Deferred income taxes                                   7,477          7,792
  Other                                                   4,766          4,218
                                                       --------       --------
    Total current assets                                 82,666         68,623
                                                       --------       --------
Property and Equipment, net                               6,205          7,026
                                                       --------       --------
Other Assets                                              1,891          2,172
                                                       --------       --------
                                                       $ 90,762       $ 77,821
                                                       ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------
Current Liabilities:
  Accounts payable                                     $ 23,838       $ 17,121
  Accrued expenses and other expenses                    19,772         22,549
  Current portion of long-term debt                      25,464         14,767
  Income taxes payable                                      254            570
                                                       --------       --------
    Total current liabilities                            69,328         55,007
                                                       --------       --------
Long-Term Debt, net of current portion                      205         23,387
                                                       --------       --------
Deferred Income Taxes                                       725            434
                                                       --------       --------
Minority Interest                                           178            260
                                                       --------       --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value--
    Authorized--5,000,000 shares
    Issued and outstanding--none                             --             --
  Common stock, $.001 par value--
    Authorized 50,000,000 shares
    Issued and outstanding--18,236,329
      and 10,951,828, respectively                           18             11
  Paid-in Capital                                        51,472         18,408
  Retained earnings (accumulated deficit)               (31,468)       (19,877)
  Cumulative translation adjustment                         304            191
                                                       --------       --------
    Total stockholders' equity (deficit)                 20,326         (1,267)
                                                       --------       --------
                                                       $ 90,762       $ 77,821
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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except share and per share data)
                                  (unaudited)

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                       -----------------------   -----------------------
                                          1998         1997         1998         1997
                                       ----------   ----------   ----------   ----------

Net revenues                           $   24,504   $   23,833   $  106,225   $   66,745
Cost of goods sold                         19,141       14,153       58,653       41,602
                                       ----------   ----------   ----------   ----------
    Gross profit                            5,363        9,680       47,572       25,143
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Marketing and sales                       9,797        5,851       27,411       19,085
  General and administrative                3,739        2,948        9,516       10,050
  Product development                       6,615        5,312       18,555       16,616
                                       ----------   ----------   ----------   ----------
    Total operating expenses               20,151       14,111       55,482       45,751

Operating loss                            (14,788)      (4,431)      (7,910)     (20,608)
Interest and other expense                   (811)      (1,050)      (3,673)      (2,088)
                                       ----------   ----------   ----------   ----------
Loss before income taxes                  (15,599)      (5,481)     (11,583)     (22,696)
Provision (benefit) for income taxes         (468)          --            8       (1,782)
                                       ----------   ----------   ----------   ----------
    Net loss                           $  (15,131)  $   (5,481)  $  (11,591)  $  (20,914)
                                       ==========   ==========   ==========   ==========
Net loss per share:
Basic and diluted                      $    (0.83)  $    (0.49)  $    (0.85)  $    (1.88)
                                       ==========   ==========   ==========   ==========
Weighted average number of
  common shares outstanding:
Basic and diluted                      18,230,673   11,130,422   13,591,820   11,125,795
                                       ==========   ==========   ==========   ==========

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (amounts in thousands, except share data)

                                             Common Stock              Retained   Cumulative
                                          ------------------  Paid-in  Earnings   Translation
                                            Shares    Amount  Capital  (Deficit)  Adjustment     Total
                                          ----------  ------  -------  ---------  -----------  ---------
Balance, December 31, 1997                10,951,828    $11   $18,408   $(19,877)    $191      $ (1,267)
  Issuance of common stock                     1,200     --        10         --       --            10
  Compensation for stock options granted          --     --        76         --       --            76
  Net income                                      --     --        --      2,849       --         2,849
  Translation adjustment                          --     --        --         --        1             1
                                          ----------    ---   -------   --------     ----      --------
Balance, March 31, 1998 (unaudited)       10,953,028     11    18,494    (17,028)     192         1,669
  Issuance of common stock                 5,000,000      5    24,673         --       --        24,678
  Compensation for stock options granted          --     --        42         --       --            42
  Exercise of warrants                     2,272,417      2     8,581         --       --         8,583
  Net income                                      --     --        --        691       --           691
  Translation adjustment                          --     --        --         --       (1)           (1)
                                          ----------    ---   -------   --------     ----      --------
Balance, June 30, 1998 (unaudited)        18,225,445     18    51,790    (16,337)     191        35,662
  Compensation for stock options granted          --     --        16         --       --            16
  Exercise of options                         10,884     --         5         --       --             5
  Common stock issuance costs                     --     --      (339)        --       --          (339)
  Net income                                      --     --        --    (15,131)      --       (15,131)
  Translation adjustment                          --     --        --         --      113           113
                                          ----------    ---   -------   --------     ----      --------
Balance, September 30, 1998 (unaudited)   18,236,329    $18   $51,472   $(31,468)    $304      $ 20,326
                                          ==========    ===   =======   ========     ====      ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                         $(11,591)  $(20,914)
  Adjustments to reconcile net income (loss) to the
    cash provided by (used in) operating activities--
    Depreciation and amortization                              2,634      2,273
    Noncash expense for stock options                            134        230
    Deferred income taxes                                        606         --
    Minority interest in earnings (loss) of subsidiary           (82)        --
    Changes in assets and liabilities:
      Trade receivables                                      (10,605)     3,573
      Inventories                                                517      2,466
      Income taxes receivable                                  1,427         --
      Other current assets                                      (548)       250
      Other assets                                                (5)    (1,094)
      Prepaid licenses and royalties                          (5,450)     2,066
      Accounts payable                                         6,717     (6,052)
      Accrued expenses                                        (2,777)     8,153
      Income taxes payable                                      (316)       243
                                                            --------   --------
        Net cash used in operating activities                (19,339)    (8,806)
                                                            --------   --------
Cash flows from investing activities:
  Purchase of property and equipment                          (1,527)    (1,330)
                                                            --------   --------
        Net cash used in investing activities                 (1,527)    (1,330)
                                                            --------   --------
Cash flows from financing activities:
  Net borrowings on line of credit                             1,956      6,084
  Issuance of Subordinated Secured Promissory Notes
    and Warrants                                                  --      1,573
  Repayment of Subordinated Secured Promissory Notes
    and Warrants                                              (6,072)        --
  Net proceeds from issuance of common stock                  24,349         --
  Other financing                                                214        204
                                                            --------   --------
        Net cash provided by financing activities             20,447      7,861
                                                            --------   --------
Effect of exchange rate changes on cash and cash
  equivalents                                                    113         --
                                                            --------   --------
Net decrease in cash and cash equivalents                       (306)    (2,275)
Cash and cash equivalents, beginning of year                   1,536      3,135
                                                            --------   --------
Cash and cash equivalents, end of year                      $  1,230   $    860
                                                            ========   ========
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                $  3,659   $  2,294
                                                            ========   ========
    Income taxes                                            $      3   $     --
                                                            ========   ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Amounts and disclosures as of September 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

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

Comprehensive Income
  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1998, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Effective January 1, 1998 the Company adopted SFAS No. 130. Comprehensive income for the Company would include the impact of foreign currency translation adjustments which were immaterial for the periods reported including the three month period ended September 30, 1998 for which the impact of foreign currency adjustments were $113,000.

Revenue Recognition
  Revenues are recorded when products are delivered to customers in accordance with Statement of Position (SOP) 91-1, Software Revenue Recognition. For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, revenue is recorded net of allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Postcontract customer support provided by the Company is limited to telephone support. These costs are not material and are charged to expenses as incurred.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Amounts and disclosures as of September 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 2.  Prepaid Licenses and Royalties
  Prepaid licenses and royalties consist of payments for intellectual property rights, payments to celebrities and sports leagues and advanced royalty payments to outside developers. In addition, such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advance payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are generally recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment of the title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated net product sales.

Note 3.  Inventories
Inventories consist of the following:

                                                            September 30,     December 31,
                                                               1998              1997
                                                            -------------     ------------
Packaged software                                              $3,595            $4,171
CD-ROMs, cartridges, manuals, packaging and supplies            2,226             2,167
                                                               ------            ------
                                                               $5,821            $6,338
                                                               ======            ======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Amounts and disclosures as of September 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 4.  Long-Term Debt
Long-term debt consists of the following:

                                                  September 30,    December 31,
                                                      1998            1997
                                                  -------------    ------------
Subordinated Secured Promissory Notes               $      -          $ 14,655
Loan Agreement                                        25,202            23,246
Other                                                    467               253
                                                    --------          --------
                                                      25,669            38,154
Less--current portion                                (25,464)          (14,767)
                                                    --------          --------
                                                    $    205          $ 23,387
                                                    ========          ========

Subordinated Secured Promissory Notes
  From October 1996 through February 1997, the Company issued $14,803 in Subordinated Secured Promissory Notes ("Notes") and nondetachable Warrants to purchase Common Stock, of which employees, officers, and directors of the Company held $2,600 of the total Notes outstanding. The principal amount of the Notes was $14,655 and the purchase price of the Warrants was $148. The amount paid for the Warrants approximates management's estimate of the fair market value of the Warrants at the date of issuance and is included in paid-in capital in the accompanying condensed consolidated balance sheets. The Notes provided for interest at a rate of 12.0 percent per year, payable quarterly, beginning May 1, 1997. Interest expense related to the Notes was $866 for the nine months ended September 30, 1998.

  Each Warrant holder had the right to purchase from the Company the number of shares of Common Stock equal to the investor's aggregate investment (including Notes and Warrants) divided by the product of 0.70 multiplied by (a) the initial public offering ("IPO") price per share or (b) in the event of a Sales Transaction, the fair market value per share as determined in the Sales Transaction.

  In accordance with the terms of the Notes, the Company requested that each holder elect to either convert the outstanding principal amount to Common Stock upon the closing of the IPO or receive full payment in cash from the proceeds of the IPO. At the IPO completion, the holders of approximately $8,748 of Notes and Warrants elected to exercise their Warrants by converting their Notes to Common Stock. Remaining Note holders with a balance of approximately $6,349 requested payment in cash inclusive of interest of $277 which amount of principal and interest was paid by the Company in July 1998.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Amounts and disclosures as of September 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Loan Agreement
  In June 1997, the Company entered into a Loan and Security Agreement (Loan Agreement) with a financial institution which was amended in February 1998. Borrowings under the Loan Agreement bear interest at LIBOR (5.72 percent at December 31, 1997 and 5.69 percent at September 30, 1998) plus 4.87 percent (10.59 percent at December 31, 1997 and 10.56 percent at September 30, 1998). The agreement provides for a line of credit based in part on qualified receivables and inventory. Borrowings under this Loan Agreement may be up to a maximum of $35,000 through August 30, 1998; $30,000 from August 31 to December 30, 1998; and $25,000 thereafter. Within the total credit limits, the Company may borrow up to $10,000 in excess of its borrowing base through August 1998 and up to $5,000 in excess of its borrowing base thereafter through December 30, 1998. The line of credit is secured by cash, accounts receivable and inventory and by a security interest in certain of the Company's assets and expires May 31, 1999. The line of credit became a current liability in June 1998. See Note 7.

Note 5.  Net Loss Per Share
  Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and Common Stock Warrants using the treasury stock method. The following table summarizes the computation of Basic and Diluted net loss per share:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                     -------------------------------     -------------------------------
                                                          1998              1997              1998              1997
                                                     -------------     -------------     -------------     -------------
Basic EPS Computation:
Net loss                                               $   (15,131)      $    (5,481)      $   (11,591)      $   (20,914)

Weighted average common shares outstanding              18,230,673        11,130,422        13,591,820        11,125,795

Basic net loss per share                               $     (0.83)      $     (0.49)      $     (0.85)      $     (1.88)

Diluted EPS Computation:
Net loss                                               $   (15,131)      $    (5,481)      $   (11,591)      $   (20,914)
Adjustments to net loss                                         --       $        --       $        --       $        --
                                                       -----------       -----------       -----------       -----------
Diluted net loss                                       $   (15,131)      $    (5,481)      $   (11,591)      $   (20,914)

Weighted average common shares outstanding              18,230,673        11,130,422        13,591,820        11,125,795
Stock Options, Subordinated Notes and Warrants                  --                --                --                --
                                                       -----------       -----------       -----------       -----------
Diluted common shares outstanding                       18,230,673        11,130,422        13,591,820        11,125,795

Diluted net loss per share                            $      (0.83)      $     (0.49)      $     (0.85)      $     (1.88)

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Amounts and disclosures as of September 30, 1998 and 1997 and for each of the periods then ended are unaudited
            (amounts in thousands, except share and per share data)

Note 6.  Initial Public Offering
  The Company effected a registration with the Securities and Exchange Commission on Form S-1, Registration No. 333-48473 (the "Registration Statement"), whereby the Company registered up to 5,750,000 shares of its Common Stock. On June 18, 1998 the Registration Statement was declared effective by the Securities and Exchange Commission. On June 24, 1998, the Company completed its initial public offering of 5,000,000 shares of Common Stock, at $5.50 per share, that raised approximately $24,236, net of expenses of $3,264. In addition, in connection with the offering, 750,000 shares of Common Stock of the Company were sold by a selling stockholder at $5.50 per share, for which the company received no proceeds. An adjustment was made in the quarter ended September 30, 1998 for $339 in registration costs incurred in connection with the initial public offering in excess of costs recognized in the quarter ended June 30, 1998.

Note 7.  Subsequent Event
  In November 1998, the Company amended its line of credit with a financial institution to provide for a $37.5 million maximum credit limit through May 31, 1999, based in part on qualifying receivables and inventory. Within the total credit limit, the Company may borrow up to $14.0 million in excess of its borrowing base through May 31, 1999. Under the amended line of credit, the Company is required to deposit with the financial institution cash collateral of $1.0 million on each of February 15, March 15 and April 15, 1999, which will effectively reduce the total amounts available for borrowing under the line to $36.5 million as of February 15, 1999, $35.5 million as of March 15, 1999 and $34.5 million as of April 15, 1999. The amended line of credit also provides for a personal guarantee by the Company's Chairman and Chief Executive Officer, Brian Fargo, in the amount of $5.0 million secured by certain of Mr. Fargo's personal assets. As consideration for making such guarantee, Mr. Fargo is receiving warrants to purchase 400,000 shares of the Company's Common Stock (the "Warrants") at an exercise price of $3.00 per share. The Warrants have a three year term and include a cashless exercise provision but Mr. Fargo will not have registration rights with respect to the shares issuable upon exercise of the Warrants. In addition, the Warrants are not exercisable in the event the Company enters into an agreement to merge or combine the Company within six months after the issuance date of the Warrants. The shares issuable upon exercise of the Warrants are subject to the twelve month lockup agreement Mr. Fargo entered into in connection with the Company's initial public offering. In connection with the issuance of the Warrants, the Company is required to record an expense equal to the fair market value of the Warrants, which is estimated to be approximately $0.3 million, with such expense being amortized as additional debt cost over the term of the guarantee. In addition, the issuance of such Warrants by the Company may result in dilution to stockholders. The line of credit expires May 31, 1999. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results. The Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternate financing on reasonable terms, if at all. The Company is currently in compliance with the terms of its line of credit.

  In November 1998, the Company entered into certain product license and distribution agreements which in the aggregate provide for the Company to receive approximately $9.7 million over the next ninety days.

  The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements and anticipated funds from operations, if any, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line on May 31, 1999. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Comapny will prove correct or the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, and there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. The issuance of additional debt securities would likely result in significant additional interest expense, and the issuance of additional equity securities would likely result in material dilution to stockholders. In the event the Company is unable to renew its line of credit or raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles and compete effectively in its markets, or that such measures would be sufficient to generate operating profits in fiscal 1998 and beyond or would not negatively impact the Company's operating results in future periods. Certain of such measures may require third party consents or approvals, including the Company's bank, and there can be no such assurance that such consents or approvals can be obtained.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Cautionary Statement
  This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will generate positive cash flow in the future or that the Company will be able to obtain financing on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations or that the Company will remain in compliance with its line of credit or be able to renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of products launched or orders delivered, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Certain Factors that May Affect the Company's Business and Future Results," below as well as in the final Prospectus dated June 19, 1998 which is included in the Company's Registration Statement on Form S-1 as amended (Registration Number 333-48473) on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

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

  The Company recognizes net revenues from the sale of its products upon shipment. Subject to certain limitations, the Company permits customers to obtain exchanges within certain specified periods and provides price protection on certain unsold merchandise. Net revenues from product sales are reflected after deducting an allowance for returns, markdowns and price protection. With respect to license agreements which provide customers the right to multiple copies in exchange for guaranteed amounts, net revenues are recognized upon delivery of the product master or the first copy as long as no other significant vendor obligations exist. Per copy royalties on sales which exceed the guarantee are recognized as earned.

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

Results of Operations
  The following table sets forth certain selected condensed consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                     Three Months Ended                               Nine Months Ended
                                                        September 30,                                   September 30,
                                        ------------------------------------------   ----------------------------------------------
                                                1998                  1997                   1998                    1997
                                        --------------------   -------------------   -----------------------   --------------------
                                                   % of Net              % of Net                  % of Net               % of Net
                                         Amount    Revenues     Amount   Revenues      Amount      Revenues     Amount    Revenues
                                        --------   --------    -------   --------    ---------     --------    -------   ---------
Net revenues                            $ 24,504     100.0%    $23,833     100.0%    $ 106,225       100.0%    $ 66,745     100.0%
Cost of goods sold                        19,141      78.1%     14,153      59.4%       58,653        55.2%      41,602      62.3%
          Gross profit                     5,363      21.9%      9,680      40.6%       47,572        44.8%      25,143      37.7%
                                        --------   --------    -------   --------    ---------     --------    -------   ---------
Operating expenses:
  Marketing and sales                      9,797      40.0%      5,851      24.5%       27,411        25.8%      19,085      28.6%
  General and administrative               3,739      15.2%      2,948      12.4%        9,516         9.0%      10,050      15.1%
  Product development                      6,615      27.0%      5,312      22.3%       18,555        17.4%      16,616      24.9%
          Total operating expenses        20,151      82.2%     14,111      59.2%       55,482        52.2%      45,751      68.6%
                                        --------   --------    -------   --------    ---------     --------    -------   ---------

Operating loss                           (14,788)    (60.3%)    (4,431)    (18.6%)      (7,910)       (7.4%)    (20,608)    (30.9%)
Interest and other expense                  (811)     (3.3%)    (1,050)     (4.4%)      (3,673)       (3.5%)     (2,088)     (3.1%)
                                        --------   --------    -------   --------    ---------     --------    -------   ---------

Loss before income taxes                 (15,599)    (63.6%)    (5,481)    (23.0%)     (11,583)      (10.9%)    (22,696)    (34.0%)
Provision (benefit) for income taxes        (468)     (1.9%)        --       0.0%            8         0.0%      (1,782)     (2.7%)
          Net loss                      $(15,131)    (61.7%)   $(5,481)    (23.0%)    ($11,591)      (10.9%)   $(20,914)    (31.3%)
                                        ========   ========    =======   ========    =========     ========    ========  =========


Net revenues by segment:
  North America                         $ 15,472      63.1%    $15,694      65.8%    $  63,379        59.6%    $ 32,730      49.0%
  International                            7,035      28.7%      3,477      14.6%       28,337        26.7%      23,497      35.2%
  OEM, royalty and licensing               1,997       8.2%      4,662      19.6%       14,509        13.7%      10,518      15.8%
                                        --------   --------    -------   --------    ---------     --------    -------   ---------
                                        $ 24,504     100.0%    $23,833     100.0%    $ 106,225       100.0%    $ 66,745     100.0%
                                        ========   ========    =======   ========    =========     ========    ========  =========


Net revenues by platform:
  Personal computer                     $  7,657      31.2%    $16,295      68.3%    $  52,643        49.5%    $ 42,235      63.2%
  Video game console                      14,850      60.6%      2,876      12.1%       39,073        36.8%      13,992      21.0%
  OEM, royalty and licensing               1,997       8.2%      4,662      19.6%       14,509        13.7%      10,518      15.8%
                                        --------   --------    -------   --------    ---------     --------    -------   ---------
                                        $ 24,504     100.0%    $23,833     100.0%    $ 106,225       100.0%    $ 66,745     100.0%
                                        ========   ========    =======   ========    =========     ========    ========  =========


 Net Revenues

  Net revenues for the three months ended September 30, 1998 increased 2.8% to $24.5 million from $23.8 million in the comparable 1997 quarter. North America net revenues decreased slightly to $15.5 million, or 63.1% of net revenues, from $15.7 million, or 65.8% of net revenues, in the 1997 quarter. International net revenues increased to $7.0 million, or 28.7% of net revenues, from $3.5 million, or 14.6% of net revenues in the 1997 quarter. OEM, royalty and licensing net revenues decreased to $2.0 million, or 8.2% of net revenues, in the 1998 quarter from $4.7 million, or 19.6% of net revenues, in the 1997 quarter.

  Net revenues for the nine months ended September 30, 1998 increased 59.2% to $106.2 million from $66.7 million in the comparable 1997 period. North America net revenues increased to $63.4 million, or 59.6% of net revenues from $32.7 million, or 49.0% of net revenues, in the 1997 period. International net revenues increased to $28.3 million, or 26.7% of net revenues, from $23.5 million, or 35.2% of net revenues, in the 1997 period. OEM, royalty and licensing net revenues increased to $14.5 million, or 13.7% of net revenues, in the 1998 period from $10.5 million, or 15.8% of net revenues, in the 1997 period.

  The moderate increase in net revenues for the three months ended September 30, 1998 was primarily due to increased title releases offset by a high level of product returns and markdowns. The increase in net revenues for the nine months ended September 30, 1998 was primarily due to increased title releases across multiple platforms and resulting increases in unit sales volume in the 1998 periods, including significant title releases, such as Caesars Palace II (PlayStation), Crime Killer (PlayStation), Die By The Sword (PC), Descent:
Freespace The Great War (PC), Heart of Darkness (PlayStation), VR Sports Powerboat Racing (PC and PlayStation), Redneck Deer Huntin' (PC), Redneck Rides Again (PC), VR Baseball `99 (PlayStation), and Wild 9 (PlayStation). The increase in international net revenues was due primarily to increased sales in Europe offset in part by decreased sales in Asia. The Company expects that OEM, royalty and licensing net revenues may continue to decline, both in dollars and as a percentage of net revenues during the remainder of 1998 as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as such distribution channels become more competitive.

 Cost of Goods Sold; Gross Margin

  Cost of goods sold increased 35.2% in the three months ended September 30, 1998 to $19.1 million, or 78.1% of net revenues, from $14.2 million, or 59.4% of net revenues in the comparable 1997 quarter. Gross margin decreased to 21.9% in the 1998 quarter from 40.6% in the 1997 quarter.

  Cost of goods sold increased 41.0% in the nine months ended September 30, 1998 to $58.7 million, or 55.2% of net revenues, from $41.6 million, or 62.3% of net revenues, in the comparable 1997 period. Gross margin increased to 44.8% in the 1998 period from 37.7% in the 1997 period.

  The decrease in gross margin during the three months ended September 30, 1998 was primarily a result of increased product returns and markdowns and the change in the product mix from higher margin PC titles to lower margin console titles. The increase in gross margin during the nine months ended September 30, 1998 was primarily attributable to increased sales of certain higher margin PC products during the period, offset in part by sales of video game console products, which generally have lower margins. The 1997 periods also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally anticipated.

 Operating Expenses

  Total operating expenses increased 42.8% to $20.2 million, or 82.2% of net revenues, in the three months ended September 30, 1998 from $14.1 million, or 59.2% of net revenues, for the comparable 1997 quarter. Total operating expenses increased 21.3% to $55.5 million, or 52.2% of net revenues, in the nine months ended September 30, 1998 from $45.8 million, or 68.6% of net revenues, for the comparable 1997 period.

  Marketing and Sales.   Marketing and sales expenses primarily include
advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, fulfillment and other costs. Marketing and sales expenses increased 67.4% to $9.8 million, or 40.0% of net revenues, for the three months ended September 30, 1998 from $5.9 million, or 24.5% of net revenues for the comparable 1997 quarter and increased 43.6% to $27.4 million, or 25.8% of net revenues, for the nine months ended September 30, 1998 from $19.1 million, or 28.6% of net revenues, for the comparable 1997 period. The increases in absolute dollars were primarily attributable to increased advertising and other marketing costs associated with the increase in major titles launched and products sold during the 1998 period. The increase as a percentage of net revenues for the three months ended September 30, 1998 was primarily attributable to increased advertising and commissions on product releases in the U.S. and the European markets. The decrease as a percentage of net revenues for the nine months ended September 30, 1998 was primarily attributable to operating efficiencies achieved as a result of the increased net revenues base. The Company expects that in future periods marketing and sales expenses in future periods will increase in absolute dollars, but may vary as a percentage of net revenues.

  General and Administrative.   General and administrative expenses primarily
include administrative personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses increased 26.8% to $3.7 million, or 15.2% of net revenues, in the three months ended September 30, 1998 from $2.9 million, or 12.4% of net revenues in the comparable 1997 quarter and decreased 5.3% to $9.5 million, or 9.0% of net revenues, in the nine months ended September 30, 1998 from $10.1 million, or 15.1% of net revenues, in the comparable 1997 period. The increase in both absolute dollars and as a percentage of net revenues in the three months ended September 30, 1998 was primarily due to increased operations costs and the provision for uncollectible amounts owed to the Company by Engage Games Online, which is majority owned by the Company's Chairman and Chief Executive Officer. The Company may in the future be required to make additional payments of approximately $0.5 million in the aggregate under an equipment lease to which the Company is a co-lessee with Engage, although the Company is attempting to mitigate this expense by using or subleasing a portion of the equipment. The decrease in absolute dollars in the nine months ended September 30, 1998 was primarily attributable to lower overhead costs offset in part by increased personnel and operations costs and facilities charges in North America and Europe in support of increased net revenues. The decrease as a percentage of net revenues in the nine months ended September 30, 1998 was primarily attributable to operating efficiencies gained as a result of an increased net revenues base. The Company expects that in future periods general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  Product Development.   Product development expenses, which primarily include
personnel and support costs, are charged to operations in the period incurred. Product development expenses increased 24.5% to $6.6 million, or 27.0% of net revenues, in the three month period ended September 30, 1998 from $5.3 million, or 22.3% of net revenues, in the comparable 1997 quarter and increased 11.7% to $18.6 million, or 17.4% of net revenues, in the nine months ended September 30, 1998 from $16.6 million, or 24.9% of net revenues, in the comparable 1997 period. The increases in absolute dollars were primarily due to the increase in the number of products under development, offset in part by cost efficiencies achieved as a result of the reorganization of the development process. The increase as a percentage of net revenues in the three months ended September 30, 1998 was primarily due to higher labor and operations costs combined with a less than expected increase in net revenues base. The decrease as a percentage of net revenues in the nine months ended September 30, 1998 primarily reflected cost savings and operating efficiencies gained as a result of increased net revenues. The Company expects that in future periods product development expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

 Other Expense

  Other expense for the three- and nine-month periods ended September 30, 1998 primarily included interest expense on the Company's bank line of credit and Subordinated Secured Promissory Notes. Other expense decreased to $0.8 million in the three months ended September 30, 1998 from $1.1 million in the comparable 1997 quarter and increased to $3.7 million in the nine months ended September 30, 1998 from $2.1 million in the comparable 1997 period. The decrease in the three months ended September 30, 1998 was primarily due to decreased interest expense resulting from the repayment of the Subordinated Secured Promissory Notes and the reduction of the outstanding balance of the bank line of credit from the proceeds of the IPO in June 1998. The increase in the nine months ended September 30, 1998 was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements prior to completion of the IPO and interest on the Subordinated Secured Promissory Notes.

 Provision (Benefit) for Income Taxes

  The Company recorded a tax benefit of $0.5 million in the three months ended September 30, 1998, reversing the tax provision recorded earlier in the year based on net income. No tax benefit was recorded in the 1997 quarter due to the uncertainty of realization in future periods. The Company recorded a tax provision of $0.01 million in the nine months ended September 30, 1998, compared to a tax benefit of $1.8 million in the comparable 1997 period.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of bank lines of credit and equipment leases, through cash generated by the private sale of securities and from the proceeds from the initial public offering and from operations. As of September 30, 1998 the Company's principal sources of liquidity included cash and short term investments of approximately $1.2 million and the Company's bank line of credit bearing interest at the London Interbank Offered Rate plus 4.87% (10.56% as of September 30, 1998), expiring May 31, 1999. Under the terms of the bank line of credit as in effect on September 30, 1998, the Company had available borrowings and letters of credit up to $35.0 million through August 30, 1998, $30.0 million through December 30, 1998 and $25.0 million through May 31, 1999, based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit as of September 30, 1998 also provided that the Company could borrow up to $10.0 million in excess of its borrowing base through August 30, 1998 and up to $5.0 million in excess of its borrowing base through December 30, 1998. As of September 30, 1998, the Company's balance on the bank line of credit was $25.2 million with stand by letters of credit outstanding totaling $4.6 million.

  In November 1998, the Company amended its line of credit to provide for a $37.5 million maximum credit limit through May 31, 1999, based in part upon qualifying receivables and inventory. Within the total credit limit, the Company may borrow up to $14.0 million in excess of its borrowing base through May 31, 1999. Under the amended line of credit, the Company is required to deposit with the financial institution cash collateral of $1.0 million on each of February 15, March 15 and April 15, 1999, which will effectively require the Company to reduce the total amounts outstanding under the line to $36.5 million as of February 15, 1999, $35.5 million as of March 15, 1999 and $34.5 million as of April 15, 1999. The amended line of credit also provides for a personal guarantee by the Company's Chairman and Chief Executive Officer, Brian Fargo, in the amount of $5 million secured by certain of Mr. Fargo's personal assets. As consideration for making such guarantee, Mr. Fargo is receiving Warrants to purchase

400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. The Warrants have a three year term and include a cashless exercise provision but Mr. Fargo will not have registration rights with respect to the shares issuable upon exercise of the Warrants. In addition, the Warrants are not exercisable in the event the Company enters into an agreement to merge or combine the Company within six months after the issuance date of the Warrants. The shares issuable upon exercise of the Warrants are subject to the twelve month lockup agreement Mr. Fargo entered into in connection with the Company's initial public offering. In connection with the issuance of the Warrants, the Company is required to record an expense equal to the fair market value of the Warrants, which is estimated to be approximately $0.3 million, with such expense being amortized as additional debt cost over the term of the guarantee. In addition, the issuance of such Warrants by the Company may result in dilution to stockholders. The line of credit expires May 31, 1999. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operation results the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternate financing on reasonable terms, if at all. The Company is currently in compliance with all terms of its credit agreement.

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $19.3 million during the nine months ended September 30, 1998 and used $8.8 million during the nine months ended September 30, 1997. The cash used by operating activities in the nine months ended September 30, 1998 was primarily attributable to increased trade receivables and the net loss in the period, offset in part by an increase in accounts payable.

  Cash provided by financing activities of $20.4 million in the nine months ended September 30, 1998 resulted primarily from the proceeds from the Company's initial public offering and by additions to borrowings under the Company's bank line of credit. Cash provided by financing activities of $7.9 million in the nine months ended September 30, 1997 resulted primarily from borrowings under the Company's bank line of credit. On June 24, 1998 the Company completed its initial public offering of 5,000,000 shares of Common Stock at $5.50 per share which raised approximately $24.2 million, net of expenses. In connection with the offering, $8.7 million of Notes and Warrants were converted to Common Stock and $6.3 million were repaid in cash.

  Cash used in investing activities of $1.5 million in the nine months ended September 30, 1998 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $1.3 million in the nine months ended September 30, 1997 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

  The Company used net cash in operations of $7.6 million, $19.3 million and $15.3 million, respectively, in the quarter ended September 30, 1998, the nine months ended September 30, 1998 and the eight months ended December 31, 1997. To provide liquidity, the Company has implemented certain measures including a reduction of personnel, a decrease in management compensation and the delay, cancellation or scale back of certain product development and marketing programs, among other actions. In addition, the Company increased its line of credit in November 1998 which line expires May 31, 1999. There can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1998 and beyond or that the increased line of credit will be sufficient to finance any negative cash flow from operations or that such line of credit will be renewed or replaced on reasonable terms, if at all. In addition, no assurance can be given that the measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased net revenues, if any, will be sufficient to generate operating profits in fiscal 1998 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

  In November 1998, the Company entered into certain product license and distribution agreements which in the aggregate provide for the Company to receive approximately $9.7 million over the next ninety days.


  The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line on May 31, 1999. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1998 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

Year 2000

  See "Year 2000 Issue" in "Certain Factors That May Affect the Company's Business and Future Results".

Certain Factors That May Affect the Company's Business and Future Results

  In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

Liquidity; Future Capital Requirements

  The Company used net cash in operations of $7.6 million, $19.3 million and $15.3 million, respectively, in the quarter ended September 30, 1998, the nine months ended September 30, 1998 and the eight months ended December 31, 1997. There can be no assurance that the Company will ever generate positive cash flow from operations. The Company's ability to fund its capital requirements out of available cash, its line of credit and cash generated from operations will depend on numerous factors, including the progress of the Company's product development programs, the rate of growth of the Company's business, and the commercial success of the Company's products. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company for fiscal 1998 and beyond. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further cost reduction measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1998 and beyond. Certain of such measures may require third party approvals, including the Company's financial institution, and there can be no assurance that such consents or approvals can be obtained.


Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality

  The Company's operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond the Company's control. Such factors include, but are not limited to, delays in shipment, demand for the Company's and its competitors' products, the size and rate of growth of the market for interactive entertainment software, changes in computing platforms, the number of new products and product enhancements released by the Company and its competitors during the period, changes in product mix, product returns, the timing of orders placed by distributors and dealers, delays in shipment, the timing of development and marketing expenditures, price competition and the level of the Company's international and OEM, royalty and licensing net revenues. The uncertainties associated with the interactive entertainment software development process, lengthy manufacturing lead times for Nintendo-compatible products, possible production delays, and the approval process for products compatible with the Sony Computer Entertainment, Nintendo and Sega video game consoles, as well as approvals required from other licensors, make it difficult to accurately predict the quarter in which shipments will occur. Because of the limited number of products introduced by the Company in any particular quarter, a delay in the introduction of a product may materially adversely affect the Company's operating results for that quarter and may not be recaptured in subsequent quarters. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. If net revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected. The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season, followed by demand during the first calendar quarter. As a result, net revenues, gross profits and operating income for the Company have historically been highest during the fourth and the following first calendar quarters, and have declined from those levels in subsequent second and third calendar quarters.

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

Recent Losses

  The Company has experienced significant losses in recent periods, including losses of $11.6 million, $5.1 million, and $27.2 million, respectively, in the nine months ended September 30, 1998, in the eight months ended December 31, 1997, and in the Company's former fiscal year ended April 30, 1997. The losses for the nine months ended September 30, 1998 resulted primarily from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the quarter and in prior periods and lower than expected worldwide sales of Wild 9. There can be no assurance that the Company will not experience similar problems in current or future periods or that the Company will be able to generate sufficient net revenues or adequate working capital to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

  The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to generate net revenues to fund operations and to replace declining net revenues from older products. In the Company's quarter ended September 30, 1998, the Company's results of operations were adversely affected by a number of factors, including delays in the completion of certain new products including Fallout 2. If in the future for any reason net revenues from new products were to fail to replace declining net revenues from existing products, the Company's business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months and another six to 12 months for the porting of a product to a different technology platform. In the past, the Company has frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition. The costs of developing and marketing new interactive entertainment software have increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, increasing sophistication of hardware technology and consumer tastes and increasing costs of obtaining licenses for intellectual properties, and the Company expects this trend to continue. There can be no assurance that new products will be introduced on schedule, if at all, or that, if introduced, they will achieve significant market acceptance or generate significant net revenues. In addition, software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

  Consumer preferences for interactive entertainment software are continually changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in the industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. The Company expects the importance of introducing hit titles to increase in the future. There can be no assurance that new products introduced by the Company will achieve significant market acceptance, that such acceptance, if achieved, will be sustainable for any significant period, or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. Most of the Company's products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. The Company believes that these trends will continue and that the Company's future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because the Company introduces a relatively limited number of new products in a given period, the failure of one or more of such products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Further, if market acceptance is not achieved, the Company could be forced to accept substantial product returns or grant significant markdown allowances to maintain its relationship with retailers and its access to distribution channels. For example, the Company had higher than expected product returns and markdowns in the quarter ended September 30, 1998 and there can be no assurance that higher than expected product returns and markdowns will not continue in the future. In the event that the Company is forced to accept significant product returns or grant significant markdown allowances, its business, operating results and financial condition could be materially adversely affected.

Dependence on Third Party Software Developers

  The Company relies on third party interactive entertainment software developers for the development of a significant number of its interactive entertainment software products. As reputable and competent third party developers continue to be in high demand, there can be no assurance that third party software developers that have developed products for the Company in the past will continue to be available to develop products for the Company in the future. Many third party software developers have limited financial resources, which could expose the Company to the risk that such developers may go out of business prior to completing a project. In addition, due to the limited control that the Company exercises over third party software developers, there can be no assurance that such developers will complete products for the Company on a timely basis or within acceptable quality standards, if at all. Increased competition for skilled third party software developers has required the Company to enter into agreements with licensors of intellectual property and developers of games that involved advance payments by the Company of royalties and guaranteed minimum royalty payments, and the Company expects to continue to enter into such arrangements. If the sales volumes of products subject to such arrangements are not sufficient to recover such royalty advances and guarantees, the Company would be required to write-off unrecovered portions of such payments, which could have a material adverse effect on its business, operating results and financial condition. Further, there can be no assurance that third party developers will not demand renegotiation of their arrangements with the Company.

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

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. In this regard, the Company's results of operations in its former fiscal year ended April 30, 1997 were adversely affected by a sharp decline in the market for titles for the Macintosh and Sega Saturn platforms, which declines resulted in a high level of product returns and markdown allowances. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more of such technologies gain widespread acceptance. Such postponement could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently actively developing products for the Microsoft Windows 95 and 98, PlayStation(R) and Nintendo 64 platforms. The Company's success will depend in part on its ability to anticipate technological changes and to adapt its products to emerging game platforms. There can be no assurance that the Company will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on terms favorable to the Company or to create software for those new platforms, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts, GT Interactive Software Corp., Cendant Corporation, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment Inc., and Hasbro Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more on the Internet and on-line services.

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

Dependence Upon Third Party Licenses

  Many of the Company's products, such as its Star Trek, Major League Baseball and Caesars Palace titles, are based on original ideas or intellectual properties licensed from third parties. There can be no assurance that the Company will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Paramount has granted the Star Trek license to a third party upon the expiration of the Company's rights. Should the Company be unable to obtain licenses for the underlying content that it believes offers the greatest consumer appeal, the Company would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which events could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that acquired properties will enhance the market acceptance of the Company's products based on such properties, that the Company's new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

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

Dependence on Licenses from and Manufacturing by Hardware Companies

  The Company is required to obtain a license to develop and distribute software for each of the video game console platforms for which the Company develops products, including a separate license for each of North America, Japan and Europe. The Company has obtained licenses to develop software for the PlayStation in North America and Japan and is currently negotiating agreements covering additional territories. In addition, the Company has obtained a license to develop software for the Nintendo 64 in North America and is currently negotiating with Nintendo for licenses covering additional territories. There can be no assurance that the Company will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, each of Sony Computer Entertainment, Nintendo and Sega have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, the Company must make significant product development expenditures on a particular product prior to the time it seeks such approvals. The inability of the Company to obtain such approvals could have a material adverse effect on the Company's business, operating results and financial condition.

  Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While the Company has prepared its future product release plans taking this competitive approval process into consideration, if the Company has incorrectly predicted the impact of this restrictive approval process, and as a result the Company fails to obtain approvals for all products in the Company's development plans, such failure could have a material adverse effect on the Company's business, operating results and financial condition. The Company depends upon Sony Computer Entertainment and Nintendo for the manufacture of the Company's products that are compatible with their respective video game consoles. As a result, Sony and Nintendo have the ability to raise prices for supplying such products at any time and effectively control the timing of the Company's release of new titles for those platforms. PlayStation products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase
order.   If the Company experiences unanticipated delays in the delivery of video game console products from Sony Computer Entertainment or Nintendo, or if actual retailer and consumer demand for its interactive entertainment software differs from that forecast by the Company, its business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

  International net revenues accounted for 26.7% and 28.7% of the Company's total net revenues in the nine months ended September 30, 1998 and the three months ended September 30, 1998, respectively. The Company intends to continue to expand its direct and indirect sales, marketing and product localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop improved international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales and operations are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., the time and financial costs associated with translating and localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. For example, the Company has recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and there can be no assurance that such difficulties will not continue or occur in other countries in the future. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international net revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on the Company's business, operating results and financial condition.

Risks Associated with New European Currency

  On January 1, 1999, eleven of the fifteen member countries of the European Union ("Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new European currency, the "euro". The euro will be adopted by the Participating Countries as the common legal currency on that date. A significant portion of the Company's sales are made to Participating Countries and consequently, the Company anticipates that the euro conversion will, among other things, create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions and limit the Company's ability to charge different prices for its producers in different markets. While the Company anticipates that the conversion will not cause material disruption of its business, there can be no assurance that the conversion will not have a material effect on the Company's business or financial condition.

Management of Growth

  The Company has in the past undergone a period of rapid growth that has placed a significant strain on the Company's financial, management and other resources. The Company's ability to manage its growth effectively, should it continue, will require it to continue to improve its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

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

Year 2000 Issue

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Therefore, they do not properly recognize a year that begins with "20" rather than "19". Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the Year 2000 and beyond. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications
systems equipment and end products.   The Company also relies, directly and
indirectly, on external systems of suppliers for the management and control of product development and of business enterprises such as developers, customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, operating results and financial condition.

  The Company is currently in the process of assessing the potential impact of the Year 2000 issue on its business and the related foreseeable expenses that may be incurred in attempting to remedy such impact. The Company is employing a combination of internal resources and outside consultants to evaluate and address Year 2000 issues. The Company's Year 2000 plan includes (i) conducting an evaluation of the Company's computer based systems, facilities and products (and those of significant dealers, vendors and other third parties with which the Company does business) to determine their Year 2000 compliance, (ii) coordinating the replacement and/or upgrade of non-compliant systems, as necessary, and (iii) developing and overseeing the implementation of all of the initiatives in the Company's Year 2000 compliance plan. For example, the Company is in the process of upgrading its internal accounting software and expects such upgrade to be complete prior to the Year 2000. Although the Company has identified certain systems and applications that are not Year 2000 compliant and the Company is in the process of upgrading its software to address the Year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the Year 2000. In addition, the inability of any internal system to achieve Year 2000 compliance could result in material disruption to the Company's operations. With respect to customers, developers, suppliers and other enterprises upon which the Company relies, even where assurances are received from such third parties, there remains a risk that failure of systems and applications of such third parties could have a material adverse effect on the Company.

  The Company is currently assessing its products for Year 2000 compliance and anticipates such assessment to be complete prior to the Year 2000. The Company expects to correct and make available through its customer service organization upgrades or patches for those of its products that are found not to be Year 2000 compliant. However, there can be no assurance that any of the Company's products are or will be Year 2000 compliant or that the Company will complete any upgrades or patches which may be necessary. The failure of any of the Company's products to achieve Year 2000 compliance would result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In addition, if the computer systems on which the consumers use the Company's products are not Year 2000 compliant, such non compliance could adversely affect the consumers ability to use such products.

  The Company believes that it will substantially complete the implementation of its Year 2000 plan prior to the commencement of the Year 2000. However, if the Company does not complete its Year 2000 plan prior to the commencement of the Year 2000, or if the Company fails to identify and remediate all critical Year 2000 problems or if major suppliers, developers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially adversely effected.

  The Company's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company has not yet developed Year 2000 non-compliance contingency plans, but will consider the need for such plans upon completion of the Year 2000 compliance assessments.

  The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers, developers and suppliers in addressing the Year 2000 issue. The Company's evaluation is ongoing and it expects that new and different information will become available to it as the evaluation continues. Consequently, there can be no assurance that all material elements will be Year 2000 compliant in time.

Risks Associated with Acquisitions

  As part of its strategy to enhance distribution and product development capabilities, the Company intends to review potential acquisitions of complementary businesses, products and technologies. Some of these acquisitions could be material in size and scope. While the Company will continue to search for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisition opportunities. If any potential acquisition opportunity is identified, there can be no assurance that the Company will consummate such acquisition, and if such acquisition does occur, there can be no assurance that it will be successful in enhancing the Company's business or will be accretive to the Company's earnings. As the interactive entertainment software industry continues to consolidate, the Company may face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost thereof. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transaction or other charges and may be difficult to integrate with existing operations or assets.

  The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute its stockholders, including investors in the IPO. Additionally, with respect to future acquisitions, the Company's stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

Control by Directors and Officers

  The Company's directors and officers and Universal Studios, Inc. ("Universal"), which currently has two representatives on the Company's Board of Directors, in the aggregate, beneficially own approximately 58.4% of the Company's outstanding Common Stock (excluding outstanding options). These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors (subject to the cumulative voting rights of the Company's stockholders) and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

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

Item 2.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits - The following exhibits are filed as part of this report:
         --------

    Exhibit
    Number          Exhibit Title                                        Page
    -------         -------------                                        ----
      10.1          Fourth Amendment to Von Karman Corporate Center
                    Office Building Lease, dated July 29, 1998,
                    between the Company and Arden Realty Finance IV,
                    L.L.C., as successor-in-interest to Aetna Life
                    Insurance Company of Illinois.                       _____



      10.2          Schedules 8 through 10 to the Master Equipment
                    Lease between Brentwood Credit Corporation and
                    the Company dated March 28, 1996, filed as
                    Exhibit 10.20 to the Registration Statement on
                    Form S-1, File No. 333-48473.                        _____


      27.1          Financial data schedule for the nine month period
                    ended September 30, 1998.                            _____

(b)      Reports on Form 8-K
         -------------------

         A Report on Form 8-K was filed by the Company on October 2, 1998 reporting that on September 25, 1998, the Company announced that it had accepted the resignation of David Dukes as a director of the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERPLAY ENTERTAINMENT
                                         CORP.



Date:  November 23, 1998                 By: /s/ James C. Wilson
                                             -------------------
                                             James C. Wilson,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)

                                 EXHIBIT INDEX

Exhibit
Number            Exhibit Title                                        Page
-------           -------------                                        ----
10.1              Fourth Amendment to Von Karman Corporate Center
                  Office Building Lease, dated July 29, 1998,
                  between the Company and Arden Realty Finance IV,
                  L.L.C., as successor-in-interest to Aetna Life
                  Insurance Company of Illinois.                       _____


10.2              Schedules 8 through 10 to the Master Equipment
                  Lease between Brentwood Credit Corporation and
                  the Company, dated March 28, 1996, filed as
                  Exhibit 10.20 to the Registration Statement on
                  Form S-1, File No. 333-48473.                        _____


27.1              Financial data schedule for the nine month period
                  ended September 30, 1998.                            _____