Form 10-K405
period 1998-12-31
INTERPLAY ENTERTAINMENT CORP
filed 1999-03-31
CIK 1057232

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-24363

                               ----------------

                         INTERPLAY ENTERTAINMENT CORP.
          (Exact name of the registrant as specified in its charter)

                               ----------------

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

       Securities registered pursuant of Section 12(b) of the Act: None

          Securities registered pursuant of Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 22, 1999, 20,808,861 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $19,956,470.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders, to be held in June 1999, are incorporated by reference into Part III.

===============================================================================

                         INTERPLAY ENTERTAINMENT CORP.

            INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS......................................................    4

 ITEM 2.  PROPERTIES....................................................   12

 ITEM 3.  LEGAL PROCEEDINGS.............................................   12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   12

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   13

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   14

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   15

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   36

 ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   36

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   36

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   37

 ITEM 11. EXECUTIVE COMPENSATION........................................   37

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...............................................   37

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   37

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   37

 SIGNATURES..............................................................  38

 EXHIBIT INDEX...........................................................  39

  This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will generate positive cash flow in the future or that the Company will be able to obtain financing on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations or that the Company will remain in compliance with its line of credit or be able to renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, failure of the Company's products to be and remain accepted within their respective markets, material adverse changes in competitive conditions within the Company's markets, failure of the Company to retain key development and management personnel, failure of the Company to accurately anticipate market demand, and material adverse changes in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

  Interplay(TM), Interplay Productions(R) and certain of the Company's product names and publishing labels referred to herein are trademarks of the Company. This Annual Report on Form 10-K also contains trademarks of other companies.

                                    PART I

ITEM 1. BUSINESS

Overview

  Interplay Entertainment Corp., a Delaware corporation, (together with its subsidiaries, the "Company" or "Interplay") is a leading developer, publisher and distributor of interactive entertainment software for both core gamers and the mass market. Interplay was incorporated in the State of California in 1982 and was reincorporated in the State of Delaware in May 1998. The Company, which commenced operations in 1983, is most widely known for its titles in the action/arcade, adventure/RPG, strategy/puzzle and sports categories. The Company has produced titles for many of the most popular interactive entertainment software platforms, and currently balances its development efforts by publishing interactive entertainment software for PCs and current generation video game consoles, such as the PlayStation and Nintendo 64.

  The Company seeks to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and has published many such successful franchise titles to date. In addition, the Company secures licenses to use popular intellectual properties, such as Star Trek, Caesars Palace and Major League Baseball, for incorporation into certain of its products. Of the more than 40 titles currently in development by the Company, more than half are sequels to successful titles or incorporate licensed intellectual properties.

  In February 1999, in connection with the Company's acquisition of a minority membership interest in the parent entity of Virgin Interactive Entertainment Limited ("Virgin"), the Company entered into an International Distribution Agreement with Virgin (the "Virgin Distribution Agreement"). Pursuant to the Virgin Distribution Agreement, Virgin will hire the Company's European sales and marketing personnel and will distribute substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. See "Business-- Distribution--International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement."

Products

  The Company develops, publishes and distributes interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. The Company utilizes the experience and judgment of the avid gamers in its product development group to select and produce the products it publishes. This has resulted in the publication of a wide variety of games that have received numerous awards, including the Academy of Interactive Arts & Sciences' Best Title, Computer Game Review's Gold and Platinum Triads and PC Entertainment's Editor's Choice Awards.

  The Company's strategy is to develop products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for such development to be economically viable. The Company currently publishes products for multiple PC platforms, including Windows 95 and 98, and for the current generation of video game consoles, including the PlayStation and Nintendo 64. The Company assesses the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including the number of competing titles, the ratio of software sales to hardware sales with respect to such platform, the installed base of the platform, the change in the rate of sales of the platform and the cost and timing of development for the platform. The Company must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, the Company is required to make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which the Company develops software are not released on a timely basis or do not attain significant market penetration, the Company's business, operating results and financial condition could be materially adversely affected.

Alternatively, if the Company fails to develop products for a platform that does achieve significant market penetration, then the Company's business, operating results and financial condition could also be materially adversely affected.

  The Company has entered into license agreements with Sony Computer Entertainment and Nintendo pursuant to which the Company is granted the right to develop, sublicense and distribute products for such platforms in specified territories, which products are manufactured by the licensor for the Company and the Company is currently negotiating a similar license for Sega's new Dreamcast platform. The Company pays the licensor a royalty and/or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for such platforms, as well as over the packaging and marketing materials for such products. There can be no assurance that the Company will be able to obtain future licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. The inability of the Company to obtain such approvals could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Product Development

  The Company develops or acquires its products from a variety of sources, including its four internal development divisions, Shiny, Interplay Europe and publishing relationships with leading independent developers.

  The Development Process. The Company develops original products both internally, using its in-house development staff, and externally, using third party software developers working under contract with the Company. Producers on the Company's internal staff monitor the work of both inside and third party development teams through design review, progress evaluation, milestone review and quality assurance. In particular, each milestone submission is thoroughly evaluated by the Company's product development staff to ensure compliance with the product's design specifications. The Company enters into consulting or development agreements with third party developers which are generally on a flat-fee, work-for-hire basis or on a royalty basis, whereby advances are paid based on the achievement of milestones. In royalty arrangements, the Company ultimately pays continuation royalties to developers once the Company's advances have been recouped. In addition, in certain cases, the Company will utilize third party developers to port products to new platforms.

  The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to generate net revenues to fund operations and to replace declining net revenues from existing products. The development cycle of new products is difficult to predict, and involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Dependence on New Product Introductions; Risk of Product Delays and Product Defects."

  During the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, the Company spent $24.5 million, $14.3 million, $21.4 million and $15.1 million, respectively, on product research and development activities. Those amounts represented 19.3%, 16.6%, 25.7% and 15.6%, respectively, of revenue in each of those years.

Internal Product Development

  U.S. Product Development. The Company's U.S. internal product development group (excluding Shiny's development group) consisted of approximately 204 people at December 31, 1998. Once a design is selected by the Company, a production team, development schedule and budget are established. The Company's internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and another six to 12 months for the porting of a product to a different technology platform. The Company utilizes a variety of advanced hardware and software development tools, including animation, sound compression utilities, clay modeling and video compression for the production and development of its interactive entertainment software titles. The Company's internal development organization is divided into four divisions, each dedicated to the production and development of products for a particular product category. The Company also undertakes development activities through its subsidiary, Shiny. Within each division, development teams are assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians. The Company believes that this divisional approach promotes the creative and entrepreneurial environment necessary to develop innovative and successful titles. In addition, the Company believes that breaking down the development function into divisions enables it to improve its software design capabilities, to better manage its internal and external development processes and to create and enhance its software development tools and techniques, thereby enabling the Company to obtain greater efficiency and improved predictability in the software development process.

  Shiny. David Perry, Shiny's President and founder, has produced a number of highly successful interactive entertainment software titles, including CoolSpot, Aladdin, Earthworm Jim, Earthworm Jim II and MDK. Shiny developed Wild 9, which was released in September, 1998 for the PlayStation and currently has three original titles under development, including Sacrifice and Messiah. The Company will distribute Sacrifice and Messiah worldwide under the Shiny label. Shiny's development group presently consists of approximately 28 people.

  International Development. The Company is building international development resources through Interplay Europe, whose software producers manage the efforts of local third party developers in European countries. Historically, the Company's international product development efforts have consisted primarily of the localization of existing Company products. The Company currently has several original products, including Earthworm Jim 3D, under development through Interplay Europe. Interplay Europe's development group presently consists of approximately 10 people.

External Product Development

  In order to expand its product offerings to include hit titles created by third party developers, and to leverage its sales and distribution capabilities, the Company enters into publishing arrangements with third party developers, including foreign developers and publishers who wish to utilize the Company's sales and distribution network in North America. In February 1999, the Company entered into a Product Publishing Agreement with Virgin Interactive Entertainment Limited pursuant to which the Company will publish substantially all of Virgin's titles in North and South America and Japan. In the year ended December 31, 1998, the eight months ended December 31, 1997, and the fiscal years ended April 30, 1997 and 1996, approximately 70%, 50%, 33% and 67%, respectively, of new products released by the Company which the Company believes are or will become franchise titles were developed by third party developers. The Company expects that the proportion of its new products which are developed externally may vary significantly from period to period as different products are released. The Company's focus in obtaining publishing products is to select titles that combine advanced technologies with creative game design. The publishing agreements usually provide the Company with the exclusive right to distribute a product on a worldwide basis (however, in certain instances the agreement provides for a specified territory). The Company typically funds external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, the Company's publishing arrangements typically provide the Company with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. The Company manages the production of external development projects by appointing a producer from one of its internal product development divisions to oversee the product's development and work with the third party developer to design, develop and test the game.

  The Company believes this strategy of cultivating relationships with talented third party developers, such as the developers of Descent and TombRaider, provides an excellent source of quality products, and a number of the Company's commercially successful products have been developed under this strategy. However, the Company's reliance on third party software developers for the development of a significant number of its interactive software entertainment products involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Dependence on Third Party Software Developers."

Sales And Distribution

  The Company's sales and distribution efforts are designed to broaden product distribution and to increase the penetration of the Company's products in domestic and international markets. The Company supplements its direct distribution efforts in North America with third party distributors and affiliate label relationships. Over the past several years, the Company has increased its sales and distribution efforts in international markets through the formation of Interplay Europe, and most recently through the International Distribution Agreement discussed below, and through licensing and third party distribution strategies elsewhere. The Company also distributes its software products through Interplay OEM in bundling transactions with hardware and peripheral companies and through on-line services.

  North America. In North America, the Company sells its products primarily to mass merchants, warehouse club stores, large computer and software specialty retail chains and through catalogs. A majority of the Company's North American retail sales are to direct accounts, and a lesser percentage are to third party distributors. The Company's principal direct retail accounts include CompUSA, Best Buy, Electronics Boutique, Toys "R" Us, Wal-Mart and Software Acquisitions. The Company's principal distributors in North America include GT Interactive, Ingram Micro, Beamscope and Merisel. The Company also distributes product catalogs and related promotional material to end-users who can order products by direct mail, by using a toll-free number, or by accessing the Company's web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

  The Company sells to retailers and distributors through its North American sales organization. The Company's North American sales force is largely responsible for generating retail demand for the Company's products by presenting new products to the Company's retail customers in advance of the products' scheduled release dates, by providing technical advice with respect to the Company's products and by working closely with retailers and distributors to sell the Company's products. The Company typically ships its products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders, and net sales in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have a material adverse impact on the Company's operating results and on the Company's ability to maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality."

  The Company seeks to extend the life cycle and financial return of many of its products by marketing those products differently along the product's sales life. Although the product life cycle for each title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, the Company typically considers a title as "back catalog" six months after its initial release. The Company utilizes marketing programs appropriate for the particular title, which generally include progressive price reductions over time to increase the product's longevity in the retail channel as the Company shifts its advertising support to newer releases.

  The Company has acquired the right to distribute certain products on an affiliate label basis whereby it distributes products that are produced and published by a third party and are marketed under the third party's name with the package bearing a notation that the product is being distributed by the Company. The Company's focus in obtaining affiliate label products is to select titles that complement the Company's product families. Products that are distributed through the Company's affiliate label program are generally purchased directly from the third party and sold based on a distribution mark- up. These products generally have a lower gross margin than internally and externally developed products.

  The Company provides terms of sale comparable to competitors in its industry. In addition, the Company provides technical support in North America for its products through its customer support department and a 90-day limited warranty to end-users that its products will be free from manufacturing defects. While to date the Company has not experienced any material warranty claims, there can be no assurance that the Company will not experience material warranty claims in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

  International. Prior to February 1999, the Company distributed its titles in Europe through Interplay Europe, and employed approximately 21 persons dedicated to sales and marketing in the European market. Interplay Europe had an agreement with Infogrames U.K. and Virgin Interactive Entertainment Limited to pool resources in order to distribute PC and video game console software to independent software retailers in the United Kingdom, and had distribution agreements with Acclaim Entertainment pursuant to which Acclaim Entertainment distributes certain of the Company's titles in selected European countries. Net revenues from such distribution agreements with Acclaim Entertainment represented 9.6%, 7.4%, 14.9% and 7.0% of the Company's net revenues in the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, respectively. On February 16, 1999, the Company completed an agreement to acquire, together with two members of Interplay Europe management, a 49.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin. In connection with such acquisition, the Company entered into the Virgin Distribution Agreement, pursuant to which Virgin will hire Interplay Europe's sales and marketing personnel and will distribute substantially all of the Company's titles in Europe, CIS, Africa and the Middle East for a seven year period. Under such agreement, the Company will pay Virgin a distribution fee for its marketing and distribution of the Company's products, subject to a minimum amount, as well as a fixed overhead fee that is subject to reduction in certain events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Distribution Agreement."

  The Company has built a distribution capability in certain of the developed markets in Asia and the Americas utilizing third party distribution arrangements for specified products and platforms. In 1995 the Company established operations in Japan in order to expand its Japanese sales. In July 1997, the Company initiated a licensing strategy in Japan and terminated its operations there. The Company has also licensed a number of its titles to Sony Computer Entertainment to publish in Japan on the PlayStation. In Australia and New Zealand, the Company has entered into an agreement with Roadshow Entertainment Pty. Ltd., pursuant to which Roadshow Entertainment Pty. Ltd. has the exclusive right to market and distribute the Company's ongoing PC and video game console products.

  OEM. Interplay OEM employs approximately 13 people focused on the distribution of interactive entertainment software in bundling transactions to computer hardware. Under these arrangements, one or more software titles, which are typically limited feature versions of the retail version of a game, are bundled with hardware or peripheral devices and are sold by the OEM so that the purchaser of the hardware device obtains the software on a discounted basis as part of the hardware purchase. In addition, Interplay OEM has established a development capability in order to create modified versions of titles which support its customers' technologies. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling arrangements, such arrangements typically involve a high unit volume commitment. OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs, and accordingly have a more significant impact on the Company's operating results. There can be no assurance, however, that OEM sales will continue to generate consistent profits for the Company, and a decrease in OEM sales or margins could have a material adverse effect on the Company's business, operating results and financial condition. In addition to distributing the Company's titles, Interplay OEM serves as an OEM distributor for a number of interactive entertainment software publishers, including LucasArts Entertainment Company, Take Two Interactive, Fox Interactive, Westwood Studios and Virgin Interactive Entertainment. Interplay OEM's hardware customers include many of the industry's largest computer and peripheral manufacturers including IBM, Compaq, Apple Computer, 3Dfx, Diamond Multimedia, Packard Bell, Dell and Logitech. The Company devotes five employees to modifying existing products into suitable OEM products. Interplay OEM also handles licensing and merchandising activities on behalf of Interplay and Shiny including novelizations, strategy guides and other merchandise tied to Interplay's entertainment properties.

  The Company's North American and international distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms. The Company considers return requests on a case-by-case basis, taking into consideration factors such as the products involved, the customer's historical sales volume and the customer's credit status. The Company also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances, which consist of credits given to customers to lower the sales price of certain products in an effort to increase sales to its customers to help manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company manages its returns and markdown allowances through its authorization procedure, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to distribution channels. The Company's reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $18.4 million and $14.5 million at December 31, 1998 and 1997, respectively. Product returns and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

Marketing

  The Company's marketing department is organized into product groups aligned with its four internal development divisions and Shiny to promote a focused marketing strategy and brand image for each division. Integrated into these product groups is public relations for each division. In addition, the marketing department has four functional groups (web department, event coordination, creative services and advertising) that support these five product groups.

  The Company's marketing department develops and implements marketing programs and campaigns for each of the Company's titles and product groups. The Company's marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. The Company sends direct and electronic mail promotional materials to its large database of gamers. The Company has also selectively used radio and television advertisements in connection with the introduction of certain of its products. The Company budgets a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders. The Company anticipates that over time, as the market for its products matures and competition becomes more intense, it will become necessary to devote more overall resources to marketing its products but marketing costs for its products will remain proportional to revenues.

  The Company maximizes on-line marketing through web advertising and the maintenance of several web sites. These sites provide news and information of interest to its customers through free demonstration versions, contests, games, tournaments and promotions. Also, to generate interest in new product introductions, the Company provides free demonstration versions of upcoming titles both through magazine cover mounts and through game samples that consumers can download from the Company's web site. In addition, marketing hosts on-line events and maintains a vast collection of message boards to keep customers informed on shipped and upcoming titles.

Competition

  The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. The Company's competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than those of the Company. Due to these greater resources, certain of the Company's competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than the Company. The Company believes that the principal competitive factors in the interactive entertainment software industry include product features, brand name recognition, access to distribution channels, quality, ease of use, price, marketing support and quality of customer service.

  The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts, GT Interactive Software Corp., Mattel, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment Inc., Havas Interactive and Hasbro Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more on the Internet and on-line services.

  Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require the Company to increase its marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. The Company's products constitute a relatively small percentage of any retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or to provide the Company's products with adequate levels of shelf space and promotional support, and a prolonged failure in this regard may have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Industry Competition; Competition for Shelf Space."

Manufacturing

  The Company's PC-based products consist primarily of CD-ROMs, user manuals and packaging. Substantially all of the Company's CD-ROM duplication is performed by unaffiliated third parties. Printing of the user manual and packaging, manufacturing of related materials and assembly of completed packages are performed to the Company's specifications by unaffiliated third parties. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its CD-ROM-based products, and has not experienced significant returns due to manufacturing defects.

  Sony Computer Entertainment and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. PlayStation products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. If the Company experiences unanticipated delays in the delivery of manufactured software products, its net sales and operating results could be materially adversely affected. Furthermore, the long manufacturing cycle associated with video game cartridges requires that the Company forecast retailer and consumer demands for its manufactured titles further in advance of shipment than for PC-based products or PlayStation CD-ROMs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Intellectual Property And Proprietary Rights

  The Company holds copyrights on its products, product literature and advertising and other materials, and holds trademark rights in the Company's name, the Interplay logo, its "By Gamers. For Gamers.(TM)" slogan and certain of its product names and publishing labels. The Company also holds rights under a patent application related to the software engine for its Messiah product. The Company has licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receives royalties on such licenses. The Company also outsources some of its product development to third party developers, contractually retaining all intellectual property rights related to such projects. The Company also licenses certain products developed by third parties and pays royalties on such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Product Development."

  The Company regards its software as proprietary and relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company owns or licenses various copyrights and trademarks. While the Company provides "shrinkwrap" license agreements or limitations on use with its software, the enforceability of such agreements or limitations is uncertain. The Company is aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of the Company's interactive entertainment software products were to occur, the Company's operating results could be materially adversely affected. While the Company does not generally copy protect its products, it does not provide source code to third parties, unless they have signed nondisclosure agreements with respect thereto.

  The Company relies on existing copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which the Company's products are or may be distributed either do not protect the Company's products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of the Company's rights may be ineffective in such countries, and as the Company leverages its software products using emerging technologies, such as the Internet and on-line services, the ability of the Company to protect its intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide adequate protection to the Company's products in connection with such emerging technologies.

  As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, the Company has received communication from third parties asserting that features or content of certain of its products may infringe upon the intellectual property rights of such parties. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties, either of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Protection of Proprietary Rights."

Employees

  As of December 31, 1998, the Company had 443 full time employees, including 204 in product development, 87 in sales and marketing and 57 in finance, general and administrative. This includes 32 full time employees of Shiny, 13 full time employees of Interplay OEM and 50 full time employees of Interplay Europe. Subsequent to year end, in connection with the signing of an International Distribution Agreement with Virgin, the Company reduced its full time employees of Interplay Europe to 12, 10 of whom are engaged in product development. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

  From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's products, and the Company expects to continue this practice in the future. These performers are typically members of the Screen Actors Guild ("SAG") or other performers' guilds, which guilds have established collective bargaining agreements governing their members' participation in interactive media projects. The Company or an affiliated entity may be required to become subject to the jurisdiction of SAG's collective bargaining agreement, or some other applicable performers guild, with respect to the Company's development projects in the future in order to engage the services of performers in the development of the Company's products.

ITEM 2. PROPERTIES

  The Company's headquarters are located in Irvine, California, where the Company leases approximately 81,000 square feet of office space. This lease expires in June 2006 and provides the Company with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. Interplay Europe leases approximately 10,000 square feet of space in Buckinghamshire, England. This lease expires, at Interplay Europe's option, either in November 2000 or in November 2005, and the Company is currently seeking to sublease such space. Shiny leases approximately 4,100 square feet of space in Laguna Beach, California, which lease expires in October 1999 and which provides Shiny with an option to extend the term for an additional five years. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is occasionally involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is traded on The NASDAQ Stock Market National Market System under the symbol "IPLY". As of December 31, 1998, there were approximately 2,900 holders of the Common Stock.

  The following table sets forth the range of high and low sales prices for the Common Stock for each of the periods indicated during the year ended December 31, 1998 since the Company's initial public offering in June 1998:

     Period                                                          High   Low
     ------                                                          ----- -----
     Second Quarter................................................. $6.19 $5.75
     Third Quarter..................................................  7.50  3.19
     Fourth Quarter.................................................  3.00  1.50

Dividend Policy

  The Company anticipates that all future earnings will be retained to finance future growth, and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company's current credit agreement currently restricts the Company from paying cash dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

  The following is a summary of transactions by the Company during the fiscal year ended December 31, 1998 involving sales of the Company's securities that were not registered under the Securities Act:

  During the year ended December 31, 1998, the Company issued an aggregate of 451,100 nonqualified stock options to purchase Common Stock pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan") to officers, directors and employees of the Company at a weighted average exercise price of $6.91. Such options were issued but not sold, in the view of the Company, and, therefore, registration thereof was not required. During the same period, the Company issued an aggregate of 1,200 shares of Common Stock upon the exercise of options under the Incentive Stock Option and Nonqualified Stock Option Plan--1994 to one terminated employee at a purchase price of $8.50 per share. Such shares were issued in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act, as well as other exemptions. During the period referred to above, no options issued pursuant to the 1997 Plan were exercised. The Company issued the Company's Chairman and Chief Executive Officer Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share as consideration for making a personal guarantee in the amount of $5.0 million of the Company's line of credit. Such warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

  Subsequent to the year ended December 31, 1998, the Company issued and sold
2.5 million shares of the Company's Common Stock for $10.0 million. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated statements of operations data for the year ended December 31, 1998, the eight months ended December 31, 1997 and the former fiscal years ended April 30, 1997 and 1996, and the selected consolidated balance sheets data as of December 31, 1998 and 1997 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the former fiscal years ended April 30, 1995 and 1994, and the selected consolidated balance sheets data as of April 30, 1997, 1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements not included in this Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 1997 is derived from the Company's unaudited consolidated financial statements. The Company's historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                              Years Ended       Eight Months
                              December 31,         Ended          Years Ended April 30,
                          --------------------- December 31, ----------------------------------
                            1998       1997         1997       1997     1996     1995    1994
                          --------  ----------- ------------ --------  -------  ------- -------
                                    (unaudited)
                                   (Dollars in thousands, except per share amounts)
Statements of Operations
 Data(1):
Net revenues............  $126,862   $120,053     $85,961    $ 83,262  $96,952  $79,546 $52,668
Cost of goods sold......    71,928     68,353      44,864      62,480   49,939   45,491  31,223
                          --------   --------     -------    --------  -------  ------- -------
Gross profit............    54,934     51,700      41,097      20,782   47,013   34,055  21,445
Operating expenses:
 Marketing and sales....    39,471     28,443      20,603      24,627   23,285   14,280   7,698
 General and
  administrative........    12,841     13,503       8,989       9,408    9,025    5,528   4,805
 Product development....    24,472     22,317      14,291      21,431   15,120    8,200   3,646
                          --------   --------     -------    --------  -------  ------- -------
 Total operating
  expenses..............    76,784     64,263      43,883      55,466   47,430   28,008  16,149
                          --------   --------     -------    --------  -------  ------- -------
Operating income
 (loss).................   (21,850)   (12,563)     (2,786)    (34,684)    (417)   6,047   5,296
Other income (expense)..    (4,933)    (3,640)     (2,273)     (1,600)    (807)   1,046      68
                          --------   --------     -------    --------  -------  ------- -------
Income(loss)before
 income taxes...........   (26,783)   (16,203)     (5,059)    (36,284)  (1,224)   7,093   5,364
Provision (benefit) for
 income taxes...........     1,437     (1,782)        --       (9,065)    (480)   2,844   2,161
                          --------   --------     -------    --------  -------  ------- -------
Net income (loss).......  $(28,220)  $(14,421)    $(5,059)   $(27,219) $  (744) $ 4,249 $ 3,203
                          ========   ========     =======    ========  =======  ======= =======
Net income (loss) per
 share (2):
 Basic..................  $  (1.91)  $  (1.30)    $ (0.45)   $  (2.46) $ (0.07) $  0.40 $  0.37
 Diluted................  $  (1.91)  $  (1.30)    $ (0.45)   $  (2.46) $ (0.07) $  0.35 $  0.32
                          ========   ========     =======    ========  =======  ======= =======
Selected Operating Data:
Net revenues by
 geographic region:
 North America..........  $ 73,865   $ 64,106     $51,833    $ 38,606  $54,702  $51,892 $40,094
 International..........    35,793     41,922      24,642      32,006   24,579   13,829   2,227
 OEM, royalty and
  licensing.............    17,204     14,025       9,486      12,650   17,671   13,825  10,347
Net revenues by
 platform:
 Personal computer......  $ 67,406   $ 65,922     $42,520    $ 45,192  $60,254  $36,804 $20,314
 Video game console.....    42,252     40,106      33,955      25,420   19,027   28,917  22,007

                              December 31,                    April 30,
                          --------------------- ---------------------------------------
                            1998       1997         1997       1996     1995     1994
                          --------  ----------- ------------ --------  -------  -------
                                            (Dollars in thousands)
Balance Sheets Data:
Working capital.........  $ (2,864)  $ 13,616     $ 7,890    $ 18,485  $25,227  $22,775
Total assets............    75,085     77,821      69,005      68,511   44,226   35,450
Total long-term debt
 (including current
 portion)...............    24,651     38,154      14,970         108      262      384
Stockholders' equity
 (deficit)..............     4,193     (1,267)      3,401      30,195   30,069   25,053

--------
(1) Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31.

(2) See Note 8 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

General

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

  Revenues are recorded when products are delivered to customers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Postcontract customer support provided by the Company is limited to telephone support. These costs are not material and are charged to expenses as incurred.

  In order to expand the Company's distribution channels and engage in software development in overseas markets, in 1995 the Company established operations in the United Kingdom and in Japan. In July 1997, the Company initiated a licensing strategy in Japan and terminated its operations there. International net revenues accounted for approximately 28.2%, 28.7%, 38.4% and 25.4% of the Company's net revenues during the years ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, respectively.

  In January 1997, the Company formed a wholly owned subsidiary, Interplay OEM, Inc. ("Interplay OEM"), which had previously operated as a division of the Company. Interplay OEM distributes the Company's interactive entertainment software titles, as well as those of other software publishers, to computer hardware and peripheral device manufacturers for use in bundling arrangements. The Company also derives net revenues from the licensing of certain of its intellectual properties and certain of its products to third parties for distribution in markets and through channels which are outside the Company's primary focus. OEM, royalty and licensing net revenues accounted for 13.6%, 11.0% and 15.2% of the Company's total net revenues for the years ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal year ended April 30, 1997, respectively. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs, and accordingly have a more significant impact on the Company's operating results. The Company expects that OEM, royalty and licensing net revenues may decline, both in dollars and as a percentage of net revenues, as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as the OEM channel of distribution becomes more competitive. Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by the Company.

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

  For the year ended December 31, 1998, the Company's net loss was $28.2 million. The Company's results from operations were adversely affected by several factors. The Company was unable to ship two important titles, Messiah and Earthworm Jim 3D in 1998. In addition, Baldur's Gate, the number one selling PC game in January 1999 according to PC Data, did not ship until the last days of 1998. The Company experienced higher product returns and markdown allowances than usual during the year ended December 31, 1998 due to certain title releases that did not gain broad market acceptance. Net revenues were also negatively impacted by lower than expected OEM activity and softness in the Asia markets. The Company has taken certain actions with the objective of improving its operating results in the future. During 1998, the Company reduced its headcount approximately 20% which will reduce operating expenses in 1999. The Company is also reducing its sell-in unit quantities to limit potential price protection and product return exposure. On February 16, 1999, the Company announced it had completed agreements to acquire, together with two members of Interplay Europe management, a 49.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin Interactive. Under the agreements, Virgin Interactive will hire the Company's sales and marketing personnel and distribute substantially all of the Company's titles in Europe. In return, the Company will distribute substantially all of Virgin Interactive's titles in North America, South America and certain other territories, including Japan.

  Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31. Accordingly, the discussion of financial results set forth below compares the year ended December 31, 1998 to the comparable 1997 period, the Company's previous fiscal year ended April 30, 1997 to the comparable 1996 period, and compares the eight months ending December 31, 1997 to the comparable 1996 period.

  The Company's operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond the Company's control. There can be no assurance that the Company will be profitable in any particular period. It is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality.

Results of Operations

  The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                Eight Months
                             Years Ended           Ended          Years Ended
                            December 31,        December 31,       April 30,
                          ------------------- ------------------  -------------
                          1998       1997     1997       1996     1997    1996
                          -----   ----------- -----   ----------  -----   -----
                                  (unaudited)         (unaudited)
Statements of Operations
 Data:
Net revenues............  100.0 %    100.0 %  100.0 %   100.0 %   100.0 % 100.0 %
Cost of goods sold......   56.7       56.9     52.2      70.9      75.0    51.5
                          -----      -----    -----     -----     -----   -----
Gross profit............   43.3       43.1     47.8      29.1      25.0    48.5
Operating expenses:
  Marketing and sales...   31.1       23.7     24.0      31.3      29.6    24.0
  General and
   administrative.......   10.1       11.2     10.5      17.3      11.3     9.3
  Product development...   19.3       18.6     16.6      24.8      25.7    15.6
                          -----      -----    -----     -----     -----   -----
  Total operating
   expenses.............   60.5       53.5     51.1      73.4      66.6    48.9
                          -----      -----    -----     -----     -----   -----
Operating income
 (loss).................  (17.2)     (10.4)    (3.3)    (44.3)    (41.6)   (0.4)
Other income (expense)..   (3.9)      (3.0)    (2.6)     (2.2)     (1.9)   (0.9)
                          -----      -----    -----     -----     -----   -----
Loss before income
 taxes..................  (21.1)     (13.4)    (5.9)    (46.5)    (43.5)   (1.3)
Provision (benefit) for
 income taxes...........    1.1       (1.5)      --     (11.8)    (10.9)   (0.5)
                          -----      -----    -----     -----     -----   -----
Net loss................  (22.2)%    (11.9)%   (5.9)%   (34.7)%   (32.6)%  (0.8)%
                          =====      =====    =====     =====     =====   =====
Selected Operating Data:
Net revenues by segment:
  North America.........   58.2 %     53.4 %   60.3 %    55.1 %    46.4 %  56.4 %
  International.........   28.2       34.9     28.7      27.7      38.4    25.4
  OEM, royalty and
   licensing............   13.6       11.7     11.0      17.2      15.2    18.2
                          -----      -----    -----     -----     -----   -----
                          100.0 %    100.0 %  100.0 %   100.0 %   100.0 % 100.0 %
                          =====      =====    =====     =====     =====   =====
Net revenues by
 platform:
  Personal computer.....   53.1       54.9     49.5      50.9      54.3    62.2
  Video game console....   33.3       33.4     39.5      31.9      30.5    19.6
  OEM, royalty and
   licensing............   13.6       11.7     11.0      17.2      15.2    18.2
                          -----      -----    -----     -----     -----   -----
                          100.0 %    100.0 %  100.0 %   100.0 %   100.0 % 100.0 %
                          =====      =====    =====     =====     =====   =====

Year Ended December 31, 1998 Compared To The Year Ended December 31, 1997

 Net Revenues

  Net revenues for the twelve months ended December 31, 1998 increased 5.7% to $126.9 million from $120.1 million in the comparable 1997 period. North American net revenues increased to $73.9 million from $64.1 million in the 1997 period, and international net revenues decreased to $35.8 million from $41.9 million in the 1997 period. OEM, royalty and licensing net revenues increased to 13.6% of net revenues in the 1998 period from 11.7% in the 1997 period.

  The increase in net revenues for the twelve months ended December 31, 1998 was primarily due to increased title releases across multiple platforms and resulting increases in unit sales volume in the 1998 period, offset in part by a high level of product returns and markdowns due to certain title releases that did not gain broad market acceptance. Significant title releases in 1998 included Baldur's Gate (PC), Caesars Palace II

(PlayStation), Crime Killer (PlayStation), Die By The Sword (PC), Descent:
Freespace The Great War (PC), Fallout 2 (PC), Heart of Darkness (PlayStation), VR Sports Powerboat Racing (PC and PlayStation), Redneck Deer Huntin' (PC), Redneck Rides Again (PC), VR Baseball 99 (PlayStation), and Wild 9 (PlayStation). The decrease in international net revenues was due primarily to decreased net revenues in Europe due to a decrease in the number of titles that achieved broad market acceptance and an increase in product returns during 1998, as well as decreased sales in Asia due to unfavorable economic conditions in that market. The Company expects that OEM, royalty and licensing net revenues may decline, both in dollars and as a percentage of net revenues during future periods as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as such distribution channels become more competitive.

 Cost of Goods Sold; Gross Profit

  Cost of goods sold increased 5.2% to $71.9 million, or 56.7% of net revenues in the twelve months ended December 31, 1998, from $68.4 million, or 56.9% of net revenues, in the comparable 1997 period. Gross profit as a percentage of net revenue remained consistent, increasing slightly to 43.3% in the 1998 period from 43.1% in the 1997 period.

  Gross profits in both periods were adversely impacted by the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally anticipated.

 Operating Expenses

  Total operating expenses increased 19.5% to $76.8 million, or 60.5% of net revenues, in the twelve months ended December 31, 1998 from $64.3 million, or 53.5% of net revenues, for the comparable 1997 period. In an effort to reduce operating expenses, during 1998 the Company cut its workforce by approximately 20%.

  Marketing and Sales. Marketing and sales expenses primarily include advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, fulfillment and other costs. Marketing and sales expenses increased 38.8% to $39.5 million, or 31.1% of net revenues, for the twelve months ended December 31, 1998 from $28.4 million, or 23.7% of net revenues, for the comparable 1997 period. The increase was primarily due to increases in advertising and other marketing costs associated with the increase in major titles launched and products sold, including increased cooperative advertising and marketing development funds, increased advertising and commissions on product releases in the U.S. and the European markets during the 1998 period as well as television advertising for Wild 9 and Heart of Darkness, two titles launched during the 1998 period. In February 1999, the Company entered into agreements with Virgin Interactive Entertainment Limited and its parent entity, pursuant to which Virgin Interactive will hire the Company's European sales and marketing personnel and will distribute substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. The Company expects that marketing and sales expenses will decrease in 1999, both in absolute dollars and as a percentage of net revenues, due to the actions discussed above.

  General and Administrative. General and administrative expenses primarily include administrative personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses decreased 4.9% to $12.8 million, or 10.1% of net revenues, in the twelve months ended December 31, 1998 from $13.5 million, or 11.2% of net revenues, in the comparable 1997 period. The decrease in the twelve months ended December 31, 1998 was primarily attributable to lower overhead costs offset in part by a $0.8 million provision for uncollectible amounts owed to the Company by Engage Games Online, which is majority-owned by the company's Chairman and Chief Executive Officer. The Company may in the future be required to make additional payments of approximately $0.5 million in the aggregate under a lease of equipment originally utilized by Engage, and the Company is attempting to mitigate this potential expense by using or subleasing a portion of the equipment. The Company expects that general and administrative expenses will decrease slightly in 1999 due to the cost reduction efforts discussed above, but will increase in absolute dollars and vary as a percentage of net revenues in future periods.

  Product Development. Product development expenses, which primarily include personnel and support costs, are charged to operations in the period incurred. Product development expenses increased 9.7% to $24.5 million, or 19.3% of net revenues, in the twelve months ended December 31, 1998 from $22.3 million, or 18.6% of net revenues, in the comparable 1997 period. The increase was primarily due to an increase in the number of products under development, offset in part by cost efficiencies achieved as a result of the reorganization of the development process. The increase as a percentage of net revenues in the twelve months ended December 31, 1998 was primarily due to higher labor and operations costs combined with a less than expected increase in net revenues base. The Company expects that product development expenses will remain relatively consistent in 1999 in absolute dollars, but will increase in absolute dollars and vary as a percentage of net revenues in future periods.

 Other Income (Expense)

  Other expense increased to $4.9 million in the twelve months ended December 31, 1998 from $3.6 million in the comparable 1997 period. The increase in the twelve months ended December 31, 1998 was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements prior to the completion of the IPO in June 1998 and interest on the Subordinated Secured Promissory Notes. The Company used the proceeds of the IPO to repay those Subordinated Secured Promissory Notes that were not converted into Common Stock and to pay down the bank line of credit, both of which resulted in lower interest expense in the second half of 1998.

 Provision (Benefit) for Income Taxes

  The Company recorded a tax provision of $1.4 million in the twelve months ended December 31, 1998, as compared with a tax benefit of $1.8 million in the comparable 1997 period. The $1.4 million tax provision for 1998 consists primarily of an increase in the deferred tax valuation of $2.0 million, offset by a foreign tax benefit of $0.6 million.

Eight Months Ended December 31, 1997 Compared To The Eight Months Ended December 31, 1996

 Net Revenues

  Net revenues for the eight months ended December 31, 1997 increased 70.7% to $86.0 million from $50.4 million in the comparable 1996 period. North American net revenues increased to $51.8 million from $27.7 million in the 1996 period, and international net revenues increased to $24.6 million from $14.0 million in the 1996 period. The increase in net revenues in the 1997 period was primarily due to increased title releases across multiple platforms in the eight months ended December 31, 1997 as compared with the eight months ended December 31, 1996, including significant title releases, such as Clay Fighter 63 1/3 and Star Trek: Starfleet Academy, in the calendar fourth quarter of 1997, and a higher than expected level of product returns and markdowns recorded during the 1996 period. OEM, royalty and licensing net revenues decreased to 11.0% of net revenues in the 1997 period from 17.2% in the 1996 period.

 Cost of Goods Sold; Gross Profit

  Cost of goods sold increased 25.6% in the eight months ended December 31, 1997 to $44.9 million, or 52.2% of net revenues, from $35.7 million, or 70.9% of net revenues, in the comparable 1996 period. Gross profit as a percentage of net revenue increased to 47.8% in the 1997 period from 29.1% in the 1996 period. The increase in gross profit was primarily due to reductions in sales by the Company on an affiliate label basis of titles published by third parties, reductions in OEM royalty expenses as a percentage of net revenues, and changes in the product mix of externally developed products released during the periods, offset in part by greater manufacturing costs attributable to an increased number of video game console products released during the 1997 period. The 1996 period also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally forecast.

 Operating Expenses

  Total operating expenses increased 18.8% to $43.9 million, or 51.1% of net revenues, in the eight months ended December 31, 1997 from $36.9 million, or 73.4% of net revenues, for the comparable 1996 period.

  Marketing and Sales. Marketing and sales expenses increased 30.8% to $20.6 million, or 24.0% of net revenues, for the eight months ended December 31, 1997 from $15.7 million, or 31.3% of net revenues, for the comparable 1996 period. The increase in absolute dollars was primarily due to advertising and other marketing costs associated with the increase in products launched during the period. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies gained as a result of an increased net revenues base.

  General and Administrative. General and administrative expenses increased 3.0% to $9.0 million, or 10.5% of net revenues, in the eight months ended December 31, 1997 from $8.7 million, or 17.3% of net revenues, in the comparable 1996 period. The increase in absolute dollars was primarily attributable to increased personnel and operations and facilities costs both in North America and Europe in support of increased net revenues. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies gained as a result of an increased net revenues base.

  Product Development. Product development expenses increased 14.7% to $14.3 million, or 16.6% of net revenues, in the eight months ended December 31, 1997 from $12.5 million, or 24.8% of net revenues, in the comparable 1996 period. The increase in absolute dollars was primarily due to the addition of personnel in the Company's product development group, an increase in the number of products under development and the initiation of European and OEM product development in the 1997 period. The decrease as a percentage of net revenues primarily reflected operating efficiencies gained as a result of increased net revenues.

 Other Income (Expense)

  Other expense increased to $2.3 million in the eight months ended December 31, 1997 from $1.1 million in the comparable 1996 period. This increase was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements in the 1997 period and interest on the Subordinated Secured Promissory Notes, which were issued from October 1996 through February 1997 and were outstanding throughout the 1997 period.

 Provision (Benefit) for Income Taxes

  The Company recorded no tax provision in the eight months ended December 31, 1997, compared to a tax benefit of $5.9 million in the comparable 1996 period. No tax benefit was recorded in the 1997 period due to the uncertainty of realization in future periods.

Year Ended April 30, 1997 Compared To The Year Ended April 30, 1996

  The Company's net loss for the former fiscal year ended April 30, 1997 increased to $27.2 million from $0.7 million in the comparable 1996 period. The Company's results of operations for the former fiscal year ended April 30, 1997 were adversely affected by a number of factors, including delays in the completion of certain products, which led the Company to release alternative titles developed by third parties which did not achieve broad market acceptance, and a sharp decline in the market for titles for the Macintosh and Sega Saturn platforms, both of which resulted in a higher than expected level of product returns and markdown allowances. The Company increased its reserves by approximately $5.4 million during fiscal 1997 in response to these increased returns and markdown allowances. Operating results for the period were also negatively affected by (i) the Company's decision to write-off $5.9 million in prepayments to third party developers relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally forecast, (ii) an excessive reliance on development projects utilizing new technologies in the face of increasing development costs (total development costs were $21.4 million in fiscal 1997 as compared with $15.1 million in fiscal 1996) , (iii) slower than expected growth in sales in the Japanese market, and (iv) investments in new product lines in the sports and edutainment categories.

 Net Revenues

  Net revenues in the year ended April 30, 1997 decreased 14.1% to $83.3 million from $97.0 million in the comparable 1996 period. North American net revenues decreased to $38.6 million in the 1997 period from $54.7 million in the 1996 period and international net revenues increased to $32.0 million in the 1997 period from $24.6 million in the 1996 period. OEM, royalty and licensing net revenues accounted for 15.2% of total net revenues for the 1997 period, compared to 18.2% for the 1996 period. The decrease in net revenues for the 1997 period was primarily due to a decreased number of title releases resulting from certain product delays across multiple platforms, lower unit sales of the titles released during the period and a higher than expected level of product returns and markdowns recorded during the period.

 Cost of Goods Sold; Gross Profit

  Cost of goods sold increased 25.1% to $62.5 million, or 75.0% of net revenues, in the year ended April 30, 1997 from $49.9 million, or 51.5% of net revenues, in the comparable 1996 period. Gross profit as a percentage of net revenue decreased to 25.0% in the 1997 period from 48.5% in the 1996 period. The decrease in gross profit in the 1997 period was primarily due to an increase in royalty expenses attributable to the write-off of $5.9 million in prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than originally forecast, increased sales of video game console titles and affiliate label products and disproportionate returns and markdowns in the 1997 period, offset in part by increased OEM volumes.

 Operating Expenses

  Total operating expenses increased 16.9% to $55.5 million, or 66.6% of net revenues, in the year ended April 30, 1997 from $47.4 million, or 48.9% of net revenues, in the comparable 1996 period.

  Marketing and Sales. Marketing and sales expenses increased 5.8% to $24.6 million, or 29.6% of net revenues, in the 1997 period from $23.3 million, or 24.0% of net revenues, in the 1996 period. The increase in absolute dollars was primarily due to increased commissions expense on European sales offset in part by lower marketing and advertising expenses due to a decrease in titles released during the period.

  General and Administrative. General and administrative expenses increased 4.2% to $9.4 million, or 11.3% of net revenues, in the 1997 period from $9.0 million, or 9.3% of net revenues, in the 1996 period. The increase in absolute dollars was primarily attributable to increased personnel and facilities costs in North America, Europe and Japan.

  Product Development. Product development expenses increased 41.7% to $21.4 million, or 25.7% of net revenues, in the 1997 period from $15.1 million, or 15.6% of net revenues, in the 1996 period. The increase in absolute dollars was primarily attributable to an increase in the number of products under development, the inclusion of a full year of operations of Shiny, an interactive entertainment software developer in which the Company acquired a 91% interest in 1995, localization and development costs in Japan, initiation of European and OEM product development and increased product development personnel and facilities costs.

 Other Income (Expense)

  Other expense increased to $1.6 million in the 1997 period from $0.8 million in the 1996 period. The increase was primarily due to interest expense related to borrowings under the Company's bank line of credit to support increased working capital requirements and interest on the Subordinated Secured Promissory Notes which were issued from October 1996 through February 1997.

 Provision (Benefit) for Income Taxes

  The Company's income tax benefit in the 1997 period was $9.1 million, compared to an income tax benefit of $0.5 million in the 1996 period. The benefit for income taxes as a percentage of pre-tax income declined from 39.2% to 25.0% due to the recording of a valuation allowance of $2.9 million in the 1997 period.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities and the initial public offering and from operations. As of December 31, 1998 the Company's principal sources of liquidity included cash and short term investments of approximately $614,000 and the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87% (10.49% as of December 31, 1998), expiring May 31, 1999. The line of credit also provides for a personal guarantee by the Company's Chairman and Chief Executive Officer, Brian Fargo, in the amount of $5.0 million secured by certain of Mr. Fargo's personal assets. As consideration for making such guarantee, the Company issued Mr. Fargo Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. The Warrants have a three year term and include a cashless exercise provision. In addition, the Warrants are not exercisable in the event the Company enters into an agreement to merge or combine the Company prior to May 1999. The shares issuable upon exercise of the Warrants are subject to the twelve month lockup agreement Mr. Fargo entered into in connection with the Company's initial public offering. In connection with the issuance of the Warrants, the Company was required to record an expense equal to the fair market value of the Warrants, which is estimated to be approximately $316,000, with such expense being amortized as additional interest expense over the term of the guarantee. In addition, the issuance of such Warrants by the Company may result in dilution to stockholders. As of December 31, 1998, the Company's balance on the line of credit was $24.5 million with stand-by letters of credit outstanding totaling $4.6 million.

  In March 1999, the Company amended its credit agreement to extend its current line of credit through January 1, 2000 and thereafter, on a year to year basis, unless either party gives 30 day notice prior to expiration of the current term, based on qualifying receivables and inventory. Under the terms of the Amendment the Company's credit limit will be $37.5 million through November 29, 1999, $30.0 million through December 30, 1999 and $25.0 million thereafter. Within the total credit limit, the Company may borrow up to $14.0 million in excess of its borrowing base through July 30, 1999, $10.0 million in excess through September 29, 1999, $7.0 million through November 29, 1999 and $5.0 million in excess thereafter. Under the amended line of credit the Company is required to place a cash collateral deposit of $0.5 million on April 15, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35.0 million with various month end limitations, generally decreasing to $25.0 million at December 31, 1999 and the $5.0 million personal guarantee by Mr. Fargo must remain in place throughout the term. All other terms and conditions remain in full force and effect. As consideration for the extension of Mr. Fargo's guaranty through January 1, 2000, the Company has agreed to assume Mr. Fargo's obligations under an agreement between Mr. Fargo and Christopher J. Kilpatrick, the Company's President, pursuant to which Mr. Fargo granted certain put rights to Mr. Kilpatrick with respect to the 271,528 common stock options held by Mr. Kilpatrick. The amount of the obligation assumed is presently unknown, but will be between zero and $1.0 million, with such expense to be amortized as additional interest expense over the extended term of Mr. Fargo's guaranty. The Company is currently in compliance with all terms of its amended credit agreement.

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its net losses, its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $18.8 million during the year ended December 31, 1998, primarily attributable to increased prepaid licenses and royalties and the net loss for the year, offset in part by an increase in accounts payable. Cash provided by financing activities of $19.4 million for the year ended December 31, 1998 consisted primarily of the proceeds from the Company's initial public offering, offset partially by the payoff of the Subordinated Secured Promissory Notes and Warrants. On June 24, 1998 the Company completed its initial public offering of 5,000,000 shares of Common Stock at $5.50 per share which raised approximately $24.3 million, net of expenses. In connection with the offering, $8.7 million of Notes and Warrants were converted to Common Stock and $6.3 million were repaid in cash. Cash used in investing activities of $1.7 million for the year ended December 31, 1998 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

  On February 10, 1999, the Company entered into an agreement to acquire, together with two members of Interplay Europe management, a 49.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin Interactive. Under the terms of an International Distribution Agreement entered into between the Company and Virgin Interactive in connection with the acquisition of that interest, the Company must pay a fixed monthly overhead fee, subject to reduction in certain events, and a distribution fee for the marketing and distribution of the Company's products based on net sales, subject to a minimum annual payment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement".

  To reduce the Company's working capital needs, the Company has implemented certain measures including an approximately 20% reduction of personnel, a significant reduction of fixed overhead commitments, a decrease in management compensation and the delay, cancellation or scale back of certain product development and marketing programs. In addition, in February 1999 the Company executed an International Distribution Agreement which the Company believes will reduce its international costs and expenses in future periods ( see "Notes to Consolidated Financial Statements--Subsequent Events"). The Company is pursuing various alternatives, including further expense reductions, in an effort to continue to reduce operating expenses. There can be no assurance that the Company will be able to undertake such measures, or that such measures would not materially and adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. In addition, the Company's long term liquidity will be materially dependent on its ability to develop and market successful titles for the hardware platforms that dominate the interactive entertainment market.

  There can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1999 and beyond, that the increased line of credit will be sufficient to finance any negative cash flow from operations or that such line of credit will be renewed or replaced on reasonable terms, if at all. In addition, no assurance can be given that the cost reduction measures undertaken by the Company will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased net revenues, if any, will be sufficient to generate operating profits in fiscal 1999 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

  To provide working capital to support the Company's future operations, the Company took several actions during 1998, including entering into certain product licensing and distribution agreements which in the aggregate provided approximately $10.8 million in advance cash payments. In addition, in March 1999, the Company extended the expiration of its line of credit to January 1, 2000 and entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10 million. Under the terms of the Stock Purchase Agreement up to 2.5 million additional shares of the Company's common stock may be issued without additional consideration based on the average closing price per share of the Company's Common Stock as of certain specified future dates; provided, however, the investor will not be issued a total number of shares equaling or exceeding 20% of the Company's current outstanding Common Stock without the approval of the Company's stockholders.

  The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line of credit on January 1, 2000. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1999 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

Year 2000 Issue

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Therefore, they do not properly recognize a year that begins with "20" rather than "19". Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications systems equipment and end products. The Company also relies, directly and indirectly, on external systems of suppliers for the management and control of product development and of business enterprises such as developers, customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, operating results and financial condition.

  The Company is currently in the process of assessing the potential impact of the Year 2000 issue on its business and the related foreseeable expenses that may be incurred in attempting to remedy such impact. The Company is employing a combination of internal resources and outside consultants to evaluate and address Year 2000 issues. The Company's Year 2000 plan includes (i)
Assessment: Conducting an evaluation of the Company's computer based systems, facilities and products (and those of significant dealers, vendors and other third parties with which the Company does business) to determine their Year 2000 compliance, (ii) Remediation: Coordinating the replacement and/or upgrade of non-compliant systems, as necessary, and (iii) Test and Implement:
Developing and overseeing the implementation of all of the initiatives in the Company's Year 2000 compliance plan. For example, the Company is in the process of upgrading its internal accounting software and expects such upgrade to be completed prior to the commencement of the 3rd quarter in 1999. Although the Company has identified certain systems and applications that are not Year 2000 compliant and the Company is in the process of upgrading its software to address the Year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the year 2000. In addition, the inability of any internal system to achieve Year 2000 compliance could result in material disruption to the Company's operations. With respect to customers, developers, suppliers and other enterprises upon which the Company relies, even where assurances are received from such third parties, there remains a risk that failure of systems and applications of such third parties could have a material adverse effect on the Company.

  The Company is currently assessing its products for Year 2000 compliance and anticipates such assessment to be complete prior to the end of the 3rd quarter in 1999. However, there can be no assurance that any of the

Company's products are or will be Year 2000 compliant. The failure of any of the Company's products to achieve Year 2000 compliance would result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In addition, if the computer systems on which the consumers use the Company's products are not Year 2000 compliant, such non compliance could adversely affect the consumers ability to use such products.

  The Company believes that it will substantially complete the implementation of its Year 2000 plan prior to the commencement of the 3rd quarter in 1999. However, if the Company does not complete its Year 2000 plan prior to the commencement of the year 2000, or if the Company fails to identify and remediate all critical Year 2000 problems or if major suppliers, developers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially adversely effected.

  The Company has estimated that the total cost of Year 2000 compliance will be less than $500,000, $36,000 of which had been spent. The costs of compliance have been included in the Company's 1999 budget. The Company currently does not have a formal contingency plan in the event that an area of its operations does not become Year 2000 compliant. The Company will consider adopting a formal plan upon completion of the Year 2000 assessment or if, pending such completion, it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party.

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

FACTORS AFFECTING FUTURE PERFORMANCE

  Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

  The Company used net cash in operations of $18.8 million and $15.3 million, respectively, in the year ended December 31, 1998 and the eight months ended December 31, 1997. There can be no assurance that the Company will ever generate positive cash flow from operations. The Company's ability to fund its capital requirements out of available cash, its line of credit and cash generated from operations will depend on numerous factors, including the progress of the Company's product development programs, the rate of growth of the Company's business, and the commercial success of the Company's products. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further cost reduction measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. Certain of such measures may require third party approvals, including the Company's financial institution, and there can be no assurance that such consents or approvals can be obtained.

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

  As a result of the foregoing factors and the other factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance," it is likely that the Company's operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

Significant Recent Losses

  The Company has experienced significant losses in recent periods, including losses of $28.2 million, $5.1 million and $27.2 million, respectively, in the years ended December 31, 1998, the eight months ended December 31, 1997 and in the fiscal year ended April 30, 1997. The losses for the year ended December 31, 1998 resulted primarily from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year and lower than expected worldwide sales of certain releases, as well as from operating expense levels that were higher than appropriate for the Company's revenue level. There can be no assurance that the Company will not experience similar problems in current or future periods or that the Company will be able to generate sufficient net revenues or adequate working capital, or bring its costs into line with revenues, so as to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

  The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to generate net revenues to fund operations and to replace declining net revenues from older products. In the year ended December 31, 1998, the Company's results of operations were adversely affected by a number of factors, including delays in the completion of certain new products including Messiah, Earthworm Jim 3D and Baldur's Gate. If in the future for any reason net revenues from new products were to fail to replace declining net revenues from existing products, the Company's business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months and another six to 12 months for the porting of a product to a different technology platform. In the past, the Company has frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition. The costs of developing and marketing new interactive entertainment software have increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, increasing sophistication of hardware technology and consumer tastes and increasing costs of obtaining licenses for intellectual properties, and the Company expects this trend to continue. There can be no assurance that new products will be introduced on schedule, if at all, or that, if introduced, they will achieve significant market acceptance or generate significant net revenues. In addition, software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

  Consumer preferences for interactive entertainment software are continually changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in the industry. Further, publishers with a history of producing hit tittles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. The Company expects the importance of introducing hit titles to increase in the future. There can be no assurance that new products introduced by the Company will achieve significant market acceptance, that such acceptance, if achieved, will be sustainable for any significant period, or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. Most of the Company's products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. The Company believes that these trends will continue and that the Company's future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because the Company introduces a relatively limited number of new products in a given period, the failure of one or more of such products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Further, if market acceptance is not achieved, the Company could be forced to accept substantial product returns or grant significant markdown allowances to maintain its relationship with retailers and its access to distribution channels. For example, the Company had higher than expected product returns and markdowns in the year ended December 31, 1998 and there can be no assurance that higher than expected product returns and markdowns will not continue in the future. In the event that the Company is forced to accept significant product returns or grant significant markdown allowances, its business, operating results and financial condition could be materially adversely affected.

Continued Listing on the NASDAQ National Market

  The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, such as a minimum bid price of $1.00 and net tangible assets of at least $2.0 million. As of December 31, 1998 the Company had net tangible assets of approximately $2.5 million. In the event that the Company fails to satisfy the listing standards on a continuous basis, the Company's Common Stock may be removed from listing on the NASDAQ National Market. If the Company's Common Stock is delisted from the NASDAQ National Market, trading of the Company's Common Stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock and the trading price per share would most likely be reduced as a result.

Distribution Agreement

  In February 1999 in connection with the Company's acquisition, together with two members of Interplay Europe management, of a 49.9% membership interest in Virgin's parent entity, the Company signed an International Distribution Agreement with Virgin. Under this Agreement, the Company appointed Virgin as the exclusive distributor for substantially all of the Company's products in Europe, CIS, Africa and the Middle East, subject to certain reserved rights, for a seven year period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, the Company's business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin will hire the Company's European sales and marketing personnel, and the Company will pay Virgin a distribution fee for its marketing and distribution of the Company's products, subject to a minimum amount, as well as a fixed overhead fee, subject to reduction in certain events. Because of the minimum distribution fee, in the event the Company's European sales are lower than expected, the Company may effectively pay a higher distribution fee on the units sold, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, due to the fixed nature of the overhead fee, the Company will not be able to reduce its European sales and marketing expenses in response to downturns in the Company's sales in Europe, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. In this regard, the Company's results of operations in its former fiscal year ended April 30, 1997 were adversely affected by a sharp decline in the market for titles for the Macintosh and Sega Saturn platforms, which declines resulted in a high level of product returns and markdown allowances. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more of such technologies gain widespread acceptance. Such postponement could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently actively developing products for the Microsoft Windows 95 and 98, PlayStation and Nintendo 64 platforms, as well as for the Sega Dreamcast platform scheduled for release in Fall 1999. The Company's success will depend in part on its ability to anticipate technological changes and to adapt its products to emerging game platforms. There can be no assurance that the Company will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on terms favorable to the Company or to create software for those new platforms, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts, GT Interactive Software Corp., Mattel, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment Inc., Havas

Interactive and Hasbro Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more on the Internet and on-line services.

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

  The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances to its customers to manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company's agreements with certain of its customers place certain limits on product returns and markdown allowances, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to distribution channels. Product return and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's results of operations for the fiscal year ended December 31, 1998 were adversely affected by a higher than expected level of product returns and markdown allowances and consequently reduced net revenues. There can be no assurance that the Company will not continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on the Company's business, operating results and financial condition.

Dilution; Shares Eligible for Future Sale

  In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive S.A. ("Titus"), pursuant to which Titus purchased from the Company 2.5 million shares of the Company's Common Stock for an aggregate purchase price of $10 million. Pursuant to such Agreement, the Company may become obligated to issue additional shares of Common Stock to Titus without additional consideration in certain events (see Note 15 to the Company's Consolidated Financial Statements). Such issuance could result in material dilution to the Company's stockholders.

  In addition, the Company has agreed to register all of the shares held by Titus (up to 9,658,216 shares if Titus exercises its option to acquire the shares owned by Universal and the maximum number of additional shares are issued) for resale under the Securities Act of 1933, as amended. Such registration could temporarily impair the Company's ability to raise capital through the sale of its equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of the Company's Common Stock.

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

Dependence on Licenses from and Manufacturing by Hardware Companies

  The Company is required to obtain a license to develop and distribute software for each of the video game console platforms for which the Company develops products, including a separate license for each of North America, Japan and Europe. The Company has obtained licenses to develop software for the PlayStation in North America and is currently negotiating agreements covering additional territories. In addition, the Company has obtained a license to develop software for the Nintendo 64 in North America, Europe and Australia and is currently negotiating with Nintendo for licenses covering additional territories. There can be no assurance that the Company will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, each of Sony Computer Entertainment, Nintendo and Sega have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, the Company must make significant product development expenditures on a particular product prior to the time it seeks such approvals. The inability of the Company to obtain such approvals could have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Key Personnel

  The Company's success depends to a significant extent on the continued service of its key product design, development, sales, marketing and management personnel, and in particular on the leadership, strategic vision and industry reputation of its founder and Chief Executive Officer, Brian Fargo. The Company's future success will also depend upon the Company's ability to continue to attract, motivate and retain highly qualified employees and contractors, particularly key software design and development personnel. Competition for highly skilled employees is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. The Company's failure to retain the services of Brian Fargo or its other key personnel or to attract and retain additional qualified employees could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations; Currency Fluctuations

  International net revenues accounted for 28.2%, 28.7%, 38.4% and 25.4% of the Company's total net revenues in the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, respectively. Additionally, in February 1999, the Company entered into an International Distribution Agreement with Virgin for the exclusive distribution of its products in selected international territories (see
Note 15 to the Consolidated Financial Statements). The Company intends to continue to expand its direct and indirect sales, marketing and product localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop improved international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales and operations are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., the time and financial costs associated with translating and localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. For example, the Company has recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and there can be no assurance that such difficulties will not continue or occur in other countries in the future. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international net revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on the Company's business, operating results and financial condition.

Risks Associated with New European Currency

  On January 1, 1999, eleven of the fifteen member countries of the European Union ("Participating Countries") established fixed conversion rates between their existing sovereign currencies and a new European currency, the "euro". The euro was adopted by the Participating Countries as the common legal currency on that date. A significant portion of the Company's sales are made to Participating Countries and consequently, the Company anticipates that the euro conversion will, among other things, create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions and limit the Company's ability to charge different prices for its producers in different markets. While the Company anticipates that the conversion will not cause material disruption of its business, there can be no assurance that the conversion will not have a material effect on the Company's business or financial condition.

Protection of Proprietary Rights

  The Company regards its software as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company owns or licenses various copyrights and trademarks, and holds the rights to one patent application related to the software engine for its Messiah title. While the Company provides "shrinkwrap" license agreements or limitations on use with its software, the enforceability of such agreements or limitations is uncertain. The Company is aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of the Company's interactive entertainment software products were to occur, the Company's operating results could be materially adversely affected. While the Company does not generally copy protect its products, it does not provide source code to third parties unless they have signed nondisclosure agreements with respect thereto.

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

Control by Directors and Officers

  The Company's directors and executive officers and Universal Studios, Inc. ("Universal"), which currently has two representatives on the Company's Board of Directors, beneficially own, in the aggregate, approximately 52.5% of the Company's outstanding Common Stock. In addition, Titus beneficially owns approximately 12.1% of the Company's outstanding Common Stock, and may be issued additional shares in certain events (see Note 15 to the Company's Consolidated Financial Statements). Titus also holds an option to purchase the 4,658,216 shares of Common Stock held by Universal, which would increase its ownership percentage to approximately 34.5%. These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors (subject to the cumulative voting rights of the Company's stockholders) and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

Year 2000 Compliance

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Therefore, they do not properly recognize a year that begins with "20" rather than "19". Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications systems equipment and end products. The Company also relies, directly and indirectly, on external systems of suppliers for the management and control of product development and of business enterprises such as developers, customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute its stockholders. Additionally, with respect to future acquisitions, the Company's stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not have any derivative financial instruments as of December 31, 1998. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments are not affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report, as the Company will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Shareholders to be held in June 1999 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation appears under the caption "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Management Directors and Nominees" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and the Company or its Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Financial Statements

  The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Auditors is herein incorporated by reference.

  (2) Financial Statement Schedules

  The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Auditors is herein incorporated by reference.

  All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

  (3) Exhibits

  The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

  (b) Reports on Form 8-K.

  The Company filed a Report on Form 8-K on January 2, 1999, which reported that the Company announced its acceptance of the resignation of David Dukes as a Director of the Company. The Report also stated that Mr. Dukes' resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 30th day of March, 1999.

                                          INTERPLAY ENTERTAINMENT CORP.

                                                    /s/ Brian Fargo
                                          By: _________________________________
                                                        Brian Fargo
                                              Chairman of the Board and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)

                               POWER OF ATTORNEY

  The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Brian Fargo and James C. Wilson, or either of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                            Title                   Date
             ---------                            -----                   ----

        /s/ Brian Fargo              Chairman of the Board of        March 30, 1999
____________________________________  Directors and Chief Executive
            Brian Fargo               Officer (Principal Executive
                                      Officer)

                                     President and Director          March 30, 1999
____________________________________
     Christopher J. Kilpatrick

      /s/ James C. Wilson            Chief Financial Officer         March 30, 1999
____________________________________  (Principal Financial and
          James C. Wilson             Accounting Officer)

   /s/ Richard S.F. Lehrberg         Executive Vice President and    March 30, 1999
____________________________________  Director
       Richard S.F. Lehrberg

       /s/ Mark Pinkerton            Director                        March 30, 1999
____________________________________
           Mark Pinkerton

      /s/ Charles S. Paul            Director                        March 30, 1999
____________________________________
          Charles S. Paul

       /s/ Kenneth J. Kay            Director                        March 30, 1999
____________________________________
           Kenneth J. Kay

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement
          on Form S-1, No. 333-48473 (the "Form S-1"))
  3.1    Amended and Restated Certificate of Incorporation of the Company.
          (incorporated herein by reference to Exhibit 3.1 to the Form S-1)
  3.2    Amended and Restated Bylaws of the Company. (incorporated herein by reference to Exhibit 3.2 to the Form S-1)
  4.1    Specimen form of stock certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 to the Form S-1)
  4.2    Shareholders' Agreement among MCA Inc., the Company, and Brian Fargo, dated March 30, 1994, as amended. (incorporated herein by reference to Exhibit 4.2 to the Form S-1)
  4.3    Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock. (incorporated herein by reference to Exhibit 4.3 to the Form S-1)
 10.1    Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan").
          (incorporated herein by reference to Exhibit 10.1 to the Form S-1)
 10.2    Form of Stock Option Agreement pertaining to the 1997 Plan.
          (incorporated herein by reference to Exhibit 10.2 to the Form S-1)
 10.3    Form of Restricted Stock Purchase Agreement pertaining to the 1997
          Plan. (incorporated herein by reference to Exhibit 10.3 to the Form
          S-1)
 10.4    Incentive Stock Option and Nonqualified Stock Option Plan--1994, as
          amended (the "1994 Plan"). (incorporated herein by reference to
          Exhibit 10.4 to the Form S-1)
 10.5    Form of Nonqualified Stock Option Agreement pertaining to the 1994
          Plan. (incorporated herein by reference to Exhibit 10.5 to the Form
          S-1)
 10.6    Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
          Purchase Plan--1991, as amended (the "1991 Plan"). (incorporated herein by reference to Exhibit 10.6 to the Form S-1)
 10.7    Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.
          (incorporated herein by reference to Exhibit 10.7 to the Form S-1)
 10.8    Form of Nonqualified Stock Option Agreement pertaining to the 1991
          Plan. (incorporated herein by reference to Exhibit 10.8 to the Form
          S-1)
 10.9    Employee Stock Purchase Plan. (incorporated herein by reference to
          Exhibit 10.10 to the Form S-1)
 10.10   Form of Indemnification Agreement for Officers and Directors of the
          Company. (incorporated herein by reference to Exhibit 10.11 to the
          Form S-1)
 10.11   Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois, dated September 8,
          1995, together with amendments thereto. (incorporated herein by reference to Exhibit 10.14 to the Form S-1)
 10.12   Loan and Security Agreement among Greyrock Business Credit, a Division of NationsCredit Commercial Corporation ("Greyrock"), the Company,
          and Interplay OEM, Inc. ("Interplay OEM"), dated June 16, 1997, as amended, with Schedules. (incorporated herein by reference to Exhibit
          10.15 to the Form S-1)
 10.13   Letter of Credit Agreement among Greyrock, the Company and Interplay
          OEM, dated September 10, 1997. (incorporated herein by reference to
          Exhibit 10.18 to the Form S-1)
 10.14   Letter of Credit Agreement among Greyrock, the Company and Interplay
          OEM, dated September 24, 1997. (incorporated herein by reference to
          Exhibit 10.19 to the Form S-1)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.15   Master Equipment Lease between Brentwood Credit Corporation and the
          Company, dated March 28, 1996, with Schedules. (incorporated herein by reference to Exhibit 10.20 to the Form S-1)
 10.16   Master Equipment Lease Agreement between General Electric Capital
          Computer Leasing Corporation and the Company, dated December 14,
          1994, as amended, with Schedules. (incorporated herein by reference to Exhibit 10.22 to the Form S-1)
 10.17   Confidential License Agreement for Nintendo 64 Video Game System,
          between the Company and Nintendo of America, Inc., dated October 7,
          1997. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.23 to the
          Form S-1)
 10.18   PlayStation License Agreement, between Sony Computer Entertainment of
          America and the Company, dated February 16, 1995. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.24 to the Form S-1)
 10.19   Master Merchandising License Agreement between Paramount Pictures
          Corporation and the Company, dated as of June 16, 1992. (Portions omitted pursuant to a request for confidential treatment.)
          (incorporated herein by reference to Exhibit 10.25 to the Form S-1)
 10.20   Employment Agreement between the Company and Brian Fargo, dated March
          28, 1994, as amended. (incorporated herein by reference to Exhibit
          10.26 to the Form S-1)
 10.21   Employment Agreement between the Company and Christopher J.
          Kilpatrick, dated May 1, 1994, as amended. (incorporated herein by reference to Exhibit 10.27 to the Form S-1)
 10.22   Employment Agreement between the Company and Richard S.F. Lehrberg, dated March 28, 1994, as amended. (incorporated herein by reference to Exhibit 10.28 to the Form S-1)
 10.23   Heads of Agreement concerning Sales and Distribution between the
          Company and Activision, Inc., dated November 19, 1998, as amended.
          (Portions omitted pursuant to a request for confidential treatment.)

 10.24 Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999.
 10.25   Second Amendment to Employment Agreement between the Company and Brian
          Fargo, dated March 18, 1999.
 10.26   International Distribution Agreement between the Company and Virgin
          Interactive Entertainment Limited, dated February 10, 1999. (Portions omitted pursuant to a request for confidential treatment.)
 10.27   Termination Agreement among the Company, Virgin Interactive
          Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition
          Holdings, LLC, dated February 10, 1999. (Portions omitted pursuant to a request for confidential treatment.)
 10.28   Amendment to Loan Documents among the Company, Interplay OEM, Inc. and
          Greyrock, dated March 18, 1999.
 10.29   Fifth Amendment to Lease for Von Karman Corporate Center Office
          Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998.
 21.1 Subsidiaries of the Company. (incorporated herein by reference to Exhibit 21.1. to the Form S-1)
 23.1    Consent of Arthur Andersen LLP.
 24.1    Power of Attorney (included as page 37 to this Form 10-K).
 27.1    Financial Data Schedule.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................. F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at December 31, 1998 and 1997............... F-3
  Consolidated Statements of Operations for the year ended December 31,
   1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996.......................................... F-4
  Consolidated Statements of Changes in Stockholders' Equity (Deficit) or
   the year ended December 31, 1998, the eight months ended December 31,
   1997 and the fiscal years ended April 30, 1997 and 1996................ F-5
  Consolidated Statements of Cash Flows for the year ended December 31,
   1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996.......................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interplay Entertainment Corp.:

  We have audited the accompanying consolidated balance sheets of INTERPLAY ENTERTAINMENT CORP. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998, the eight months ended December 31, 1997, and the fiscal years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Orange County, California
March 29, 1999

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                               (Dollars in
                                                               thousands)
                          ASSETS
                          ------

Current Assets:
  Cash and cash equivalents................................ $    614  $  1,536
  Trade receivables, net of allowances of $18,431 and
   $14,461, respectively...................................   33,991    34,684
  Inventories..............................................    6,303     6,338
  Prepaid licenses and royalties...........................   18,128    12,628
  Income taxes receivable..................................      --      1,427
  Deferred income taxes....................................    5,477     7,792
  Other....................................................    3,101     4,218
                                                            --------  --------
    Total current assets...................................   67,614    68,623
Property and Equipment, net................................    5,679     7,026
Other Assets...............................................    1,792     2,172
                                                            --------  --------
                                                            $ 75,085  $ 77,821
                                                            ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

Current Liabilities:
  Accounts payable......................................... $ 23,403  $ 17,121
  Accrued liabilities......................................   22,300    22,549
  Current portion of long-term debt........................   24,521    14,767
  Income taxes payable.....................................      254       570
                                                            --------  --------
    Total current liabilities..............................   70,478    55,007
Long-Term Debt, net of current portion.....................      130    23,387
Deferred Income Taxes......................................      141       434
Minority Interest..........................................      143       260

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, no par value, authorized 5,000,000
   shares; issued and outstanding, none
  Common stock, $.001 par value, authorized 50,000,000
   shares; issued and outstanding 18,292,431 shares in 1998
   and 10,951,828 shares in 1997...........................       18        11
  Paid-in capital..........................................   51,918    18,408
  Retained earnings (accumulated deficit)..................  (48,097)  (19,877)
  Foreign currency translation adjustments.................      354       191
                                                            --------  --------
    Total stockholders' equity (deficit)...................    4,193    (1,267)
                                                            --------  --------
                                                            $ 75,085  $ 77,821
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Eight Months
                              Year Ended     Ended     Years Ended April 30,
                             December 31, December 31, ----------------------
                                 1998         1997        1997        1996
                             ------------ ------------ ----------  ----------
                                 (Dollars in thousands, except per share
                                                amounts)

Net revenues................  $  126,862   $   85,961  $   83,262  $   96,952
Cost of goods sold..........      71,928       44,864      62,480      49,939
                              ----------   ----------  ----------  ----------
Gross profit................      54,934       41,097      20,782      47,013

Operating expenses:
  Marketing and sales.......      39,471       20,603      24,627      23,285
  General and
   administrative...........      12,841        8,989       9,408       9,025
  Product development.......      24,472       14,291      21,431      15,120
                              ----------   ----------  ----------  ----------
    Total operating
     expenses...............      76,784       43,883      55,466      47,430
                              ----------   ----------  ----------  ----------
    Operating loss..........     (21,850)      (2,786)    (34,684)       (417)

Other income (expense):
  Interest income...........           6           92         190         102
  Interest expense..........      (4,620)      (3,009)     (1,907)       (531)
  Other.....................        (319)         644         117        (378)
                              ----------   ----------  ----------  ----------
    Total other income
     (expense)..............      (4,933)      (2,273)     (1,600)       (807)

Loss before provision
 (benefit) for income
 taxes......................     (26,783)      (5,059)    (36,284)     (1,224)
Provision (benefit) for
 income taxes...............       1,437          --       (9,065)       (480)
                              ----------   ----------  ----------  ----------
Net loss....................  $  (28,220)  $   (5,059) $  (27,219) $     (744)
                              ==========   ==========  ==========  ==========

Net loss per share:
  Basic/Diluted.............  $    (1.91)  $    (0.45) $    (2.46) $    (0.07)

Weighted average number of
 common shares outstanding:
  Basic/Diluted.............  14,762,644   11,123,327  11,085,632  10,661,944



  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 Accumulated
                           Common Stock              Retained       Other
                         ------------------ Paid-in  Earnings   Comprehensive Comprehensive
                           Shares    Amount Capital  (Deficit)     Income         Loss
                         ----------  ------ -------  ---------  ------------- -------------
                                             (Dollars in thousands)

Balance, April 30,
 1995................... 10,741,899   $ 11  $16,913  $ 13,145       $ --
 Exercise of stock
  options...............    177,104    --       140       --          --
 Repurchase of common
  stock.................    (89,222)   --       --        --          --
 Tax benefit from
  exercise of stock
  options...............        --     --       424       --          --
 Compensation for stock
  options granted.......        --     --       306       --          --
 Net loss...............        --     --       --       (744)        --        $   (744)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............        --     --       --        --          --             --
                                                                                --------
  Other comprehensive
   income...............        --     --       --        --          --             --
                         ----------   ----  -------  --------       -----       --------
   Comprehensive loss...        --     --       --        --          --        $   (744)
                         ----------   ----  -------  --------       -----       ========
Balance, April 30,
 1996................... 10,829,781     11   17,783    12,401         --
 Exercise of stock
  options...............    313,403    --        58       --          --
 Repurchase of common
  stock.................    (29,124)   --      (275)      --          --
 Proceeds from
  warrants..............        --     --       148       --          --
 Compensation for stock
  options granted.......        --     --       306       --          --
 Net loss...............        --     --       --    (27,219)        --        $(27,219)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............        --     --       --        --          --             188
                                                                                --------
  Other comprehensive
   income...............        --     --       --        --          188            188
                                                                                --------
   Comprehensive loss...        --     --       --        --          --        $(27,031)
                         ----------   ----  -------  --------       -----       ========
Balance, April 30,
 1997................... 11,114,060     11   18,020   (14,818)        188
 Issuance of common
  stock.................     16,362    --       184       --          --
 Repurchase of common
  stock.................   (178,594)   --       --        --          --
 Compensation for stock
  options granted.......        --     --       204       --          --
 Net loss...............        --     --       --     (5,059)        --        $ (5,059)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............        --     --       --        --          --               3
                                                                                --------
  Other comprehensive
   income...............        --     --       --        --            3              3
                                                                                --------
   Comprehensive loss...        --     --       --        --          --        $ (5,056)
                         ----------   ----  -------  --------       -----       ========
Balance, December 31,
 1997................... 10,951,828     11   18,408   (19,877)        191
 Issuance of common
  stock, net of issuance
  costs.................  5,056,102      5   24,390       --          --
 Issuance of warrants...        --     --       316       --          --
 Exercise of warrants...  2,272,417      2    8,599       --          --
 Exercise of stock
  options...............     12,084    --        15       --          --
 Compensation for stock
  options granted.......        --     --       190       --          --
 Net loss...............        --     --       --    (28,220)        --        $(28,220)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............        --     --       --        --          --             163
                                                                                --------
  Other comprehensive
   income...............        --     --       --        --          163            163
                                                                                --------
   Comprehensive loss...        --     --       --        --          --        $(28,057)
                         ----------   ----  -------  --------       -----       ========
Balance, December 31,
 1998................... 18,292,431   $ 18  $51,918  $(48,097)      $ 354
                         ==========   ====  =======  ========       =====


  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Eight Months   Years Ended
                                     Year Ended     Ended        April 30,
                                    December 31, December 31, -----------------
                                        1998         1997       1997     1996
                                    ------------ ------------ --------  -------
                                              (Dollars in thousands)
Cash flows from operating
 activities:
 Net loss.........................    $(28,220)    $ (5,059)  $(27,219) $  (744)
 Adjustments to reconcile net loss
  to the cash provided by (used
  in) operating activities--
  Depreciation and amortization...       3,415        2,138      3,172    1,985
  Gain on sale of property and
   equipment......................         --           --         --       (21)
  Noncash expense for stock
   options........................         190          204        306      306
  Noncash interest expense........          68          184        --       --
  Write-off of non-current
   assets.........................         --           --         250      388
  Deferred income taxes...........       2,022          128     (6,649)    (335)
  Minority interest in earnings
   (loss) of subsidiary...........        (117)         (66)        28       25
  Changes in assets and
   liabilities:
  Trade receivables...............         693      (12,338)     3,926   (3,229)
  Inventories.....................          35        1,066     (1,508)  (2,193)
  Income taxes receivable.........       1,427          174       (176)  (1,403)
  Other current assets............       1,657       (1,864)     5,732   (2,232)
  Other assets....................          (3)         543      5,610     (467)
  Prepaid licenses and royalties..      (5,501)      (1,714)    (4,102)  (5,966)
  Accounts payable................       6,282          146     (1,999)   7,589
  Accrued liabilities.............        (166)       1,449      5,618    9,223
  Income taxes payable............        (607)        (310)       --      (467)
                                      --------     --------   --------  -------
   Net cash provided by (used in)
    operating activities..........     (18,825)     (15,319)   (17,011)   2,459
Cash flows from investing
 activities:
 Purchase of property and
  equipment.......................      (1,684)        (792)    (3,451)  (4,585)
 Proceeds from sales of property
  and equipment...................         --           --         --        14
 Acquisitions of subsidiary, net
  of cash acquired of $119........         --           --         --    (3,196)
 Proceeds from sale of investment
  in affiliate....................         --           --         --       200
 Proceeds from sale of marketable
  securities......................         --           --         --        69
                                      --------     --------   --------  -------
   Net cash used in investing
    activities....................      (1,684)        (792)    (3,451)  (7,498)
Cash flows from financing
 activities:
 Net borrowings on line of
  credit..........................       1,229       12,296      5,900    5,050
 Issuances (payments) of
  subordinated secured promissory
  notes and warrants..............      (6,054)         --      14,803      --
 Repayments on notes payable......         (76)         (62)       (75)    (117)
 Net proceeds from issuance of
  common stock....................      24,310          --         --       --
 Proceeds from exercise of stock
  options.........................          15          --          58      140
 Tax benefit from stock option
  exercise........................         --           --         --       424
 Other financing activities.......         --           --         --       (11)
                                      --------     --------   --------  -------
   Net cash provided by financing
    activities....................      19,424       12,234     20,686    5,486
                                      --------     --------   --------  -------
Effect of exchange rate changes on
 cash and cash equivalents........         163            3        263      (58)
                                      --------     --------   --------  -------
Net increase (decrease) in cash
 and cash equivalents.............        (922)      (3,874)       487      389
Cash and cash equivalents,
 beginning of year................       1,536        5,410      4,923    4,534
                                      --------     --------   --------  -------
Cash and cash equivalents, end of
 year.............................    $    614     $  1,536   $  5,410  $ 4,923
                                      ========     ========   ========  =======
Supplemental cash flow
 information:
 Cash paid during the year for:
  Interest........................    $  4,671     $  2,936   $  1,638  $   480
  Income taxes....................         --           --         --       526

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

1. Line of Business; Risk Factors

  Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (collectively with Interplay Productions, a California corporation, the "Company"), develop, publish, and distribute interactive entertainment software. In addition, the Company distributes certain titles to hardware or peripheral device manufacturers for use in bundling arrangements. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and current generation video game consoles, such as the PlayStation and Nintendo 64.

  For the year ended December 31, 1998 the Company incurred a net loss of $28.2 million and used cash in operating activities of $18.8 million. Partially because of these losses, the Company's liquidity significantly deteriorated during the second half of 1998. At December 31, 1998, the Company had negative working capital of $2.9 million, although the Company did have borrowing availability under its line of credit (See Note 5).

  To provide working capital to support the Company's future operations, the Company took several actions during 1998, including entering into certain product licensing and distribution agreements which in the aggregate provided approximately $10.8 million in advance cash payments. In addition, in March 1999, the Company extended the expiration of its line of credit to January 1, 2000, in connection with which the Company's Chief Executive Officer personally guaranteed $5 million of the Company's obligations under such line of credit. Further, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10 million. Under the terms of the Stock Purchase Agreement up to 2.5 million additional shares of the Company's common stock may be issued without additional consideration based on the average closing price per share of the Company's Common Stock as of certain specified future dates; provided, however, the investor will not be issued a total number of shares equaling or exceeding 20% of the Company's current outstanding Common Stock without the approval of the Company's stockholders. Additional steps taken by Management include reductions in personnel, reductions in management compensation, cutbacks in overhead costs and modifications in product development plans to preserve cash resources.

  The Company believes that funds available under its line of credit, funds received from the sale of equity securities, amounts to be received under various product license and distribution agreements and anticipated funds from operations, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line of credit on January 1, 2000 (see Note 15). Based upon the Company's estimates, including the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

  In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 25-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

 Consolidation

  The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Productions Pty Ltd (Australia), Interplay Co., Ltd., (Japan) and its 91 percent-owned subsidiary Shiny Entertainment, Inc. All significant intercompany accounts and transactions have been eliminated.

 Change of Fiscal Year End

  Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31.

 Reincorporation

  On March 2, 1998, the Board of Directors of Interplay Productions approved a reincorporation plan. Under the reincorporation plan Interplay Productions formed a new entity in Delaware into which Interplay Productions was merged on May 29, 1998.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents and Noncash Activities

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  During the fiscal year ended April 30, 1997, in a noncash financing transaction, the Company acquired 29,124 shares of common stock in exchange for a $275 note payable.

 Inventories

  Inventories consist of CD-ROMs, video game console cartridges (cartridges), manuals, packaging materials, supplies and packaged software ready for shipment and are valued at the lower of cost (first-in, first-out) or market.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


 Prepaid Licenses and Royalties

  Prepaid licenses and royalties consist of payments for intellectual property rights, payments to celebrities and sports leagues and advanced royalty payments to outside developers. In addition such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of sales over six months commencing with the initial shipment of the title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated net product sales.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a five year period. Leasehold improvements are amortized on a straight line basis over the lesser of the estimated useful life or the remaining lease term.

 Other Non-current Assets

  Other non-current assets consist primarily of goodwill which the Company is amortizing on a straight-line basis over seven years (see Note 3). Accumulated amortization as of December 31, 1998 and 1997 was $1,300 and $1,000, respectively.

 Long-lived Assets

  As prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

 Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

 Revenue Recognition

  Revenues are recorded when products are delivered to customers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Postcontract customer support provided by the Company is limited to telephone support. These costs are not material and are charged to expenses as incurred.

 Product Development

  Product development expenses are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

 Advertising Costs

  The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted.

 Income Taxes

  The Company accounts for income taxes using the liability method as prescribed by the SFAS No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws.

 Foreign Currency Translation

  The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity (deficit). (Losses) gains resulting from foreign currency transactions amounted to ($288), $246, $364 and $325 during the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, respectively, and are included in other income (expense) in the consolidated statements of operations.

 Net Loss Per Share

  The Company accounts for net loss per share in accordance with SFAS No. 128 "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

  For year ended December 31, 1998, the eight months ended December 31, 1997 and the years ended April 30, 1997 and 1996, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation as the effect of such inclusion would be antidilutive (see Note
8).

 Stock-Based Compensation

  As permitted under generally accepted accounting principles, the Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 and makes the necessary pro forma disclosures mandated by SFAS No. 123 (see Note 11).

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In addition, in November 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SFAS Nos. 130 and 131 and certain provisions of SOP 97-2 became effective for fiscal years beginning after December 15, 1997. The adoption of these standards did not have a material impact on the Company's results of operations.

  In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Additionally, the AICPA issued SOP 98-4, "Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", which effectively modified and delayed the application of certain provisions of SOP 97-2 until fiscal years beginning after March 15, 1999. The Company does not believe that adoption of these standards will have a material impact on the Company's results of operations.

3. Acquisition

  Effective June 24, 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. (Shiny) for $3,624 in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price is summarized as follows:

     Cash and cash equivalents.......................................... $  119
     Receivables........................................................    107
     Other current assets...............................................      6
     Property and equipment.............................................    417
     Goodwill...........................................................  3,057
     Accounts payable and accrued liabilities...........................    (82)
                                                                         ------
       Total purchase price............................................. $3,624
                                                                         ======

  The purchase agreement requires the Company to pay the former owner of Shiny additional cash payments of up to $5,625 upon the delivery and acceptance of five future Shiny interactive entertainment software titles, as defined. As of December 31, 1998, the Company had not been required to make any additional payments.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                (Dollars in thousands, except per share amounts)


4. Detail of Selected Balance Sheet Accounts

 Inventories

  Inventories consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
     Packaged software........................................... $4,070 $4,171
     CD-ROMs, cartridges, manuals, packaging
      and supplies...............................................  2,233  2,167
                                                                  ------ ------
                                                                  $6,303 $6,338
                                                                  ====== ======

 Other Current Assets

  Other current assets consist of the following:

                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
     Prepaid expenses............................................. $  639 $1,640
     Royalties receivables........................................    --   1,644
     Deposits.....................................................     46    162
     Other receivables............................................  2,416    772
                                                                   ------ ------
                                                                   $3,101 $4,218
                                                                   ====== ======

 Property and Equipment

  Property and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
     Computers and equipment.................................. $13,944  $12,383
     Furniture and fixtures...................................     588      474
     Leasehold improvements...................................   1,135    1,125
                                                               -------  -------
                                                                15,667   13,982
     Less: accumulated depreciation and amortization..........  (9,988)  (6,956)
                                                               -------  -------
                                                               $ 5,679  $ 7,026
                                                               =======  =======

 Accrued Liabilities

  Accrued liabilities consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Royalties payable......................................... $ 6,758 $ 6,901
     Accrued payroll...........................................   2,552   2,707
     Payable to distributor....................................     216   4,240
     Accrued bundling and affiliate costs......................   1,409   2,923
     Deferred income...........................................   9,786   3,442
     Other.....................................................   1,579   2,336
                                                                ------- -------
                                                                $22,300 $22,549
                                                                ======= =======

  Included in deferred income for the year ended December 31, 1998 is $9,000 related to distribution and other advances on future products.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


5. Long-term Debt

  Long-term debt consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
     Subordinated Secured Promissory Notes.................. $    --   $ 14,655
     Loan Agreement.........................................   24,475    23,246
     Other..................................................      176       253
                                                             --------  --------
                                                               24,651    38,154
     Less--current portion..................................  (24,521)  (14,767)
                                                             --------  --------
                                                             $    130  $ 23,387
                                                             ========  ========

 Subordinated Secured Promissory Notes

  From October 1996 through February 1997, the Company issued $14,800 in Subordinated Secured Promissory Notes ("Notes") and nondetachable Warrants to purchase Common Stock, of which employees, officers, and directors of the Company held $2,600 of the total Notes outstanding. The principal amount of the Notes was $14,700 and the purchase price of the Warrants was $148. The amount paid for the Warrants approximates management's estimate of the fair market value of the Warrants at the date of issuance and is included in paid-in capital in the accompanying consolidated balance sheets.

  The Notes provided for interest at a rate of 12.0 percent per year, payable quarterly, beginning May 1, 1997. Interest expense related to the Notes was $863, $1,200 and $856 for the year ended December 31, 1998, the eight months ended December 31, 1997 and the fiscal year ended April 30, 1997, respectively.

  Each Warrant holder had the right to purchase from the Company the number of shares of Common Stock equal to the investor's aggregate investment (including Notes and Warrants) divided by the product of 0.70 multiplied by the initial public offering ("IPO") price per share.

  Total interest due on the Notes at May 1, 1997 was $856. The Company offered to pay the interest in cash or offered to issue one share of common stock for each $11.25 of interest due (management's estimate of fair value of the Company's common stock at the time). Interest of $672 was paid in cash and $184 of interest was paid with 16,362 shares of common stock.

  In accordance with the terms of the Notes, the Company requested that each holder elect to either convert the outstanding principal amount to Common Stock upon the closing of the IPO or receive full payment in cash from the proceeds of the IPO. At the IPO completion, the holders of approximately $8,700 of Notes and Warrants elected to exercise their Warrants by converting their Notes to Common Stock. The remaining Note holders with a balance of approximately $6,300 requested payment in cash inclusive of interest of $277. This amount was paid by the Company in July 1998.

 Loan Agreement

  In June 1997, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a financial institution which was amended in February 1998. Borrowings under the Loan Agreement bear interest at LIBOR (5.62 percent at December 31, 1998 and 5.72 percent at December 31, 1997) plus 4.87 percent (10.49 percent at December 31, 1998 and 10.59 percent at December 31, 1997). The agreement provides for a line of

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

credit based in part on qualified receivables and inventory. Borrowings under this Loan Agreement were to up to a maximum of $35,000 through August 30, 1998; $30,000 from August 31 to December 30, 1998; and $25,000 thereafter. Within the total credit limits, the Company may borrow up to $10,000 in excess of its borrowing base through August 1998 and up to $5,000 in excess of its borrowing base thereafter through December 30, 1998. The line of credit is secured by cash, accounts receivable and inventory and by a security interest in certain of the Company's assets and was to expire on May 31, 1999.

  In November 1998, the Company further amended the Loan Agreement to provide for a $37,500 maximum credit limit through May 31, 1999, based in part on qualifying receivables and inventory. The amended line of credit also provides for a personal guarantee by the Company's Chairman and Chief Executive Officer in the amount of $5,000 secured by certain personal assets. As consideration for making such guarantee, the employee received warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share (see Note 10). Subsequent to year end, on March 18, 1999, the Company entered into amendments to the Loan Agreement which, among other things, extended the expiration date to January 1, 2000 (see Note 15). The Company is in compliance with the terms of the Loan Agreement.

6. Income Taxes

  The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.

  Loss before provision (benefit) for income taxes consists of the following:

                                                 Eight Months   Years Ended
                                     Year Ended     Ended        April 30,
                                    December 31, December 31, -----------------
                                        1998         1997       1997     1996
                                    ------------ ------------ --------  -------
   Domestic........................   $(25,038)    $(2,784)   $(32,888) $(1,890)
   Foreign.........................     (1,745)     (2,275)     (3,396)     666
                                      --------     -------    --------  -------
   Total...........................   $(26,783)    $(5,059)   $(36,284) $(1,224)
                                      ========     =======    ========  =======

  The provision (benefit) for income taxes is comprised of the following:

                                                    Eight Months  Years Ended
                                        Year Ended     Ended       April 30,
                                       December 31, December 31, --------------
                                           1998         1997      1997    1996
                                       ------------ ------------ -------  -----
   Current:
     Federal..........................    $  --        $(179)    $(1,689) $(275)
     State............................         8         --          --      10
     Foreign..........................      (571)         51         153    456
                                          ------       -----     -------  -----
                                            (563)       (128)     (1,536)   191
   Deferred:
     Federal..........................     2,000         128      (7,303)  (653)
     State............................       --          --         (226)   (18)
                                          ------       -----     -------  -----
                                           2,000         128      (7,529)  (671)
                                          ------       -----     -------  -----
                                          $1,437       $ --      $(9,065) $(480)
                                          ======       =====     =======  =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

  The Company's available net operating loss (NOL) carryforward for federal tax reporting purposes approximates $46,400 and may be subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The federal NOL carryforwards expire through the year 2018. The Company's NOL's for state tax reporting purposes approximate $27,900 and expire through the year 2003.

  A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                   Eight Months Years Ended
                                       Year Ended     Ended      April 30,
                                      December 31, December 31, -------------
                                          1998         1997     1997    1996
                                      ------------ ------------ -----   -----
   Statutory income tax rate.........    (34.0)%      (34.0)%   (34.0)% (34.0)%
   State and local income taxes, net
    of
    federal income tax benefit.......     (3.0)        (3.0)     (3.0)   (3.0)
   Valuation allowance...............     39.8         39.7       8.0     --
   Other.............................      2.6         (2.7)      4.0    (2.2)
                                         -----        -----     -----   -----
                                           5.4 %        --  %   (25.0)% (39.2)%
                                         =====        =====     =====   =====

  The components of the Company's net deferred income tax asset (liability) are as follows:

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
   Current deferred tax asset (liability):
     Prepaid royalties...................................... $ (5,621) $(2,760)
   Nondeductible reserves...................................    5,013    5,603
     Accrued expenses.......................................      853    1,015
     Foreign loss and credit carryforward...................    1,962    1,008
     Federal and state net operating losses.................   17,796    6,668
     Research and development credit carryforward...........      831      831
     Other..................................................      461      330
                                                             --------  -------
                                                               21,295   12,695
   Valuation allowance......................................  (15,818)  (4,903)
                                                             --------  -------
                                                             $  5,477  $ 7,792
                                                             ========  =======
   Non-current deferred tax asset (liability):
     Depreciation expense................................... $   (342) $  (625)
     Nondeductible reserves.................................      223      191
     Other..................................................      (22)     --
                                                             --------  -------
                                                             $  (141)  $  (434)
                                                             ========  =======

  The valuation allowance relates primarily to net operating loss and tax credit carryforward. Due to the uncertainty surrounding the realization of the favorable tax attributes in future years, the Company has placed a valuation allowance against its net deferred tax assets.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

7. Commitments and Contingencies

 Leases

  The Company leases office space in Irvine, California for its corporate offices. The lease expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various computer equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

       Year ending December 31:
         1999........................................................... $ 2,132
         2000...........................................................   1,531
         2001...........................................................   1,318
         2002...........................................................   1,322
         2003...........................................................   1,332
         Thereafter.....................................................   3,649
                                                                         -------
                                                                         $11,284
                                                                         =======

  Total rent expense was $2,400, $1,300, $2,100 and $697 for the year ended December 31, 1998, the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively.

 Pending Internal Revenue Service Examination

  The Internal Revenue Service (the IRS) is currently examining the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. The IRS has challenged the timing of certain tax deductions taken by the Company, and has asserted that an additional tax liability is due. The Company disagrees with and is currently contesting such challenges. The potential losses to the Company, as a result of these challenges are not reasonably estimable. Accordingly, no reserve has been established in the accompanying financial statements. Any losses which might be suffered by the Company as a result of this examination could impact the Company's future profitability.

 Litigation

  The Company is involved in litigation arising from the normal course of business. Management believes that the final outcome of all legal matters will not have a material adverse effect on the Company's financial position or results of operations.

 Employment Agreements

  The Company has entered into employment agreements with three of its officers providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, as defined, the employees are entitled to 150 percent of their annual salary and 75 percent of the imputed bonus, as defined. These agreements expire in 1999.

 New European Currency

  On January 1, 1999, eleven of the fifteen member countries of the European Union ("Participating Countries") established fixed conversion rates between their existing sovereign currencies and a new European

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

currency, the "euro". The euro was adopted by the Participating Countries as the common legal currency on that date. A significant portion of the Company's sales are made to Participating Countries and consequently, the Company anticipates that the euro conversion will, among other things, create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions and limit the Company's ability to charge different prices for its producers in different markets. While the Company believes that the conversion will not cause material disruption of its business, there can be no assurance that the conversion will not have a material effect on the Company's business or financial condition.

8. Loss Per Share

  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted loss per share is arrived at by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

  The following table sets forth the computation of basic and diluted loss per share:

                                          Eight Months      Years Ended
                              Year Ended     Ended           April 30,
                             December 31, December 31, ----------------------
                                 1998         1997        1997        1996
                             ------------ ------------ ----------  ----------
BASIC
Net loss....................  $  (28,220)  $   (5,059) $  (27,219) $     (744)
Average common shares
 outstanding................  14,762,644   11,123,327  11,085,632  10,661,944
                              ----------   ----------  ----------  ----------
Net loss per common share--
 basic......................  $    (1.91)  $    (0.45) $    (2.46) $    (0.07)
                              ==========   ==========  ==========  ==========
DILUTED
Net loss....................  $  (28,220)  $   (5,059) $  (27,219) $     (744)
Average common shares
 outstanding................  14,762,644   11,123,327  11,085,632  10,661,944
Stock option adjustment.....         --           --          --          --
                              ----------   ----------  ----------  ----------
Average common shares
 outstanding................  14,762,644   11,123,327  11,085,632  10,661,944
                              ----------   ----------  ----------  ----------
Net loss per common share--
 diluted....................  $    (1.91)  $    (0.45) $    (2.46) $    (0.07)
                              ==========   ==========  ==========  ==========

  Options to purchase 2,132,738, 1,838,972, 1,627,522 and 1,824,025 shares of common stock at December 31, 1998, December 31, 1997, April 30, 1997 and April 30, 1996, respectively, were not included in the computation of diluted earnings per share as the effect would be antidilutive. The weighted average exercise price at December 31, 1998, December 31, 1997, April 30, 1997 and April 30, 1996 was $4.73, $5.31, $4.57 and $3.16, respectively, for the options outstanding.

9. Comprehensive Income

  As of January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders equity. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translations adjustments which, prior to adoption, were reported separately in stockholders, equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)

  For the year ended December 31, 1998, the eight months ended December 31, 1998 and the fiscal years ended April 30, 1997 and 1996, the Company had pre-tax increase in foreign currency translations of $172, $3, $141 and $0, respectively.

10. Stockholders' Equity (Deficit)

 Common Stock

  On February 1, 1997, the Company repurchased 29,124 shares of common stock from an employee in exchange for a $275 note payable. The note bears interest at 7 percent and is payable over 36 months.

  On September 12, 1997, the Company entered into a Separation and Release Agreement with a former employee whereby 178,594 shares of common stock were canceled and the former employee's remaining shares of 149,500 shares were retained by the former employee.

  In connection with the amendment of the Company's line of credit agreement in November 1998 (see Note 5), the Company issued its Chairman and Chief Executive Officer, 400,000 warrants to purchase the Company's Common Stock (the "Warrants") at an exercise price of $3.00 per share exercisable after May 20, 1999. The Warrants have a three year term, have no registration rights and the Warrants are canceled in the event the Company enters into an agreement to merge or combine the Company within six months after the issuance date of the Warrants. The shares issuable upon exercise of the warrants are subject to the twelve month lockup agreement the employee entered into in connection with the Company's IPO. In connection with the issuance of the Warrants, the Company recorded an expense equal to the fair market value of the Warrants, which is approximately $316, with such expense being amortized as additional debt cost over the term of the guarantee.

  Subsequent to year end, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of up to 5 million shares of the Company's Common Stock for $10,000 (see Note 15). This transaction closed and the Company received the proceeds from the sale on March 19, 1999.

 Employee Stock Purchase Plan.

  The Company's Employee Stock Purchase Plan (the "Purchase Plan"), covering an aggregate of 200,000 shares of Common Stock, was adopted by the Board of Directors and approved by the Company's stockholders in March 1998. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), will be implemented by twelve-month offerings with purchases occurring at six-month intervals commencing on the date of this Prospectus. The Purchase Plan will be administered by the Board of Directors. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or on the applicable purchase date. On December 31, 1998, the Purchase Plan acquired 56,102 shares of the Company's common stock at $1.51 per share.

 Initial Public Offering

  On June 18, 1998, the Company effected a registration with the Securities and Exchange Commission on Form S-1, Registration No. 333-48473 (the "Registration Statement"), whereby the Company registered up to 5,750,000 shares of its Common Stock. On June 24, 1998, the Company completed its initial public offering of 5,000,000 shares of Common Stock, at $5.50 per share, that raised approximately $24,310, net of expenses of $3,200. In addition, in connection with the offering, 750,000 shares of Common Stock of the Company were sold by a selling stockholder at $5.50 per share, for which the company received no proceeds.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


11. Employee Benefit Plans

 Stock Option Plans

  The Company has three stock option plans. Under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1991 (1991
Plan), the Company may grant options to its employees to purchase up to 2,250,000 shares of common stock. Under the Incentive Stock Option and Nonqualified Stock Option Plan--1994 (1994 Plan), the Company may grant options to its employees to purchase up to 808,300 shares of common stock. Under the 1997 Stock Incentive Plan the Company may grant options to its employees, consultants and directors to purchase up to 700,000 shares of common stock.

  Options under all three plans generally vest over five years. Holders of options under the 1991 Plan and the 1994 Plan shall be deemed 100 percent vested in the event of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, or a sale of all shares of common stock of the Company. The Company has treated the difference, if any, between the exercise price and the estimated fair market value, as determined by the board of directors on the date of grant, as compensation expense for financial reporting purposes. Compensation expense for the vested portion aggregated $190, $204, $306 and $306 for the year ended December 31, 1998, the eight months ended December 31, 1997, and the fiscal years ended April 30, 1997 and 1996.

  Effective February 9, 1998, the Company repriced substantially all outstanding options with exercise prices greater than $8 per share and subsequently reissued these options with exercise prices equal to $8 per share, management's estimate of the fair value of the Company's common stock as of the date of reissuance. These options were accounted for as new grants. Effective March 2, 1998, the 1991 Plan and the 1994 Plan were terminated for purposes of future grants. On February 23, 1998, the Company granted 240,100 stock options with an exercise price equal to the estimated fair market value of $8 per share.

  The following is a summary of option activity pursuant to the Company's stock option plans:

                          December 31, 1998   December 31, 1997     April 30, 1997      April 30, 1996
                          ------------------- ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted            Weighted
                                     Average             Average             Average             Average
                                     Exercise            Exercise            Exercise            Exercise
                           Shares     Price    Shares     Price    Shares     Price    Shares     Price
                          ---------  -------- ---------  -------- ---------  -------- ---------  --------
Options outstanding at
 beginning of year......  1,838,972   $5.29   1,630,022   $ 4.59  1,824,025   $ 3.16  1,665,479   $1.69
 Granted................    451,100    6.91     263,750    11.25    136,800    14.08    418,050    8.79
 Exercised..............    (12,084)   1.27         --       --    (313,403)    0.18   (177,104)   0.79
 Canceled...............   (139,750)   8.44     (54,800)   12.50    (17,400)    8.50    (82,400)   7.16
 Rescinded..............     (5,500)   8.00         --       --         --       --         --      --
                          ---------   -----   ---------   ------  ---------   ------  ---------   -----
Options outstanding at
 end of year............  2,132,738   $4.73   1,838,972   $ 5.29  1,630,022   $ 4.59  1,824,025   $3.16
                          =========   =====   =========   ======  =========   ======  =========   =====
 Options exercisable....  1,448,143           1,324,132           1,218,102           1,434,775
                          =========           =========           =========           =========

  The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:

                                    December 31,              April 30,
                                ----------------------  ----------------------
                                   1998        1997        1997        1996
                                ----------  ----------  ----------  ----------
   Risk free rate.............         5.1%        6.1%        6.1%        6.1%
   Expected life..............  7.74 years  8.02 years  7.13 years  7.12 years
   Expected volatility........        0.70         --          --          --
   Expected dividends.........         --          --          --          --
   Weighted-average grant-date
    fair value of
    options granted...........  $     2.95  $     3.61  $     3.68  $     2.34

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


  A detail of the options outstanding and exercisable as of December 31, 1998 is as follows:

                              Options Outstanding            Options Exercisable
                   ----------------------------------------- --------------------
                                        Weighted    Weighted             Weighted
      Range of                           Average    Average              Average
      Exercise                          Remaining   Exercise   Number    Exercise
       Prices      Number Outstanding Contract Life  Price   Outstanding  Price
      --------     ------------------ ------------- -------- ----------- --------
   $0.15 - $ 0.47        572,874          3.24       $0.15      572,874   $0.15
   $2.00 - $ 4.44        367,814          4.78       $2.72      367,814   $2.72
   $4.50 - $ 6.66        237,000          8.25       $5.08       84,700   $5.37
   $7.00 - $10.00        955,050          7.50       $8.16      422,755   $8.22
                       ---------          ----       -----    ---------   -----
   $0.15 - $10.00      2,132,738          5.97       $4.73    1,448,143   $3.46
                       =========          ====       =====    =========   =====

  The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                                 Eight Months   Years Ended
                                     Year Ended     Ended        April 30,
                                    December 31, December 31, ----------------
                                        1998         1997       1997     1996
                                    ------------ ------------ --------  ------
   Net loss as reported...........    $(28,220)    $(5,059)   $(27,219) $ (744)
   Pro forma compensation
    expense.......................      (1,011)       (276)       (348)   (121)
                                      --------     -------    --------  ------
   Pro forma net loss.............    $(29,231)    $(5,335)   $(27,567) $ (865)
                                      ========     =======    ========  ======
   Basic and diluted net loss as
    reported......................    $  (1.91)    $ (0.45)   $  (2.46) $(0.07)
   Basic and diluted pro forma net
    loss..........................    $  (1.98)    $ (0.48)   $  (2.49) $(0.08)

 Profit Sharing 401(k) Plan

  The Company sponsors a 401(k) plan (the Plan) for most full-time employees. The Company matches 50 percent of the participant's contributions up to the first six percent of the participant's salary deferral. The profit sharing contribution amount is at the sole discretion of the Company's board of directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent disability or termination of the Plan. Benefit expense for the year ended December 31, 1998, for the eight months ended December 31, 1997 and for the years ended April 30, 1997 and 1996 was $256, $178, $229 and $160, respectively.

12. Related Parties

  The Company has amounts due from a business controlled by the Chairman and CEO of the Company. Net amounts due, prior to reserves, at December 31, 1998 and 1997 were $2,000 and $1,500, respectively. Such amounts at December 31, 1998 and 1997 are fully reserved. Through December 1997, the Company rented office space from the Chairman and CEO of the Company. Rent expense paid to the Chairman and CEO was $160, $191 and $248 for the eight months ended December 31, 1997 and for the years ended April 30, 1997 and 1996, respectively.

  In connection with the amendment of the Company's line of credit agreement in November 1998 (see Note 5), the Company's Chairman and Chief Executive Officer, Brian Fargo, provided a personal guarantee in the amount of $5.0 million secured by certain of Mr. Fargo's personal assets. As consideration for making such guarantee, Mr. Fargo received warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable after May 20, 1999 (see Note 10).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


13. Concentration of Credit Risk

  The Company extends credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential credit losses are maintained.

  For the year ended April 30, 1997 one customer accounted for approximately 15 percent of net revenues. No single customer accounted for ten percent or more of net revenues in the year ended December 31, 1998, the eight months ended December 31, 1997 or the year ended April 30, 1996.

14. Segment and Geographical Information

  The Company operates in three principal business segments. Information about the Company's operations in the United States and foreign areas is presented below:

                                                Eight Months   Years Ended
                                    Year Ended     Ended        April 30,
                                   December 31, December 31, -----------------
                                       1998         1997       1997     1996
                                   ------------ ------------ --------  -------
   Net revenues:
     United States...............    $ 94,727     $65,199    $ 54,469  $78,823
     United Kingdom..............      32,135      20,689      27,867   18,127
     Other.......................         --           73         926        2
                                     --------     -------    --------  -------
       Consolidated net
        revenues.................    $126,862     $85,961    $ 83,262  $96,952
                                     ========     =======    ========  =======
   Income (loss) from operations:
     United States...............    $(20,315)    $   298    $(30,764) $(1,410)
     United Kingdom..............      (1,535)     (2,666)     (3,871)   1,853
     Other.......................         --         (418)        (49)    (860)
                                     --------     -------    --------  -------
       Consolidated loss from
        operations...............    $(21,850)    $(2,786)   $(34,684) $  (417)
                                     ========     =======    ========  =======

  Expenditures made for the acquisition
       of long-lived assets:

     United States...............    $  1,067     $   459    $  2,741  $ 3,859
     United Kingdom..............         422         175         382      149
     Other.......................         195         158         328      577
                                     --------     -------    --------  -------
       Total expenditures for
        long-lived assets........    $  1,684     $   792    $  3,451  $ 4,585
                                     ========     =======    ========  =======

  Net revenues were made in geographic regions as follows:

                            Year Ended     Eight Months        Years Ended April 30,
                           December 31,   Ended December  -------------------------------
                               1998          31, 1997          1997            1996
                         ---------------- --------------- --------------- ---------------
                          Amount  Percent Amount  Percent Amount  Percent Amount  Percent
                         -------- ------- ------- ------- ------- ------- ------- -------
North America........... $ 73,865   58.2% $51,833   60.3% $38,606   46.4% $54,702   56.4%
Europe..................   28,777   22.7   19,941   23.2   26,752   32.1   17,683   18.3
Rest of World...........    7,016    5.5    4,701    5.5    5,254    6.3    6,896    7.1
OEM, royalty and
 licensing..............   17,204   13.6    9,486   11.0   12,650   15.2   17,671   18.2
                         --------  -----  -------  -----  -------  -----  -------  -----
                         $126,862  100.0% $85,961  100.0% $83,262  100.0% $96,952  100.0%
                         ========  =====  =======  =====  =======  =====  =======  =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

               (Dollars in thousands, except per share amounts)


  Long-lived assets by geographic regions, net:

                          December 31,   December 31,
                              1998           1997      April 30, 1997  April 30, 1996
                         -------------- -------------- --------------- --------------
                         Amount Percent Amount Percent Amount  Percent Amount Percent
                         ------ ------- ------ ------- ------- ------- ------ -------
North America........... $6,621   89.6% $8,380   91.9% $ 9,578   91.5% $7,149   91.2%
Europe..................    723    9.8     685    7.5      616    5.9     480    6.1
Rest of World...........    --     0.0     --     0.0      220    2.1     209    2.7
OEM, royalty and
 licensing..............     44    0.6      53    0.6       50    0.5     --     0.0
                         ------  -----  ------  -----  -------  -----  ------  -----
                         $7,388  100.0% $9,118  100.0% $10,464  100.0% $7,838  100.0%
                         ======  =====  ======  =====  =======  =====  ======  =====

15. Subsequent Events

 Distribution Agreement

  On February 10, 1999 the Company signed an International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company will pay Virgin a monthly overhead fee and a distribution fee based on net sales, subject to a minimum annual payment, and Virgin will provide certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with this arrangement and the associated reduction in the Company's European operations, the Company anticipates recording an asset valuation and restructuring charge of approximately $650 in the first quarter of 1999. In connection with the International Distribution Agreement the Company has also executed a Product Publishing Agreement which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. The Company has also executed an Operating Agreement, in connection with the above agreements, which provides the Company, together with two members of Interplay Europe's management, a 49.9% equity interest in VIE Acquisition Group LLC, the parent entity of Virgin. The Company is not obligated to make any other contributions to the working capital of Virgin.

 Sale of Common Stock

  On March 18, 1999, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10,000. Under the terms of the Stock Purchase Agreement up to 2.5 million additional shares of the Company's common stock may be issued without additional consideration based on the average closing share price per share of the Company's Common Stock as of certain specified future dates; provided, however, the investor will not be issued a total number of shares equaling or exceeding 20% of the Company's current outstanding Common Stock without the approval of the Company's stockholders.

 Amendment to Credit Facility

  On March 18, 1999 the Company amended its line of credit with a financial institution to extend its current line of credit through January 1, 2000 and thereafter, based on qualifying receivables and inventory. Under the terms of the Amendment the $37,500 maximum credit line will continue through November 29, 1999, $30,000 through December 30, 1999 and $25,000 thereafter. Within the total credit limit, the Company may borrow up to $14,000 in excess of its borrowing base through July 30, 1999, $10,000 in excess through September 29, 1999, $7,000 through November 29, 1999 and $5,000 in excess thereafter. Under the amended line of credit the Company is required to place a cash collateral deposit of $1,000 on February 15, 1999 and March 15, 1999 and $500 on April 15, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35,000 with various month end limitations, generally decreasing to $25,000 at December 31, 1999 and the $5,000 personal guarantee by the Company's Chairman and Chief Executive Officer will remain in place throughout the term. All other terms and conditions remain in full force and effect.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)

                                        Trade Receivables Allowances
                              ------------------------------------------------
                              Balance at Provisions for             Balance at
                              Beginning   Returns and   Returns and   End of
   Period                     of Period    Discounts     Discounts    Period
   ------                     ---------- -------------- ----------- ----------
   Year ended April 30,
    1996.....................  $ 5,032      $26,882      $(22,814)   $ 9,100
                               =======      =======      ========    =======
   Year ended April 30,
    1997.....................  $ 9,100      $34,424      $(28,630)   $14,894
                               =======      =======      ========    =======
   Eight months ended
    December 31, 1997........  $14,894      $21,915      $(22,348)   $14,461
                               =======      =======      ========    =======
   Year ended December 31,
    1998.....................  $14,461      $43,596      $(39,626)   $18,431
                               =======      =======      ========    =======