Form 10-K405/A
period 1998-12-31
INTERPLAY ENTERTAINMENT CORP
filed 1999-04-30
CIK 1057232

                       Securities and Exchange Commission
                             Washington, DC  20549

                                  FORM 10-K/A



(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-24363


                         INTERPLAY ENTERTAINMENT CORP.
             (Exact name of Registrant as specified in its charter)

                          ___________________________


                 Delaware                          33-0102707
       (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)         Identification No.)


               16815 Von Karman Avenue, Irvine, California 92606
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (949) 553-6655

          Securities registered pursuant to Section 12(b) of the Act:
                                      None


          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                                (Title of Class)

                          ___________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of March 22, 1999, 20,808,861 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $19,956,470.


                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON MARCH 31, 1999


     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. on March 31, 1999 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary Information Concerning Directors, Executive Officers and Certain Significant Employees

     The following table sets forth certain information regarding the Company's directors and executive officers and certain significant employees, and their ages as of April 30, 1999:

Name                           Age                 Position with the Company
----------------------------   ---   ------------------------------------------------------
Brian Fargo                     36   Chairman of the Board of Directors and
                                     Chief Executive Officer
Christopher J. Kilpatrick       42   President and Director
Richard S.F. Lehrberg           51   Executive Vice President and Director
Manuel Marrero                  41   Chief Financial Officer(1) and Chief Operating Officer
James C. Wilson                 50   Vice President of Finance(1)
Phillip G. Adam                 44   Vice President of Business Development
Kim Motika                      38   Vice President of Strategic Development
Patricia J. Wright              38   Vice President of Development
Jim Maia                        38   Vice President, North American Sales
Cal Morrell                     43   Vice President of Marketing
Peter A. Bilotta                43   President of Interplay Productions Limited
Jill S. Goldworn                34   President of Interplay OEM, Inc.
David Perry                     31   President of Shiny Entertainment, Inc.
Charles S. Paul(2)              49   Director
Mark Pinkerton(3)               38   Director
Kenneth J. Kay(2)(3)            44   Director
---------------

(1) Manuel Marrero replaced James Wilson as the Company's Chief Financial Officer in April 1999. Mr. Wilson continues to serve the Company as its Vice President of Finance.
(2) Member of the Compensation Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.

Background Information Concerning Directors

    Brian Fargo, Chairman of the Company's Board of Directors, founded the Company in 1983 and has served as the Company's chief executive officer since that time. Prior to June 1995, Mr. Fargo also served as the Company's President. Mr. Fargo also currently serves as a member of the Board of Directors of the Interactive Digital Software Association.

    Kenneth J. Kay has served as director of the Company since February 1999. Mr. Kay has served as Executive Vice President and Chief Financial Officer of Universal Studios Consumer Products Group since December 1997, and prior to that as Senior Vice President and Chief Financial Officer of Playmates, Inc., a developer and distributor of toys and interactive entertainment games, since January 1997. From July 1994 to January 1997, Mr. Kay served as Chief Financial Officer/Senior Vice President, Finance and Administration of Systemed, Inc., a pharmacy benefit management company. Prior to that, Mr. Kay served as Group Vice President of Ameron International, a manufacturer of industrial products, from January 1992 to September 1993 and as Chief Financial Officer/Senior Vice President, Finance and Administration of Ameron from February 1990 to January 1992.

    Christopher J. Kilpatrick has served as President of the Company since June 1995, and served as Vice President and General Counsel of the Company from May 1994 to May 1995. From June 1990 to May 1994 Mr. Kilpatrick was a shareholder and member of Stradling Yocca Carlson & Rauth, counsel to the Company, and was a shareholder of such firm until September 1997. Mr. Kilpatrick currently serves as a director of several privately-held companies.

    Richard S.F. Lehrberg joined the Company as Vice President in November 1991 and has served as Executive Vice President of the Company since October 1994. Mr. Lehrberg has served as a director of the Company since April 1989. Prior to joining the Company, from December 1988 to November 1991, Mr. Lehrberg served as President of Lehrberg Associates, an international licensing company. From August 1982 to November 1988, Mr. Lehrberg was employed by Activision, Inc., an interactive entertainment software publisher, in various positions, including Vice President and General Manager of the Entertainment Division.

    Charles S. Paul has served as a director of the Company since October 1994. Since March 1995, Mr. Paul has been employed by Sega GameWorks, a location-based entertainment company, and has served as the Chairman of the Board of Sega GameWorks L.L.C., a location-based entertainment software company, since March 1996. Mr. Paul previously served as Executive Vice President of Universal Studios, Inc. ("Universal") from December 1986 to March 1995. Mr. Paul is a director of National Golf Properties, Inc. and Entertainment Properties Trust, both real estate investment trusts.

    Mark Pinkerton has served as a director of the Company since March 1998. Mr. Pinkerton has served as Vice President-Business Development in the Universal Pictures division of Universal since September 1998, and prior to that as Director-Corporate Development and Strategic Planning for Universal since July 1996. From February 1995 to June 1996, Mr. Pinkerton was an independent consultant. Mr. Pinkerton was a Vice President in the Mergers and Acquisitions Department of the Investment Banking Division of Lehman Brothers Inc., an investment banking and stock brokerage firm, from August 1991 to January 1995.


Director Compensation

     The Company's directors currently do not receive cash compensation for attendance at Board of Directors or committee meetings. However, in the future, non-employee directors may receive compensation for attendance and may be reimbursed for certain expenses in connection with attendance at board and committee meetings. In September 1998, Charles S. Paul and David R. Dukes were each granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, which options vest over a period of five years following the date of the grant.

Background Information Concerning Executive Officers and Certain Significant Employees

     Manuel Marrero joined the Company in April 1999 as its Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, Mr. Marrero served as Chief Financial Officer, Senior Vice President and Corporate Secretary of Precision Specialty Metals, Inc., a leading high precision conversion mill for stainless steel and high performance alloys, from July 1996. From October 1993 through July 1996 Mr. Marrero served as the Senior Vice President, Chief Financial Officer and corporate secretary for Autologic Information International, Inc., a manufacturer of computerized image setting and publications systems equipment and software for the publishing industry.

     James C. Wilson joined the Company as Chief Financial Officer in August 1997 and has served as Vice President of Finance of the Company since April 1999. Prior to joining the Company, from January 1996 to August 1997, Mr. Wilson served as Chief Financial Officer, Treasurer and Vice President of Administration of Cloud 9 Interactive Inc., a publisher and developer of educational and entertainment multi-media products. Between October 1993 and December 1995, Mr. Wilson served as Vice President--Finance and Chief Financial Officer of Applause Enterprises Inc., a worldwide distributor of gifts and toys. Between February 1992 and October 1993, Mr. Wilson served as a Finance Executive for Sega of America, a video game system manufacturer.

     Phillip G. Adam joined the Company as Vice President of Sales and Marketing in December 1990 and has served as Vice President of Business Development of the Company since October 1994. Prior to joining the Company, from January 1984 to December 1990, Mr. Adam served as President of Spectrum Holobyte, an interactive entertainment software publisher, where he was a co-founder. From May 1990 to May 1996, Mr. Adam served as the Chairman or a member of the Board of Directors of the Software Publishers Association and, during part of such period, as President of the Software Publishers Association. From March 1997 to March 1998 Mr. Adam served as the Chairman of the Public Policy Committee of the Interactive Digital Software Association.

     Kim Motika joined the Company as National Sales Manager in November 1991, and was promoted to Vice President of Sales of the Company in October 1994. In November 1998, she was promoted to Vice President of Strategic Development. Prior to joining the Company, from May 1989 to October 1991, Ms. Motika served as a Sales Manager for Ashton-Tate, a software publisher, and served as Western Regional Vice President of Ingram Micro, a worldwide distributor of information technology products, from 1983 to 1988.

     Patricia J. Wright joined the Company as Vice President of Marketing in October 1995 and has served as Vice President of Development since June 1997. Prior to joining the Company, from April 1993 to October 1995, Ms. Wright served as Vice President of Marketing for Activision, Inc. and as Director of Marketing for the Barbie Products division of Mattel, Inc., a toy manufacturer, from January 1990 to April 1993.

     Jim Maia joined the Company as Canadian Sales Manager in May 1995, was promoted to Senior Director, North American Sales in October 1997, and has served as Vice President, North American Sales since November 1998. Prior to joining the Company, Mr. Maia served as Merchandise Manager for Beamscope Canada since January 1990.

     Cal Morrell joined the Company as Vice President of Marketing in September 1998. Prior to joining the Company, from March 1997 to August 1998, Mr. Morrell served as Senior Vice President of Games On-Line, Inc. dba Engage, and prior to that served as Vice President of Marketing & Internet for Legacy Software from June 1996 to February 1997, as well as Director of Worldwide Consumer Software of IBM UK from January 1995 to June 1996. From June 1993 to December 1994, Mr. Morrell served as Brand Manager at IBM Consumer Division.

     Peter A. Bilotta has served as President of Interplay Europe since August 1994. Prior to joining the Company, from January 1992 to July 1994, Mr. Bilotta served as Managing Director--Distributed Territories of Acclaim Entertainment Ltd., an entertainment software publisher. Mr. Bilotta also served as Managing Director and Chief Executive Officer of Arena Entertainment Inc., an interactive entertainment software publisher, from March 1991 to December 1991. Mr. Bilotta serves as a director of Interactive Media, Ltd., a privately-held interactive entertainment software developer, and Bizarre Love Triangle, a privately-held interactive entertainment software distributor.

     Jill S. Goldworn has served as President of Interplay OEM, Inc., the Company's OEM subsidiary, since December 1996. Prior to that, Ms. Goldworn served as Vice President, OEM and Merchandising of the Company since June 1995. Prior to that, Ms. Goldworn served as Director of the OEM division of the Company from September 1992 to June 1995. Prior to joining the Company, from November 1991 to August 1992, Ms. Goldworn served as Director of Contract Sales of PC Globe, Inc., a publisher of desktop geography software.

     David Perry has served as President of Shiny Entertainment, Inc. since October 1993. Mr. Perry founded Shiny, developer of Earthworm Jim, in October 1993. Prior to founding Shiny, from January 1991 to September 1993, Mr. Perry served as a consulting engineer for Virgin Interactive Entertainment Inc., an interactive entertainment software publisher.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998 all of the Company's officers, directors and ten-percent stockholders complied with all applicable
Section 16(a) filing requirements.

Item 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning compensation earned during the last two fiscal years ended December 31, 1998 by the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"). In April 1999, Manuel Marrero replaced Mr. Wilson as the Company's Chief Financial Officer.

                          Summary Compensation Table

                                                                                     Long-Term
                                                                                Compensation Awards
                                              Annual Compensation              ---------------------
                                    ----------------------------------------        Securities
Name and Principal Position         Year     Salary      Bonus     Other(1)    Underlying Options(#)
---------------------------         ----   ----------   -------   ----------   ---------------------
Brian Fargo                         1998    $210,417         --         --             150,000
      Chief Executive Officer       1997     237,500         --         --                  --

Christopher J. Kilpatrick           1998     234,722    $75,000     $5,065              20,000
      President                     1997     200,000         --      4,750              20,000

Richard S. F. Lehrberg              1998     178,805     15,000      4,792                  --
      Executive Vice President      1997     200,000         --      4,792                  --

James C. Wilson                     1998     131,686         --         --                  --
      Chief Financial Officer       1997      50,625(2)      --         --              50,000

_____________________
(1) Consists of matching payments made under the Company's 401(k) plan. See "--Employee Benefit Plans--401(k) Plan."
(2) Mr. Wilson joined the Company in August 1997 at an annual base salary of $135,000.

            Stock Option Grants During Year Ended December 31, 1998

    The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1998.

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                           Annual Rates of
                                Number of   Percent of Total                                Stock Price
                               Securities       Options                                   Appreciation for
                               Underlying      Granted to      Exercise                  Option Term ($)(4)
                                Options       Employees In       Price     Expiration   --------------------
Name                           Granted(1)     Fiscal Year      ($/Sh)(2)     Date(3)       5%        10%
----                           ----------   ----------------   ---------   ----------   --------  ----------
Brian Fargo                       150,000         33.3%          $8.00       2/23/08    $754,674  $1,912,491
Christopher J. Kilpatrick          20,000          4.4           $8.00       2/23/08    $100,623  $  254,999

_____________________
(1) Represents options granted pursuant to the Company's 1997 Plan. All such options were granted at an exercise price equal to, or less than, the fair market value of the Common Stock on the date of grant. All such options vest at the rate of 20% per year.
(2) In February 1998, the Compensation Committee repriced all options granted at an exercise price of greater than $8.00 which were held by current employees of the Company or its wholly owned subsidiaries, including the options listed above, to an exercise price of $8.00.

(3) Options granted to such individuals pursuant to the 1997 Plan expire 10 years from the date of grant.
(4) Represents amounts that may be realized upon exercise of the options immediately prior to expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% numbers are calculated based on rules required by the Securities and Exchange Commission (the "Commission") and do not reflect the Company's estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth.

           Aggregate Option Exercises And 1998 Year-End Option Values

    Shown below is information relating to the exercise of stock options during the year ended December 31, 1998 for each of the Named Executive Officers, and the year-end value of unexercised options.

                                                           Number of Securities        Value of
                                                                Underlying        Unexercised in-the-
                                                           Unexercised Options     Money Options at
                               Shares                          at Year-End             Year-End
                              Acquired                        (Exercisable/          (Exercisable/
Name                        on Exercise   Value Realized      Unexercisable)       Unexercisable)(1)
----                        -----------   --------------   --------------------   -------------------
Brian Fargo                      --            --                  0/150,000                 $0/$0
Richard S.F. Lehrberg            --            --                  572,874/0           $932,066/$0
Christopher J. Kilpatrick        --            --             251,528/20,000            $30,775/$0
James C. Wilson                  --            --              10,000/40,000                 $0/$0

_____________________
(1) Represents an amount equal to difference between the closing sale price for the Company's Common Stock on the Nasdaq National Market on December 31, 1998 and the option exercise price, multiplied by the number of unexercised in-the-money options.

Employment Agreements

    The Company has entered into an employment agreement with Brian Fargo, as amended, for a term of six years through March 2000, pursuant to which he currently serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. The employment agreement provides for a base salary of $250,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Fargo is terminated without cause or resigns for good reason as set forth in the agreement, the Company is required to pay Mr. Fargo 150% of his base salary and 75% of his imputed annual bonuses for the remainder of the term of the agreement, which payments are contingent upon Mr. Fargo's non-competition with the Company, as defined in the agreement. Mr. Fargo is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time.

    The Company entered into an employment agreement with Christopher J. Kilpatrick for a term of five years commencing May 1994, pursuant to which he served as President of the Company until his resignation in April 1999. The employment agreement provides for a base salary of $157,200 per year, with annual raises determined by the Board of Directors of not less than ten percent per year, plus annual bonuses at the discretion of the Board of Directors. In the event Mr. Kilpatrick is terminated by the Company at any time for any reason, or in the event Mr. Kilpatrick terminates his employment on or before November 14, 1998 for good reason as defined in the agreement, or after November 14, 1998 for any reason, the Company is required to pay Mr. Kilpatrick 150% of his base salary and 75% of his imputed annual bonuses for 12 months following such termination, which payments are contingent upon Mr. Kilpatrick's non-competition with the Company, as set forth in the agreement. In addition, in the event Mr. Kilpatrick is terminated without cause or resigns for good reason as defined in the agreement, all stock options held by Mr. Kilpatrick will vest to the extent they would have vested through the end of the term of the agreement. In June 1995, following a change in control of the Company as defined in the agreement, all of the stock options then held by Mr. Kilpatrick automatically vested. Upon the closing of the Offering, the options granted Mr. Kilpatrick in 1997 will automatically vest. Mr. Kilpatrick is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time.

    The Company has entered into an employment agreement with Richard S.F. Lehrberg for a term of five years commencing March 1994, pursuant to which he currently serves as Executive Vice President of the Company. The employment agreement provides for a base salary of $200,000 per year, with annual raises as approved by the Board of Directors. Mr. Lehrberg is also entitled to an annual bonus based on the achievement of goals and objectives agreed upon by the Board of Directors and Mr. Lehrberg, up to a maximum of $134,000 per year. In the event Mr. Lehrberg is terminated without cause or resigns for good reason as set forth in the agreement, the Company is required to pay Mr. Lehrberg 150% of his base salary and 75% of his imputed annual bonuses for the remainder of the term of the agreement, which payments are contingent upon Mr. Lehrberg's non-competition with the Company, as defined in the agreement. Mr. Lehrberg is also entitled to participate in the incentive compensation and other employee plans established by the Company from time to time.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee currently consists of Messrs. Paul and Kay. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 1998, decisions regarding executive compensation were made by the Compensation Committee of the Board of Directors, which then consisted of Mr. Paul, David R. Dukes and Paul Rioux. Mr. Paul serves as a director of the Company and is employed by Sega GameWorks, a location-based entertainment company. Mr. Dukes served as a director of the Company until his resignation in September 1998. Mr. Rioux served as a director of the Company until his resignation in November 1998. During such time, Mr. Rioux was an officer of Universal Studios New Media, Inc., a subsidiary of Universal, which has entered into various transactions with the Company. See "Certain Relationships and Related Transactions--Transactions With Fargo and Universal."

                     REPORT OF THE COMPENSATION COMMITTEE

    The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 1998.

    The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's executive officers and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee met four times during fiscal year 1998.

Compensation Policies and Objectives

    The Company's executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis.

    There are three components to the Company's executive compensation program, and each is consistent with the stated philosophy as follows:

    Base Salary. Base salaries for executives and other key employees are determined by individual financial and non-financial performance, position in salary range and general economic conditions of the Company. For purposes of administering base pay, all executive positions are evaluated and placed in appropriate salary grades. Salary range midpoint levels are reviewed on an annual basis to ensure competitiveness with a peer group of comparable entertainment software companies. In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives, and (ii) formally reviews specific information provided by its accountants and other consultants, as necessary, with respect to the competitiveness of salaries paid to the Company's executives.

    Annual Bonus. Annual bonuses for executives and other key employees are tied directly to the Company's financial performance as well as individual performance. The purpose of annual cash bonuses are to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. If certain objective and subjective performance goals are not met, annual bonuses are reduced or not paid.

    Long-Term Incentives. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between the management of the Company and its stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of Company share price. Stock options are awarded in order to tie the executive officers' interests to the Company's performance and align those interests closely with those of stockholders. The Compensation Committee generally has followed the practice of granting options on terms which provide that the options become exercisable in cumulative installments over a three to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer term growth in share prices important for those receiving options.

Chief Executive Officer Compensation

    The salary, annual raises and annual bonus of Brian Fargo, the Company's Chief Executive Officer, are determined in accordance with Mr. Fargo's Employment Agreement with the Company. Mr. Fargo's Employment Agreement provides for a base salary of $250,000 per year, with annual raises and bonuses as may be approved at the discretion of the Company's Board of Directors. (see "Employment Agreements," above). The amounts of any annual raises or bonuses are determined in accordance with the policies and objectives set forth above. In February 1998, Mr. Fargo was granted an option to purchase 150,000 shares of the Company's Common Stock. The Compensation Committee believes it is crucial to the Company's long-term success to continue to tie the Chief Executive Officer's incentive to the Company's performance and to align individual financial interests with those of the Company's stockholders.

Deductibility of Executive Compensation.

    The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 1998 will exceed the $1 million limit per officer. The Company's Executive Stock Option Plan, 1994 Stock Option Plan and 1996 Stock Incentive Plan are structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                         The Compensation Committee of the
                                         Board of Directors

                                         Charles S. Paul
                                         Kenneth J. Kay

    Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K/A, in whole or in part, the foregoing Report and the performance graph on page 10 shall not be incorporated by reference into any such filings.

Common Stock Price Performance

    Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index for the period that commenced June 19, 1998, the date on which the Company's Common Stock was first registered under the Exchange Act, and ended on December 31, 1998. The graph assumes $100 invested June 19, 1998 in the Company's Common Stock, the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index, with the reinvestment of all dividends. The Performance Graph is not necessarily an indicator of future price performance.



                        [PERFORMANCE GRAPH APPEARS HERE]



                                                      MG Industry Group 820
                                 Interplay                 (Multimedia/
   Measurement Date         Entertainment Corp.         Graphics Software)         Nasdaq Market Index
   ----------------         -------------------         ------------------         -------------------
      06/19/98                    100.00                     100.00                        100.00
      06/30/98                     95.83                     100.00                        100.00
      09/30/98                     53.13                      69.97                         90.13
      12/31/98                     29.69                      91.60                        117.16

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following sets forth certain information concerning the beneficial ownership of the Company's outstanding Common Stock as of April 30, 1999 for (I) each person (or group of affiliated persons) who is known by the Company to own beneficially five percent or more of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                   Shares                  Percentage of
                                                Beneficially                Outstanding
Name and Address of Beneficial Owner              Owned(1)                 Shares Owned
------------------------------------             ---------                 -------------
Brian Fargo                                       6,022,378(2)                     28.4%
  16815 Von Karman Avenue
  Irvine, CA  92606
Universal Studios, Inc.                           4,658,216                        22.4
Mark Pinkerton(3)
Kenneth J. Kay(3)
  100 Universal City Plaza
  Universal City, CA  91608
Titus Interactive SA                              7,180,016(4)                     34.5
  20432 Corisco Street
  Chatsworth, CA 91311
Christopher J. Kilpatrick                           282,602(5)                      1.3
Richard S.F. Lehrberg                               590,979(6)                      2.8
James C. Wilson                                      10,000(7)                       *
Charles S. Paul                                           0                          *
All Directors and Executive Officers as a Group
  (7 persons)                                    11,564,175(8)                     52.5%

----------------
* Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of April 30, 1999 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes 430,000 shares subject to warrants and options exercisable within 60 days of April 30, 1999.
(3) Messrs. Pinkerton and Kay, who are employees of Universal or its subsidiaries and have been appointed as directors by Universal, disclaim beneficial ownership of the shares held by Universal.
(4) Includes 4,658,216 shares subject to an option granted to Titus by Universal, which option may, under certain circumstances, be exercisable within 60 days of April 30, 1999.
(5) Includes 255,528 shares subject to options exercisable within 60 days of April 30, 1999.
(6) Includes 510,374 shares subject to options exercisable within 60 days of April 30, 1999.
(7) Includes 10,000 shares subject to options exercisable within 60 days of April 30, 1999.
(8) Includes 1,205,902 shares subject to warrants and options exercisable within 60 days of April 30, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Fargo

     In connection with the amendment of the Company's line of credit agreement in November 1998, Brian Fargo, the Company's Chairman and Chief Executive Officer, provided a personal guarantee of the Company's obligations in the amount of $5.0 million which is effective through May 31, 1999, and secured by certain of Mr. Fargo's personal assets. As consideration for making such guarantee, Mr. Fargo received warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. In March 1999, Mr. Fargo extended such guarantee through December 21, 1999. As consideration for such extension, the Company agreed to assume the obligations of Mr. Fargo under an agreement entered into between Mr. Fargo and Christopher J. Kilpatrick (the "Kilpatrick Agreement"). Under the terms of the Kilpatrick Agreement as assumed by the Company, the Company guarantees that Mr. Kilpatrick will receive One Million Dollars ($1,000,000) in pre-tax proceeds from the sale, on or before January 1, 2001 of the shares of the Company's Common Stock issuable to him upon his exercise of his options to purchase 255,528 shares of the Company's Common Stock. The amount of the Company's obligation under the Kilpatrick Agreement will vary based on the market price of the Company's Common Stock. Based on the closing sale price of the Common Stock on March 31, 1999, the amount of such obligation would be approximately $915,000.

Transactions With Fargo and Universal

     The Company, Mr. Fargo and Universal entered into a Stock Purchase Agreement, dated January 25, 1994, for the purchase of Common Stock. On March 30, 1994, pursuant to the Stock Purchase Agreement, Universal purchased 1,824,897 shares of Common Stock from the Company for a purchase price of $15 million and 1,216,598 shares of Common Stock from Mr. Fargo for a purchase price of $10 million. Pursuant to the Stock Purchase Agreement, the Company, Mr. Fargo and Universal entered into an Option Agreement, dated March 30, 1994, pursuant to which Mr. Fargo granted Universal an option to purchase additional shares of Common Stock held by Mr. Fargo. Pursuant to such Agreement, Universal purchased 1,216,598 additional shares of Common Stock from Mr. Fargo at a price of $9.10 per share on April 25, 1995 and 1,150,123 additional shares of Common Stock at a price of $14.62 per share on April 26, 1996, such that Universal became a 35% owner of the Company as of April 25, 1995 and a 45% owner of the Company as of April 26, 1996. In order to acquire sufficient shares of Common Stock for sale to Universal on each of the three sale dates, Mr. Fargo acquired such number of shares as was required for sale to Universal from existing shareholders of the Company in simultaneous transactions. Pursuant to the Stock Purchase Agreement, the Company, Mr. Fargo and Universal entered into a Shareholders' Agreement dated March 30, 1994, as amended October 8, 1996 and in March 1998, which contains certain restrictions on transfer of shares, rights of first refusal, voting provisions, registration rights and certain restrictions on corporate actions. Only the mutual rights of first refusal as between Universal and Mr. Fargo and the registration rights of Universal and Mr. Fargo survived the closing of the IPO. For his services in connection with such transaction, Mr. Fargo was awarded a bonus of $1.0 million by the Board of Directors on March 28, 1994. Mr. Fargo has agreed to defer the payment of such bonus to a future date.

     The Company has entered into three Merchandising License Agreements with MCA/Universal Merchandising Inc., a subsidiary of Universal. Pursuant to an agreement dated May 23, 1994, the Company had the exclusive right to use the theme and characters of the Waterworld motion picture in software products for specified platforms. Such right expired July 31, 1998. Pursuant to an agreement dated May 23, 1994, the Company has the non-exclusive right to use the theme and characters of the Casper motion picture in software products for specified platforms for a period of three years following the release of such motion picture. Pursuant to an agreement dated April 16, 1996, the Company has the exclusive right to the theme and characters of the Flipper motion picture for an interactive story book product on specified platforms until June 1, 2001. Each of the agreements provide for the Company to pay specified advances against royalties and for specified royalty guarantees. To date, the Company has paid a total of $0.5 million, $0.3 million and $30,000, respectively, in advances and royalty payments under such agreements. In addition, pursuant to a letter agreement dated September 27, 1996, with Universal Interactive Studios, a subsidiary of Universal ("UIS"), the Company has the exclusive distribution rights in North America for PlayStation versions of Disruptor (the "Disruptor Agreement"), plus the exclusive rights to manufacture, publish and distribute Disruptor on any video game platform outside of North America. On August 16, 1995, the Company and UIS entered into an exclusive distribution agreement pursuant to which UIS agreed to distribute the Company's interactive software products in Europe through UIS's affiliate, MCA Home Video, Inc., which in turn distributes through Cinema International Corporation ("CIC"). The distribution agreement was subsequently terminated. In March 1998, the Company entered into an agreement with UIS whereby the Company agreed to pay to UIS all remaining amounts owed to UIS. Such amounts totaled $1.4 million and were paid in June 1998.

     Mark Pinkerton and Kenneth J. Kay, directors of the Company, are employees of Universal and/or its subsidiaries.

Engage Transactions

     In June 1995, the Company formed a subsidiary to divest Games On-Line, Inc., dba Engage Games Online ("Engage"), which formerly operated as a division of the Company. Pursuant to a Stock Purchase Agreement dated June 30, 1995, the Company sold 10,000,000 shares of common stock of Engage to Mr. Fargo for $237,000. In connection with such sale, the Company and Mr. Fargo entered into an Option Agreement dated June 30, 1995, granting the Company an option to repurchase all of such shares at an aggregate exercise price of $337,000 at any time prior to June 30, 2005 (the "Termination Date"). In conjunction with a financing agreement between Engage and Mr. Fargo, the Option Agreement was amended in March 1998 to reduce the shares subject to such option to 19% of the shares held by Mr. Fargo and to reduce the exercise price to $250,000. In the event the Company elects not to exercise its option to repurchase the shares, upon certain events Universal has an option to purchase the shares at the same exercise price. If Universal exercises its option to purchase the shares, the Company has an option to purchase such shares from Universal at the $250,000 exercise price until the Termination Date.

     Prior to March 1996, the Company loaned Engage approximately $1.8 million to fund the operations of Engage, which debt was evidenced by a convertible demand promissory note dated March 29, 1996, bearing interest at the prime rate plus two percent per annum. Approximately, $0.8 million of the principal amount was repaid to the Company in a number of installments during 1996 and 1997. In connection with a secured debt financing in August 1997, the remaining outstanding principal of approximately $1.0 million was converted into a secured convertible promissory note bearing interest at a rate of eight percent per annum. As part of the August 1997 transaction, the Company loaned an additional $100,000 to Engage on the same terms.

     In March 1996, the Company entered into an agreement with Engage which, among other things, provides that the Company will provide certain administrative services to Engage, and grants Engage the exclusive right to use certain of the Company's products in Internet-based on-line services. Engage currently owes the Company approximately $900,000 in connection with such agreement.

     The Company is co-lessee with Engage under a lease with General Electric Capital Corporation ("GECC") for equipment utilized by Engage. As of April 30, 1999, the Company's obligations to GECC through the term of the lease are approximately $246,000.

Financing Transactions

     In October 1996, the Company sold an aggregate of $2,400,000 in Subordinated Secured Promissory Notes and Common Stock Warrants to Brian Fargo ($2,000,000), Richard S.F. Lehrberg ($300,000) and Christopher J. Kilpatrick ($100,000). The Secured Subordinated Promissory Notes provided for interest at a rate of 12% per annum. Messrs. Fargo, Lehrberg and Kilpatrick elected to receive 11,688, 1,683 and 100 shares of Common Stock, respectively, in lieu of the May 1997 interest payment due under the Secured Subordinated Promissory Notes, at a price of $11.25 per share. In February 1998, the terms of such Notes and Warrants were amended to permit the exercise of the Warrants or the repayment of the Notes upon the closing of the Company's IPO whether or not the IPO constituted a Qualified Event (as defined in the Notes and Warrants). Messrs. Fargo, Lehrberg and Kilpatrick elected to exercise such Warrants for 519,481, 77,922 and 25,974 shares of Common Stock, respectively, by canceling such Notes effective upon the closing of the IPO at an exercise price of $3.85 per share (based upon the IPO price of $5.50 per share).

     In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive SA and Brian Fargo. Under the terms of the Stock Purchase Agreement, the Company issued Two Million Five Hundred Thousand (2,500,000) shares of its common stock to Titus in exchange for consideration of Ten Million Dollars ($10,000,000). The Stock Purchase Agreement provides that the purchase price will be recalculated based on the average closing price per share of the Company's Common Stock as reported by Nasdaq during each of two periods of ten trading days, ending June 30, 1999, and August 20, 1999, respectively. If the average price per share of the Company's Common Stock as calculated during such periods is below four dollars ($4.00), the Company will be required under the terms of the Stock Purchase Agreement to issue additional shares to Titus so that the total number of shares issued to Titus equals $10,000,000 divided by the stock price as so recalculated up to a maximum of 2,500,000 additional shares, or 5,000,000 shares in the aggregate. In the event the stock price determined pursuant to the second recalculation is higher than that determined pursuant to the first recalculation, Titus would be required to return shares to the Company accordingly.

     Under the terms of the Stock Purchase Agreement, the Company is obligated to register all of the shares of the Company's Common Stock purchased by Titus pursuant to the terms and conditions of the Stock Purchase Agreement, as well as any shares purchased by Titus by exercise of an option it holds to purchase the 4,658,216 shares of the Company's Common Stock currently held by Universal. Also, in connection with the Stock Purchase Agreement, Mr. Fargo agreed to not sell, assign, pledge, mortgage or otherwise dispose of or transfer any shares of the Company's Common Stock without the prior written consent of Titus. In addition, in connection with such transaction Mr. Fargo granted to Titus an irrevocable proxy to vote all of his shares of Common Stock in favor of the issuance of Common Stock to Titus pursuant to the Stock Purchase Agreement.

Other Transactions

     In March 1998, the Company entered into Indemnification Agreements with all of its directors and executive officers providing for indemnification of such persons by the Company in certain circumstances.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 30th day of April, 1999.


                                  INTERPLAY ENTERTAINMENT CORP.
                                  (Registrant)


                                  By:    /s/ BRIAN FARGO
                                         ---------------
                                         Brian Fargo
                                         Chief Executive Officer and
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN FARGO                        Chief Executive Officer                     April 30, 1999
-------------------------              and Chairman of the Board
Brian Fargo                            (Principal Executive Officer)


                                       President and Director
-------------------------
Christopher J. Kilpatrick

/s/ MANUEL MARRERO                     Chief Financial Officer and                 April 30, 1999
--------------------------------       Chief Operating Officer
Manuel Marrero                         (Principal Financial and Accounting
                                       Officer)

         *                             Executive Vice President and Director       April 30, 1999
--------------------------------
Richard S.F. Lehrberg

         *                             Director                                    April 30, 1999
--------------------------------
Mark Pinkerton

         *                             Director                                    April 30, 1999
---------------------------------
Charles S. Paul

         *                             Director                                    April 30, 1999
---------------------------------
Kenneth J. Kay

*By: /s/ BRIAN FARGO
     ----------------------------------
     Brian Fargo, Attorney-in-Fact