Form 10-Q
period 1999-03-31
INTERPLAY ENTERTAINMENT CORP
filed 1999-05-17
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                (949) 553-6655
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                        Issued and Outstanding at May 7, 1999
            -----                        -------------------------------------

Common Stock, $0.001 par value                          20,808,861

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1999

                               TABLE OF CONTENTS
                                ______________


                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.............................................  3

         Consolidated Statements of Operations for the
         Three Months ended March 31, 1999 and 1998........................  4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1999 and 1998........................  5

         Notes to Unaudited Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 29

Part II. Other Information

Item 1.  Legal Proceedings................................................. 30

Item 2.  Changes in Securities and Use of Proceeds......................... 30

Item 3.  Defaults Upon Senior Securities................................... 30

Item 4.  Submission of Matters to a Vote of Security Holders............... 30

Item 5.  Other Information................................................. 30

Item 6.  Exhibits and Reports on Form 8-K.................................. 30

Signatures................................................................. 31

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,        December 31,
                                 ASSETS                                                  1999               1998
                                 ------                                                ---------        ------------
                                                                                      (Unaudited)
Current Assets:                                                                            (Dollars in thousands)
     Cash and cash equivalents                                                         $     363        $        614
     Restricted cash                                                                       2,000                   -
     Trade receivables, net of allowances
         of $17,214 and $18,431, respectively                                             26,266              33,991
     Inventories                                                                           6,888               6,303
     Prepaid licenses and royalties                                                       20,023              18,128
     Deferred income taxes                                                                 5,358               5,358
     Other                                                                                 2,716               3,101
                                                                                       ---------        ------------
     Total current assets                                                                 63,614              67,495

Property and Equipment, net                                                                4,885               5,679

Other Assets                                                                               1,819               1,792
                                                                                       ---------        ------------
                                                                                       $  70,318        $     74,966
                                                                                       =========        ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
     Accounts payable                                                                  $  18,935        $     23,403
     Accrued liabilities                                                                  22,030              22,300
     Current portion of long-term debt                                                    22,753              24,521
     Income taxes payable                                                                    254                 254
                                                                                       ---------        ------------
          Total current liabilities                                                       63,972              70,478
Long-Term Debt, net of current portion                                                        73                 130
Deferred Income Taxes                                                                          -                  22

Minority Interest                                                                            118                 143
Commitments and Contingencies
Redeemable Common Stock                                                                    1,000                   -
Stockholders' Equity:
     Preferred stock, no par value, authorized 5,000,000 shares;
        issued and outstanding, none                                                           -                   -
     Common stock, $.001 par value, authorized 50,000,000 shares;
       issued and outstanding 20,808,861 shares as of March 31, 1999
       and 18,292,431 shares as of December 31, 1998                                          20                  18
     Paid-in capital                                                                      61,178              51,918
     Retained earnings (accumulated deficit)                                             (56,375)            (48,097)
     Accumulated comprehensive income adjustments                                            332                 354
                                                                                       ---------        ------------
          Total stockholders' equity                                                       5,155               4,193
                                                                                       ---------        ------------
                                                                                       $  70,318        $     74,966
                                                                                       =========        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     1999            1998
                                                 -----------     -----------
                                                (Dollars in thousands, except
                                                      per share amounts)
Net revenues                                     $    21,620     $    40,996
Cost of goods sold                                    12,566          19,221
                                                 -----------     -----------
Gross profit                                           9,054          21,775

Operating expenses:
     Marketing and sales                               7,544           8,589
     General and administrative                        3,518           2,855
     Product development                               5,382           5,819
                                                 -----------     -----------
        Total operating expenses                      16,444          17,263
                                                 -----------     -----------
        Operating income (loss)                       (7,390)          4,512

Other income (expense):
     Interest income                                      45               6
     Interest expense                                   (814)         (1,346)
     Other                                              (119)            (78)
                                                 -----------     -----------
        Total other income (expense)                    (888)         (1,418)

Income (loss) before provision
     for income taxes                                 (8,278)          3,094
Provision for income taxes                                 -             245
                                                 -----------     -----------

Net income (loss)                                $    (8,278)    $     2,849
                                                 ===========     ===========
Net income (loss) per share:
     Basic                                       $     (0.44)    $      0.26
                                                 ===========     ===========
     Diluted                                     $     (0.44)    $      0.20
                                                 ===========     ===========
Weighted average number of
    common shares outstanding:
     Basic                                        18,689,344      10,952,375
                                                 ===========     ===========
     Diluted                                      18,689,344      14,144,627
                                                 ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                     1999                    1998
                                                                                   -------                 -------
Cash flows from operating activities:                                                   (Dollars in thousands)
   Net income (loss)                                                               $(8,278)                $ 2,849
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                    779                     841
      Noncash expense for stock options                                                 10                      76
      Deferred income taxes                                                            (22)                    270
      Minority interest in earnings (loss) of subsidiary                               (25)                     47
      Changes in assets and liabilities:
         Trade receivables                                                           7,725                  (3,549)
         Inventories                                                                  (585)                    273
         Income taxes receivable                                                         -                   1,427
         Other current assets                                                          685                     853
         Other assets                                                                  282                       -
         Prepaid licenses and royalties                                             (1,895)                    246
         Accounts payable                                                           (4,468)                 (2,928)
         Accrued liabilities                                                          (270)                   (318)
         Income taxes payable                                                            -                     243
                                                                                   -------                 -------
             Net cash provided by (used in) operating                               (6,062)                    330
              activities

Cash flows from investing activities:
   Purchase of property and equipment                                                 (294)                   (466)
                                                                                   -------                 -------
         Net cash used in investing activities                                        (294)                   (466)

Cash flows from financing activities:
   Net (repayments) borrowings on line of credit                                    (1,758)                    574
   Repayments on notes payable                                                         (67)                    (48)
   Net proceeds from issuance of common stock                                        9,944                       -
   Proceeds from exercise of stock options                                               8                      10
   Additions to restricted cash                                                     (2,000)                      -
   Other financing activities                                                            -                       -
                                                                                   -------                 -------
         Net cash provided by financing activities                                   6,127                     536
                                                                                   -------                 -------
Effect of exchange rate changes on cash and cash equivalents                           (22)                      1
                                                                                   -------                 -------
Net increase (decrease) in cash and cash equivalents                                  (251)                    401
Cash and cash equivalents, beginning of period                                         614                   1,536
                                                                                   -------                 -------
Cash and cash equivalents, end of period                                           $   363                 $ 1,937
                                                                                   =======                 =======

Supplemental cash flow information:
    Cash paid for:
       Interest                                                                    $   814                 $ 1,372
       Income taxes                                                                      -                       -

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

  The accompanying interim consolidated financial statements of Interplay Entertainment Corp. and its subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

Restricted Cash

  Restricted cash represents cash collateral deposits made in accordance with the Company's amended Loan and Security Agreement (see Note 4).

Equity Investments

  Investments in unconsolidated affiliate companies, in which the Company has a significant influence but less than a 50% interest, are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Factors Affecting Future Performance

For the three months ended March 31, 1999 the Company incurred a net loss of $8,278 and used cash in operating activities of $6,467. Partially because of these losses, the Company's liquidity deteriorated during the period ended March 31, 1999. At March 31, 1999, the Company had negative working capital of $658, although the Company did have borrowing availability under its line of credit of $6,032 (See Note 4).

  To provide working capital to support the Company's future operations, the Company took several actions during the period, including extending the expiration of its line of credit to January 1, 2000, in connection with which the Company's Chief Executive Officer personally guaranteed $5 million of the Company's obligations under such line of credit. Further, In March 1999, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10 million (See Note 8), and in May 1999, the Company entered into a letter of intent for a $25,000 proposed equity transaction with the same investor (See
Note 10).

  The Company believes that funds available under its line of credit, funds received from the sale of equity securities, amounts to be received under various product license and distribution agreements and anticipated funds from operations, if any, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line on January 1, 2000 (see Note 4). Based upon the Company's estimates, including the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms.

  In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product completion and release delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 19-29 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

  The Company has placed a partial valuation allowance against it's deferred tax asset. This valuation allowance relates primarily to net operating loss and tax credit carryforward. The Company will continue to evaluate the uncertainty surrounding the realization of the net deferred tax asset in future years, and may increase the valuation allowance placed against its net deferred tax assets.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Note 3.  Inventories

  Inventories consist of the following:

                                                        March 31,   December 31,
                                                           1999          1998
                                                        ---------   ------------
Packaged software                                          $4,996        $4,070
CD-ROMs, cartridges, manuals, packaging  and supplies       1,892         2,233
                                                           ------        ------
                                                           $6,888        $6,303
                                                           ======        ======

Note 4.  Long-Term Debt

  Long-term debt consists of the following:


                                                        March 31,   December 31,
                                                           1999          1998
                                                        ---------   ------------
Loan Agreement                                           $ 22,717      $ 24,475
Other                                                         109           176
                                                         --------      --------
                                                           22,826        24,651
Less--current portion                                     (22,753)      (24,521)
                                                         --------      --------
                                                         $     73      $    130
                                                         ========      ========

Loan Agreement

  Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (4.97 percent at March 31, 1999 and 5.62 percent at December 31, 1998) plus 4.87 percent (9.84 percent at March 31, 1999 and 10.49 percent at December 31, 1998). On March 18, 1999 the Company amended its line of credit under the Loan Agreement with a financial institution to extend its current line of credit through January 1, 2000 and thereafter, based on qualifying receivables and inventory. Under the terms of the Amendment the $37,500 maximum credit line will continue through November 29, 1999, $30,000 through December 30, 1999 and $25,000 thereafter. Within the total credit limit, the Company may borrow up to $14,000 in excess of its borrowing base through July 30, 1999, $10,000 in excess through September 29, 1999, $7,000 through November 29, 1999 and $5,000 in excess thereafter. Under the amended line of credit the Company is required to place a cash collateral deposit of $2,000 by March 15, 1999 and an additional $500 on April 15, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35,000 with various month end limitations, generally decreasing to $25,000 at December 31, 1999 and the $5,000 personal guarantee by the Company's Chairman and Chief Executive Officer will remain in place
throughout the term.   All other terms and conditions remain in full force and
effect. The Company is in compliance with the terms of the Loan Agreement. As of March 31, 1999, the Company had $6,032 of availability under it's Loan Agreement.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Note 5.  Net Income (Loss) Per Share

  Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

  The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999         1998
                                                       ----------   -----------
BASIC
Net income (loss)                                     $    (8,278)  $     2,849
Average common shares outstanding                      18,689,344    10,952,375
                                                      -----------   -----------
Net income (loss) per common share - basic            $     (0.44)  $      0.26
                                                      ===========   ===========
DILUTED
Net income (loss)                                     $    (8,278)  $     2,849
Average common shares outstanding                      18,689,344    10,952,375
Stock option adjustment                                         -     3,192,252
                                                      -----------   -----------
Average common shares outstanding                      18,689,344    14,144,627
                                                      -----------   -----------
Net income (loss) per common share - diluted          $    (0.44)   $      0.20
                                                      ===========   ===========

  Options and warrants to purchase 2,468,973 shares of common stock at March 31, 1999 were not included in the computation of diluted earnings per share as the effect would be antidilutive. The weighted average exercise price of the outstanding options and warrants at March 31, 1999 and 1998 was $4.40 and $4.79, respectively.

Note 6.  Distribution, Publishing and Investment in Affiliate

Distribution and Publishing Agreements

  On February 10, 1999 the Company signed an International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee and a distribution fee based on net sales, subject to a minimum annual payment, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with this arrangement the Company paid $420 in distribution fees and $455 in overhead fees to Virgin in the first quarter of 1999. In addition, the Company recorded an asset valuation and restructuring charge of $584 in the first quarter of 1999 in connection with the reductions in the Company's European operations.

  The Company has also executed a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. During the three months ended March 31, 1999, the Company did not distribute any of Virgin's products.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Investment in Affiliate

  In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also executed an Operating Agreement with Virgin which, among other terms and conditions, provides the Company with a 43.9% equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin under which the Company was obligated to make a cash payment of $9. However, the Company is not obligated to make any future contributions to the working capital of Virgin. In addition, two members of Interplay Europe's management have also acquired a 6.0% interest in VIE.

  The Company accounts for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with it's investment in VIE for the quarter ended March 31, 1999.

Note 7.  Comprehensive Income (Loss)

  Comprehensive income (loss) consists of the following:

                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                           1999         1998
                                                          -------      ------

Net income (loss)                                         $(8,278)     $2,849
Other comprehensive income (loss), net of income taxes:
   Foreign currency translation adjustments                   (22)          1
                                                          -------      ------
      Other comprehensive income (loss)                       (22)          1
                                                          -------      ------
   Total comprehensive income (loss)                      $(8,300)     $2,850
                                                          =======      ======


  For the three months ended March 31, 1999 and 1998, the Company had pre-tax increase (decrease) in foreign currency translations of $(22) and $1, respectively.

Note 8.  Stockholders' Equity

  On March 18, 1999, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10,000. Under the terms of the Stock Purchase Agreement up to
2.5 million additional shares of the Company's common stock may be issued without additional consideration based on the average closing share price per share of the Company's Common Stock as of certain specified future dates; provided, however, the investor will not be issued a total number of shares equaling or exceeding 20% of the Company's current outstanding Common Stock without the approval of the Company's stockholders (See Note 10).

  As consideration for the extension of a $5,000 personal guarantee by the Company's Chairman and Chief Executive Officer (the "Chairman") under the Company's Loan Agreement (See Note 4), the Company agreed to assume the obligation of the Chairman under an agreement between the Chairman and the Company's President, pursuant to which the Chairman granted certain put rights to the President with respect to the 271,528 common stock options held by the President. The Company recorded compensation expense of approximately $700 through December 31, 1998 in connection with the grant of the options, and an additional $300 will be amortized as interest expense over the remaining term of the Loan Agreement. During the first quarter of 1999, the Company recorded the Redeemable Common Stock outside of stockholders' equity.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

Note 9.  Segment and Geographical Information

  The Company operates in three principal business segments. Information about the Company's operations in the United States and foreign areas is as follows:


                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                         1999        1998
                                                        -------     -------
Net revenues:
     United States                                      $12,262     $31,245
     United Kingdom                                       9,358       9,751
     Other                                                    -           -
                                                        -------     -------
       Consolidated net revenues                        $21,620     $40,996
                                                        =======     =======
Operating income (loss):
   United States                                        $(6,867)    $ 1,478
   United Kingdom                                          (523)      3,034
   Other                                                      -           -
                                                        -------     -------
       Consolidated (loss) income from operations       $(7,390)    $ 4,512
                                                        =======     =======
 Expenditures made for the acquisition
    of long-lived assets:
      United States                                     $   294     $   348
      United Kingdom                                          -         118
      Other                                                   -           -
                                                        -------     -------
        Total expenditures for
          long-lived assets                             $   294     $   466
                                                        =======     =======


Net revenues were made to geographic regions as follows:


                                 Three Months Ended March 31,
                          ----------------------------------------
                                 1999                  1998
                          ------------------    ------------------
                           Amount    Percent     Amount    Percent
                          -------    -------    -------    -------
North America             $ 8,751      40.5%    $23,516      57.4%
Europe                      8,078      37.4       8,265      20.2
Rest of World               1,865       8.6       2,958       7.2
OEM, royalty and
 licensing                  2,926      13.5       6,257      15.2
                          -------     -----     -------     -----
                          $21,620     100.0%    $40,996     100.0%
                          =======     =====     =======     =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Amounts and disclosures as of March 31, 1999 and for the three months ended
                    March 31, 1999 and 1998 are unaudited
               (Dollars in thousands, except per share amounts)

  Investments in long-lived assets by geographic regions, net are as follows:


                               March 31,            December 31,
                                 1999                  1998
                          ------------------    ------------------
                           Amount    Percent     Amount    Percent
                          -------    -------    -------    -------
North America             $ 6,259      96.3%    $ 6,621      89.6%
Europe                        173       2.7         723       9.8
Rest of World                   -         -           -         -
OEM, royalty and
 licensing                     67       1.0          44       0.6
                          -------     -----     -------     -----
                          $ 6,499     100.0%    $ 7,388     100.0%
                          =======     =====     =======     =====


Note 10. Subsequent Events

  Distribution Agreement

  On April 3, 1999 the Company entered into an exclusive North American distribution agreement with an investor which provides for the distribution of eight titles on multiple platforms for a two year period. Under the terms of the arrangement, the Company will receive a distribution fee for all orders shipped and will provide certain services including marketing, order processing, billings and collections.

  Product Development Agreement

  On April 3, 1999 the Company signed a letter of intent to enter into a multi-product development agreement with a developer which provides for the delivery of ten titles to the Company during 1999 in exchange for $500 paid in cash installments and the issuance of $1,000 in unregistered, restricted Common Stock of the Company. The shares of Common Stock will be restricted as to registration rights until such products are delivered and accepted by the Company. The arrangement also includes certain penalties to the developer in the event of noncompliance and the terms and conditions are subject to the approval by the Company's underwriters and lenders, if necessary.

  Litigation

  In April 1999, the Company was named as one of many defendants in a multi-party civil action which was filed in the Western District of Kentucky which alleges that the Company, along with the other defendants, contributed to the unlawful actions of a convicted felon. The Company believes that this civil action is without merit and will vigorously defend its position.

  Convertible Loan; Potential Change in Control

  On May 12, 1999 the Company signed a letter of intent with Titus Interactive S.A. ("Titus") pursuant to which Titus will loan the Company $5 million, and the Company and Titus will negotiate certain additional transactions. Should the definitive agreements contemplated by the letter of intent not be entered into by the Company and Titus, the loan must be repaid by the Company, or, at the option of Titus, may be convertible into the Company's Common Stock. In the event the agreements contemplated by the letter of intent are entered into, Titus will make a strategic equity investment of $25 million in the Company, purchasing 6.25 million shares of Common Stock at a purchase price of $4 per share. As part of the agreements to be negotiated under the letter of intent, Titus chairman and chief executive officer Herve Caen would become president of Interplay. The letter of intent also contemplates the swap by Brian Fargo, the Company's chairman and chief executive officer, of 2 million personal shares of Interplay Common Stock for an agreed upon number of Titus shares. If the transactions to be negotiated pursuant to the letter of intent are consummated, Titus will own approximately 51% of the Company's outstanding Common Stock, resulting in a change of control of the Company in favor of Titus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will generate positive cash flow in the future or that the Company will be able to obtain financing on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations or that the Company will remain in compliance with its line of credit or be able to renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance," below as well as the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                                  Three Months Ended
                                                                       March 31,
                                                 -----------------------------------------------------
                                                            1999                        1998
                                                 ------------------------     ------------------------
                                                                 % of Net                     % of Net
                                                   Amount        Revenues       Amount        Revenues
                                                 -----------     --------     -----------     --------
                                                                  (Dollars in thousands)
Net revenues                                     $    21,620      100.0%      $    40,996      100.0%
Cost of goods sold                                    12,566       58.1%           19,221       46.9%
                                                 -----------      -----       -----------      -----
Gross profit                                           9,054       41.9%           21,775       53.1%

Operating expenses:
     Marketing and sales                               7,544       34.9%            8,589      21.0%
     General and administrative                        3,518       16.3%            2,855       7.0%
     Product development                               5,382       34.9%            5,819      14.2%
                                                 -----------      -----       -----------     -----
        Total operating expenses                      16,444       76.1%           17,263      42.2%
                                                 -----------      -----       -----------     -----

Operating income (loss)                               (7,390)     -34.2%            4,512      10.9%
Other income (expense)                                  (888)      -4.1%           (1,418)     -3.5%
                                                 -----------      -----       -----------     -----

Income (loss) before income taxes                     (8,278)     -38.3%            3,094       7.4%
Provision for income taxes                                 -        0.0%              245       0.6%
                                                 -----------      -----       -----------     -----
Net income (loss)                                $    (8,278)     -38.3%      $     2,849       6.8%
                                                 ===========      =====       ===========     =====

Net revenues by geographic region:
     North America                               $     8,751       40.5%      $    23,516      57.3%
     International                                     9,943       46.0%           11,223      27.4%
     OEM, royalty and licensing                        2,926       13.5%            6,257      15.3%

Net revenues by platform:
     Personal computer                           $    14,020       64.9%      $    21,191      51.7%
     Video game console                                4,674       21.6%           13,548      33.0%

Net Revenues

  Net revenues for the three months ended March 31, 1999 decreased 47.3% to $21.6 million from $41 million in the comparable 1998 quarter. North America net revenues decreased to $8.8 million, or 40.5% of net revenues, from $23.5 million, or 57.3% of net revenues, in the 1998 quarter. International net revenues decreased to $9.9 million, or 46% of net revenues, from $11.2 million, or 27.4% of net revenues in the 1998 quarter. OEM, royalty and licensing net revenues decreased to $2.9 million, or 13.5% of net revenues, in the 1999 quarter from $6.3 million, or 15.3% of net revenues, in the 1998 quarter.

  The decrease in North America and International net revenues for the three months ended March 31, 1999 was primarily due to decreased title releases and a high level of product returns and markdowns. The Company expects that OEM, royalty and licensing net revenues may continue to decline, both in dollars and as a percentage of net revenues during the remainder of 1999 as a larger proportion of OEM, royalty and licensing net revenues are generated from royalty-based licensing transactions, as opposed to the shipment of finished goods, and as such distribution channels become more competitive.

Cost of Goods Sold; Gross Margin

  Cost of goods sold decreased 34.6% in the three months ended March 31, 1999 to $12.6 million, or 58.1% of net revenues, from $19.2 million, or 46.9% of net revenues in the comparable 1998 quarter. Gross margin decreased to 41.9% in the 1999 quarter from 53.1% in the 1998 quarter.

  The decrease in gross margin during the three months ended March 31, 1999 was primarily a result of a lower net revenues base than in the 1998 period. The 1999 period also included the effects of additional write-off's of prepaid royalties relating to titles or platform versions of titles which had been canceled or were expected to achieve lower unit sales than were originally anticipated.

Operating Expenses

  Total operating expenses decreased 4.7% to $16.4 million, or 76.1% of net revenues, in the three months ended March 31, 1999 from $17.3 million, or 42.2% of net revenues, for the comparable 1998 quarter.

  Marketing and Sales. Marketing and sales expenses primarily include advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other costs. Marketing and sales expenses decreased 12.2% to $7.5 million, or 34.9% of net revenues, for the three months ended March 31, 1999 from $8.6 million, or 21.0% of net revenues for the comparable 1998 quarter. The decreases in absolute dollars were primarily attributable to decreased advertising and other marketing costs associated with the decrease in major titles launched and products sold during the 1999 period, as well as a reduction of personnel as a result of International Distribution Agreement entered into in February 1999 between the Company and Virgin Interactive Entertainment Limited ("Virgin"), offset in part by increased marketing development funds in the U.S. market. The increase as a percentage of net revenues for the three months ended March 31, 1999 was primarily attributable to a lower net revenues base than the 1998 period. The Company expects that in future periods marketing and sales expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  General and Administrative. General and administrative expenses primarily include administrative personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses increased 23.2% to $3.5 million, or 16.3% of net revenues, in the three months ended March 31, 1999 from $2.9 million, or 7.0% of net revenues in the comparable 1998 quarter. The increase in absolute dollars in the three months ended March 31, 1999 was primarily due to a $0.6 million anticipated asset valuation and restructuring charge in connection with the Company's transaction with Virgin. The increase as a percentage of net revenues was primarily due to a lower net revenues base than in the 1998 period. The Company may in the future be required to make additional payments of approximately $0.2 million in the aggregate under a lease of equipment originally utilized by Engage. The Company is attempting to mitigate this potential expense by using or subleasing a portion of the equipment. The Company expects that in future periods general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  Product Development. Product development expenses, which primarily include personnel and support costs, are charged to operations in the period incurred. Product development expenses decreased 7.5% to $5.4 million, or 24.9% of net revenues, in the three month period ended March 31, 1999 from $5.8 million, or 14.2% of net revenues, in the comparable 1998 quarter. The decreases in absolute dollars in the three months ended March 31, 1999 was primarily due to decreased labor and overhead costs as a result of personnel reductions. The increases as a percentage of net revenues was due to a lower net revenues base than in the 1998 period. The Company expects that in future periods product development expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

 Other Expense

  Other expense for the three month period ended March 31, 1999 primarily included interest expense on the Company's line of credit. Other expense decreased to $0.9 million in the three months ended March 31, 1999 from $1.4 million in the comparable 1998 quarter. The decrease in the three months ended March 31, 1999 was primarily due to decreased interest expense resulting from the repayment of the Subordinated Secured Promissory Notes and the reduction of the outstanding balance of the line of credit from the proceeds of the IPO in June 1998, $9.8 million related to distribution and other advances on future products and $10 million related to a Stock Purchase Agreement with an investor for 2.5 million shares of the Company's Common Stock.

 Provision (Benefit) for Income Taxes

  The Company recorded no tax benefit in the three months ended March 31, 1999 compared to a tax provision of $0.2 million in the three months ended March 31, 1998. No tax benefit was recorded in the 1999 quarter due to the uncertainty of realization in future periods.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities and from the proceeds from the initial public offering and from operations. As of March 31, 1999 the Company's principal sources of liquidity included cash and short term investments of approximately $0.4 million and the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87% (9.84% as of March 31, 1999), expiring January 1, 2000. Under the terms of the line of credit as in effect on March 31, 1999, the Company had available borrowings and letters of credit up to $37.5 million through November 29, 1999, $30.0 million through December 30, 1999 and $25 million thereafter, based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit as of March 31, 1999 also provided that the Company could borrow up to $14 million in excess of its borrowing base through July 30, 1999, $10 million in excess through September 29, 1999, and up to $5 million in excess of its borrowing base thereafter. Under the line of credit the Company is required to place a cash collateral deposit of $2 million by March 15, 1999 and an additional $0.5 million for a total of $2.5 million on April 15, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35 million with various month end limitations, generally decreasing to $25 million at December 31, 1999 and the $5 million personal guarantee by the Company's Chairman and Chief Executive Officer will remain in place throughout the term. All other terms and conditions remain in full force and effect. The Company is in compliance with the terms of the Loan Agreement. As of March 31, 1999, the Company's balance on the line of credit was $22.7 million with stand by letters of credit outstanding totaling $2.6 million. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternate financing on reasonable terms, if at all.

  In March 1999, the Company obtained equity financing by selling 2.5 million shares of its Common Stock to Titus for $10 million. The purchase price of such transaction will be recalculated based upon the per share price of the Company's common stock at certain future dates. As a consequence of such recalculation, Titus may be issued additional shares by the Company pursuant to such transaction. In the event such additional number of shares results in aggregate ownership by Titus of 20% or greater of the outstanding Common Stock of the Company, the Company must have obtained the approval of its stockholders for such issuance. In the event such approval is not obtained, the Company would be required to issue Titus a promissory note in a principal amount equal to the value of the shares in excess of 20% of the Company's outstanding Common Stock to which Titus would otherwise be entitled, with interest at a rate of 10%. There can be no assurance that the Company will obtain the approval of its stockholders for any additional issuance, and that the Company will not issue a promissory note to Titus as set forth above.

  In May 1999, the Company and Titus signed a letter of intent under the terms of which Titus loaned the Company $5 million, which obligation must be repaid by the Company in the event the transactions contemplated by the letter of intent are not consummated, or, in lieu of such repayment and at the option of Titus, such obligation may be converted into shares of the Company's Common stock at an agreed upon price. The letter of intent contemplates a strategic equity investment by Titus of $25 million, subject to the entering into of definitive agreements concerning such transaction by the Company and Titus. There can be no assurance that the transactions contemplated by the letter of intent, including the additional equity investment by Titus, will be consummated.

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $6.1 million during the three months ended March 31, 1999 and provided $0.3 million during the three months ended March 31, 1998. The cash used by operating activities in the three months ended March 31, 1999 was primarily attributable to the net loss incurred and decreases in accounts payable, offset in part by a decrease in accounts receivable.

  Cash provided by financing activities of $6.1 million in the three months ended March 31, 1999 resulted primarily from the issuance of Common Stock to an investor, offset in part by repayments on the line of credit. Cash provided by financing activities of $0.5 million in the three months ended March 31, 1998 resulted primarily from borrowings under the Company's line of credit.

  Cash used in investing activities of $0.3 million and $0.5 million in the three months ended March 31, 1999 and 1998, respectively, consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

  To provide liquidity, the Company has implemented certain measures during the forth quarter of 1998 and the first quarter of 1999, including a reduction of personnel, a decrease in management compensation and the delay, cancellation or scale back of certain product development and marketing programs, among other actions. There can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1999 and beyond or that the increased line of credit will be sufficient to finance any negative cash flow from operations or that such line of credit will be renewed or replaced on reasonable terms, if at all. In addition, no assurance can be given that the measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased net revenues, if any, will be sufficient to generate operating profits in fiscal 1999 and beyond. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

  The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements, anticipated funds from operations, and the proceeds from potential debt or equity financings will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line on January 1, 2000. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results and the completion of the proposed transaction with Titus under the May 1999 letter of intent or other potential debt or equity financings, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will complete the proposed transaction with Titus or other potential debt or equity financings during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1999 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

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

  The Company has estimated that the total cost of Year 2000 compliance will be less than $500,000, $46,000 of which had been spent. The costs of compliance have been included in the Company's 1999 budget. The Company currently does not have a formal contingency plan in the event that an area of its operations does not become Year 2000 compliant. The Company will consider adopting a formal plan upon completion of the Year 2000 assessment or if, pending such completion, it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party.

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

Liquidity; Future Capital Requirements

  The Company used net cash in operations of $6.1 million and provided net cash from operations of $0.3 million, respectively, in the three months ended March 31, 1999 and 1998. There can be no assurance that the Company will ever generate positive cash flow from operations. The Company's ability to fund its capital requirements out of available cash, its line of credit and cash generated from operations will depend on numerous factors, including the progress of the Company's product development programs, the rate of growth of the Company's business, and the commercial success of the Company's products. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further cost reduction measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. Certain of such measures may require third party approvals, including the Company's financial institution, and there can be no assurance that such consents or approvals can be obtained.

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

Significant Recent Losses

  The Company has experienced significant losses in recent periods, including a loss of $8.3 million and $16.6 million for each of the three months ended March 31, 1999 and December 31, 1998, respectively. These losses resulted primarily from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year and lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to the Company's revenue level. There can be no assurance that the Company will not experience similar problems in current or future periods or that the Company will be able to generate sufficient net revenues or adequate working capital, or bring its costs into line with revenues, so as to attain or sustain profitability in the future.

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

Uncertainty of Market Acceptance; Dependence on Hit Titles

  Consumer preferences for interactive entertainment software are continually changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in the industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. The Company expects the importance of introducing hit titles to increase in the future. There can be no assurance that new products introduced by the Company will achieve significant market acceptance, that such acceptance, if achieved, will be sustainable for any significant period, or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. Most of the Company's products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. The Company believes that these trends will continue and that the Company's future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because the Company introduces a relatively limited number of new products in a given period, the failure of one or more of such products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Further, if market acceptance is not achieved, the Company could be forced to accept substantial product returns or grant significant markdown allowances to maintain its relationship with retailers and its access to distribution channels. For example, the Company had higher than expected product returns and markdowns in the three months ended March 31, 1999 and there can be no assurance that higher than expected product returns and markdowns will not continue in the future. In the event that the Company is forced to accept significant product returns or grant significant markdown allowances, its business, operating results and financial condition could be materially adversely affected.

Continued Listing on the NASDAQ National Market

  The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, such as a minimum bid price of $1.00 and net tangible assets of at least $4.0 million. In the event that the Company fails to satisfy the listing standards on a continuous basis, the Company's Common Stock may be removed from listing on the NASDAQ National Market. If the Company's Common Stock is delisted from the NASDAQ National Market, trading of the Company's Common Stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock and the trading price per share would most likely be reduced as a result. Upon consummation of the proposed transaction contemplated by the May 12, 1999 letter of intent between the Company and Titus, or the conversion of the $5 million loan, See note 10 of the notes to unaudited Consolidated Financial Statements, the Company should continue to meet the listing standards of the NASDAQ National Market.

Distribution Agreement

  In February 1999 in connection with the Company's acquisition of a 43.9% membership interest in Virgin's parent entity, the Company signed an International Distribution Agreement with Virgin. Under this Agreement, the Company appointed Virgin as the exclusive distribution for substantially all of the Company's products in Europe, CIS, Africa and the Middle East, subject to certain reserved rights, for a seven year period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, the Company's business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin will hire the Company's European sales and marketing personnel, and the Company will pay Virgin a distribution fee for its marketing and distribution of the Company's products, subject to a minimum amount, as well as a fixed overhead fee, subject to reduction in certain events. Because of the minimum distribution fee, in the event the Company's European sales are lower than expected, the Company may effectively pay a higher distribution fee on the units sold, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, due to the fixed nature of the overhead fee, the Company will not be able to reduce its European sales and marketing expenses in response to downturns in the Company's sales in Europe, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Rapidly Changing Technology; Platform Risks

  The interactive entertainment software industry is subject to rapid technological change. The introduction of new technologies, including operating systems such as Microsoft Windows 98, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and as yet unreleased video game platforms could render the Company's current products or products in development obsolete or unmarketable. The Company must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, the Company is required to make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which the Company develops software are not released on a timely basis or do not attain significant market penetration, the Company's business, operating results and financial condition could be materially adversely affected. Alternatively, if the Company fails to develop products for a platform that does achieve significant market penetration, then the Company's business, operating results and financial condition could also be materially adversely affected.

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more of such technologies gain widespread acceptance. Such postponement could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently actively developing products for the Microsoft Windows 98, PlayStation and Nintendo 64 platforms, as well as for the Sega Dreamcast platform scheduled for release in Fall 1999. The Company's success will depend in part on its ability to anticipate technological changes and to adapt its products to emerging game platforms. There can be no assurance that the Company will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on terms favorable to the Company or to create software for those new platforms, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances to its customers to manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company's agreements with certain of its customers place certain limits on product returns and markdown allowances, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to distribution channels. Product return and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's results of operations for the three months ended March 31, 1999 were adversely affected by a higher than expected level of product returns and markdown allowances and consequently reduced net revenues. There can be no assurance that the Company will not continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on the Company's business, operating results and financial condition.

Dilution; Shares Eligible for Future Sale

  In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive S.A. ("Titus"), pursuant to which Titus purchased from the Company
2.5 million shares of the Company's Common Stock for an aggregate purchase price of $10 million. Pursuant to such Agreement, the Company may become obligated to issue additional shares of Common Stock to Titus without additional consideration in certain events (see Note 8 to the Company's Consolidated Financial Statements.) Such issuance could result in material dilution to the Company's stockholders.

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

  On May 12, 1999 the Company signed a letter of intent with Titus pursuant to which Titus will loan the Company $5 million, and the Company and Titus will negotiate certain additional transactions. Should the definitive agreements contemplated by the letter of intent not be entered into by the Company and Titus, the loan must be repaid by the Company, or, at the option of Titus, may be convertible into the Company's Common Stock. In the event the agreements contemplated by the letter of intent are entered into, Titus will make a strategic equity investment of $25 million in the Company, purchasing 6.25 million shares of Common Stock at a purchase price of $4 per share. As part of the agreements to be negotiated under the letter of intent, Titus chairman and chief executive officer Herve Caen would become president of Interplay. The letter of intent also contemplates the swap by Brian Fargo, the Company's chairman and chief executive officer, of 2 million personal shares of Interplay Common Stock for an agreed upon number of Titus shares. If the transactions to be negotiated pursuant to the letter of intent are consummated, Titus will own approximately 51% of the Company's outstanding Common Stock, resulting in a change of control of the Company in favor of Titus.

Dependence Upon Third Party Licenses

  Many of the Company's products, such as its Star Trek, Major League Baseball and Caesar's Palace titles, are based on original ideas or intellectual properties licensed from third parties. There can be no assurance that the Company will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Paramount has granted the Star Trek license to a third party upon the expiration of the Company's rights. Should the Company be unable to obtain licenses for the underlying content that it believes offers the greatest consumer appeal, the Company would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which events could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that acquired properties will enhance the market acceptance of the Company's products based on such properties, that the Company's new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

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

Risks Associated with International Operations; Currency Fluctuations

  International net revenues accounted for 46.0% and 27.4% of the Company's total net revenues in the three months ended March 31, 1999 and 1998, respectively. Additionally, in February 1999, the Company entered into an International Distribution Agreement with Virgin for the exclusive distribution of its products in selected international territories. The Company intends to continue to expand its direct and indirect sales, marketing and product localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop improved international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales and operations are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., the time and financial costs associated with translating and localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. For example, the Company has recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and there can be no assurance that such difficulties will not continue or occur in other countries in the future. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international net revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on the Company's business, operating results and financial condition.

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

Control by Directors and Officers

  The Company's directors and executive officers and Universal Studios, Inc. ("Universal"), which currently has two representatives on the Company's Board of Directors, beneficially own, in the aggregate, approximately 52.5% of the Company's outstanding Common Stock. These stockholders, if acting together with Titus, see "Potential for Control by Titus", would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors (subject to the cumulative voting rights of the Company's stockholders) and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

Potential for Control by Titus

  Titus beneficially owns approximately 12.0% of the Company's outstanding Common Stock, and may be issued additional shares based upon the Company's stock price at certain future dates, further increasing its ownership in the Company in addition to any other potential increases in ownership. Titus also holds an option to purchase the 4,658,216 shares of the Common Stock currently held by Universal, which would increase its ownership percentage to approximately 34.4%. Further, the $5 million loan made by Titus to the Company is convertible into Common Stock of the Company at the option of Titus in the event the transactions contemplated by the letter of intent are not consummated, resulting in a further ownership increase. If the transactions contemplated by the letter of intent are entered into by the Company and Titus, Titus would own approximately 51.0% of the Common Stock of the Company, resulting in a change in control of the Company in favor of Titus. The effect of such a change in control on the Company is uncertain, and there can be no assurance that such a change in control would not have a material adverse effect on the Company's business, operating results or financial condition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not have any derivative financial instruments as of March 31, 1999. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments are not affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

         On March 18, 1999, the Company issued and sold 2.5 million shares of the Company's Common Stock for $10 million to Titus Interactive S.A., a French corporation. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - The following exhibits are filed as part of this report:


      Exhibit
      Number            Exhibit Title
      -------           -------------

      27.1 Financial data schedule for the three month period ended March 31, 1999.


    (b)  Reports on Form 8-K
         -------------------

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERPLAY ENTERTAINMENT CORP.



Date:  May 14, 1999            By: /s/ BRIAN FARGO
                                   ------------------------------
                                   Brian Fargo,
                                   Chairman of the Board
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 14, 1999             By: /s/ MANUEL MARRERO
                                    -----------------------------
                                    Manuel Marrero,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)