Form 10-Q
period 1999-06-30
INTERPLAY ENTERTAINMENT CORP
filed 1999-08-16
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                 Issued and Outstanding at August 6, 1999
                -----                 ----------------------------------------

      Common Stock, $0.001 par value                22,770,712

               INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1999

                               TABLE OF CONTENTS
                                 ______________





                                                                                                             Page Number
                                                                                                          -----------------
Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998                                                                            3

                  Consolidated Statements of Operations for the Three and
                  Six Months ended June 30, 1999 and 1998                                                          4

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1999 and 1998                                                          5

                  Notes to Unaudited Consolidated Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                           14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                      31

Part II.          Other Information

Item 1.           Legal Proceedings                                                                               32

Item 2.           Changes in Securities and Use of Proceeds                                                       32

Item 3.           Defaults Upon Senior Securities                                                                 32

Item 4.           Submission of Matters to a Vote of Security Holders                                             32

Item 5.           Other Information                                                                               32

Item 6.           Exhibits and Reports on Form 8-K                                                                32

Signatures                                                                                                        33



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                            INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
                                 ASSETS                                             1999                   1998
                                 ------                                          -----------           ------------
                                                                                 (Unaudited)

Current Assets:                                                                        (Dollars in thousands)
     Cash and cash equivalents                                                    $    738               $    614
     Restricted cash                                                                 2,536                      -
     Trade receivables, net of allowances
         of $15,011 and $18,431, respectively                                       33,116                 36,407
     Inventories                                                                     8,612                  6,303
     Prepaid licenses and royalties                                                 19,922                 18,128
     Deferred income taxes                                                           4,000                  5,358
     Other                                                                           1,068                    685
                                                                                  --------               --------
     Total current assets                                                           69,992                 67,495

Property and Equipment, net                                                          4,856                  5,679

Other Assets                                                                         1,597                  1,792
                                                                                  --------               --------
                                                                                  $ 76,445               $ 74,966
                                                                                  ========               ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------
Current Liabilities:
     Accounts payable                                                             $ 21,445               $ 23,403
     Accrued liabilities                                                            19,613                 22,300
     Current portion of long-term debt                                              29,955                 24,521
     Income taxes payable                                                              254                    254
                                                                                  --------               --------
          Total current liabilities                                                 71,267                 70,478
Long-Term Debt, net of current portion                                               6,852                    130
Deferred Income Taxes                                                                    -                     22
Minority Interest                                                                      124                    143

Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficit):
     Preferred stock, no par value, authorized 5,000,000 shares;
       issued and outstanding, none                                                      -                      -
     Common stock, $.001 par value, authorized 50,000,000 shares;
       issued and outstanding 22,770,712 shares as of June 30, 1999
       and 18,292,431 shares as of December 31, 1998                                    23                     18
     Paid-in capital                                                                61,198                 51,918
     Retained earnings (accumulated deficit)                                       (63,309)               (48,097)
     Accumulated comprehensive income adjustments                                      290                    354
                                                                                  --------               --------
          Total stockholders' equity (deficit)                                      (1,798)                 4,193
                                                                                  --------               --------
                                                                                  $ 76,445               $ 74,966
                                                                                  ========               ========


  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                       Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                                                 -----------------------------        ----------------------------

                                                                    1999              1998               1999              1998
                                                                 -----------       -----------        -----------      -----------
                                                                        (Dollars in thousands, except per share amounts)
Net revenues                                                     $    29,430       $    40,725        $    50,982       $    81,721
Cost of goods sold                                                    17,616            20,291             30,135            39,512
                                                                 -----------       -----------        -----------       -----------
Gross profit                                                          11,814            20,434             20,847            42,209

Operating expenses:
     Marketing and sales                                               6,895             9,025             14,409            17,614
     General and administrative                                        3,158             2,922              6,177             5,777
     Product development                                               5,010             6,121             10,400            11,940
     Other                                                             1,123                 -              1,633                 -
                                                                 -----------       -----------        -----------       -----------
         Total operating expenses                                     16,186            18,068             32,619            35,331
                                                                 -----------       -----------        -----------       -----------
         Operating income (loss)                                      (4,372)            2,366            (11,772)            6,878

Other income (expense):
     Interest income                                                      43                 -                 44                 6
     Interest expense                                                   (952)           (1,440)            (1,766)           (2,786)
     Other                                                              (268)               (4)              (346)              (82)
                                                                 -----------       -----------        -----------       -----------
         Total other income (expense)                                 (1,177)           (1,444)            (2,068)           (2,862)

Income (loss) before provision
     for income taxes                                                 (5,549)              922            (13,840)            4,016
Provision for income taxes                                             1,372               231              1,372               476
                                                                 -----------       -----------        -----------       -----------

Net income (loss)                                                $    (6,921)      $       691        $   (15,212)      $     3,540
                                                                 ==========        ===========        ===========       ===========
Net income (loss) per share:
     Basic                                                       $    (0.33)       $      0.06        $    (0.77)       $      0.32
                                                                 ==========        ===========        ===========       ===========
     Diluted                                                     $    (0.33)       $      0.06        $    (0.77)       $      0.29
                                                                 ==========        ===========        ===========       ===========
Weighted average number of
    common shares outstanding:
     Basic                                                        20,932,509        11,512,445         19,817,123        11,233,950
                                                                 ===========       ===========        ===========       ===========
     Diluted                                                      20,932,509        12,276,408         19,817,123        14,181,155
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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ----------------------------------------
                                                                                   1999                          1998
                                                                                ----------                     ---------
Cash flows from operating activities:                                                     (Dollars in thousands)
   Net income (loss)                                                            $ (15,212)                    $   3,540
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                  1,517                        1,699
      Noncash expense for stock options                                                 20                          -
      Deferred income taxes                                                          1,336                            2
      Minority interest in loss of subsidiary                                          (19)                          (7)
      Changes in assets and liabilities:
         Trade receivables                                                           3,291                      (13,398)
         Inventories                                                                (2,309)                         802
         Income taxes receivable                                                       -                          1,427
         Other current assets                                                         (383)                        (319)
         Other assets                                                                  409                          -
         Prepaid licenses and royalties                                             (1,794)                      (2,923)
         Accounts payable                                                           (1,958)                       1,260
         Accrued liabilities                                                        (2,687)                      (4,581)
         Income taxes payable                                                          -                            717
                                                                                ----------                    ---------
             Net cash used in operating activities                                 (17,789)                     (11,781)

Cash flows from investing activities:
   Purchase of property and equipment                                                 (908)                        (937)
                                                                                ----------                    ---------
         Net cash used in investing activities                                        (908)                        (937)

Cash flows from financing activities:
   Net (repayments) borrowings on line of credit                                     5,480                      (13,134)
   Net proceeds from issuance of common stock                                        9,257                       24,871
   Proceeds from exercise of stock options                                               8                          -
   Additions to restricted cash                                                     (2,536)                         -
   Net proceeds from issuance of notes payable                                       6,676                          -
                                                                                ----------                    ---------
         Net cash provided by financing activities                                  18,885                       11,737
                                                                                ----------                    ---------
Effect of exchange rate changes on cash and cash equivalents                           (64)                         -
                                                                                ----------                    ---------
Net increase (decrease) in cash and cash equivalents                                   124                         (981)
Cash and cash equivalents, beginning of period                                         614                        1,536
                                                                                ----------                    ---------
Cash and cash equivalents, end of period                                        $      738                    $     555
                                                                                ==========                    =========

Supplemental cash flow information:
    Cash paid for:
       Interest                                                                 $    1,756                    $   2,875
       Income taxes                                                                    -                            -
                                                                                ==========                    =========

Supplemental disclosures of noncash transactions:
   Issuance of common stock in exchange for development
       of intellectual properties                                               $    1,000                          -
   Issuance of note payable in exchage for put rights                                1,000                          -
   Issuance of note payable in lieu of common stock                                  1,052                          -
                                                                                ==========      =======================


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

Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

Restricted Cash

  Restricted cash represents cash collateral deposits made in accordance with the Company's amended Loan and Security Agreement (see Note 3). Restricted cash earns interest at the bank's prime rate (7.75 percent at June 30, 1999) less three percent, or 4.75 percent at June 30, 1999.

Revenue Recognition

  Revenues are recorded when products are delivered to customers in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. On agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized for the guaranteed amounts at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Postcontract customer support provided by the Company is limited to telephone support. These expenses are not material and are charged to operations as incurred.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Factors Affecting Future Performance

For the six months ended June 30, 1999, the Company incurred a net loss of $15.2 million and used cash in operating activities of $17.8 million. Partially because of these losses, the Company's liquidity deteriorated during the period ended June 30, 1999. At June 30, 1999, the Company had negative working capital of $1.3 million.

  To provide working capital to support the Company's future operations, the Company took several actions during the period, including extending the expiration of its line of credit to January 1, 2000, in connection with which the Company's Chief Executive Officer personally guaranteed $5 million of the Company's obligations under such line of credit. Further, in March 1999, the Company entered into a Stock Purchase Agreement with an investor which provided for the issuance of 2.5 million shares of the Company's Common Stock for $10 million (See Note 5), and in July 1999, the Company entered into an agreement for a $25 million equity transaction with the same investor (See Note 11).

  The Company believes that funds available under its line of credit, funds received and to be received from the sale of equity securities, amounts to be received under various product license and distribution agreements and anticipated funds from operations, if any, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line of credit on January 1, 2000 (see Note 3).

  In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product completion and release delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 20-30 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

   A valuation allowance is provided for the deferred tax asset when it is estimated to be more likely than not that a portion of the deferred tax asset will not be realized. Primarily as a result of the factors discussed above, during the three months ended June 30, 1999, the Company increased the valuation allowance provided for its deferred tax asset by $1.4 million. Additional increases to the valuation allowance could be required in future periods.

Note 2.  Inventories

  Inventories consist of the following:

                                                                          June 30,              December 31,
                                                                            1999                   1998
                                                                         ----------             -----------
                                                                               (Dollars in thousands)
Packaged software                                                         $ 6,710                $ 4,070
CD-ROMs, cartridges, manuals, packaging  and supplies                       1,902                  2,233
                                                                          -------                -------
                                                                          $ 8,612                $ 6,303
                                                                          =======                =======


                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Long-Term Debt

  Long-term debt consists of the following:

                                                                June 30,             December 31,
                                                                 1999                   1998
                                                             -----------            -------------
                                                                     (Dollars in thousands)
Loan Agreement                                                $ 29,955               $ 24,475
Convertible Loans (See Note 5)                                   6,052               $      -
Other                                                              800                    176
                                                              --------               --------
                                                                36,807                 24,651
Less--current portion                                          (29,955)               (24,521)
                                                               -------               --------
                                                              $  6,852               $    130
                                                              ========               ========


Loan Agreement

  Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (5.22 percent at June 30, 1999 and 5.62 percent at December 31, 1998) plus 4.87 percent (10.09 percent at June 30, 1999 and 10.49 percent at December 31, 1998). In March 1999 and in July 1999, the Company amended its line of credit under the Loan Agreement with a financial institution to extend its current line of credit through January 1, 2000 and thereafter, based on qualifying receivables and inventory. Under the terms of the Amendment the $37.5 million maximum credit line will continue through November 29, 1999, with a reduction to $30 million through December 30, 1999 and $25 million thereafter. Within the total credit limit, the Company may borrow up to $14 million in excess of its borrowing base through August 16, 1999, $10 million in excess through September 29, 1999, $7 million through November 29, 1999 and $5 million in excess thereafter. Under the amended line of credit the Company was required to place a cash collateral deposit of $2.5 million by April 15, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35 million with various month end limitations, generally decreasing to $25 million at December 31, 1999 and the $5 million personal guarantee by the Company's Chairman and
Chief Executive Officer will remain in place throughout the term.   All other
terms and conditions remain in full force and effect. The Company is currently in compliance with the terms of the Loan Agreement.

Note 4.  Commitments and Contingencies

  In April 1999, the Company was named as one of many defendants in a multi-party civil action that was filed in the Western District of Kentucky, alleging that the Company, along with the other media industry defendants, contributed to the unlawful actions of a convicted felon. The Company believes that this civil action is without merit and will vigorously defend its position.

Note 5.  Stockholders' Equity

  In March 1999, the Company entered into a Stock Purchase Agreement with an investor which provides for the issuance of 2.5 million shares of the Company's Common Stock for $10 million. Under the terms of the Stock Purchase Agreement up to 2.5 million additional shares of the Company's common stock may be issued without additional consideration based on the average closing share price per share of the Company's Common Stock as of certain specified future dates; provided, however, the investor will not be issued a total number of shares equaling or exceeding 20 percent of the Company's current outstanding Common Stock without the approval of the Company's stockholders (See Note 11).
Pursuant to the terms and conditions of the Stock Purchase Agreement on June 30, 1999, the Company issued an additional 1,161,771 million shares of its Common Stock to the investor without any additional consideration and is seeking stockholder approval to issue an additional 430,301 shares . Until the Company obtains stockholder approval, the Company has issued the investor a promissory note in the amount of approximately $1 million which may be exchanged for 430,301 shares of the Company's Common Stock in the event stockholder approval is obtained. The note matures on January 1, 2000 and bears interest at 10 percent. The

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


final recalculation date will be on August 20, 1999 which could result in the issuance or redemption of the Company's Common Stock to or by the investor.

  In May 1999, the Company signed a letter of intent to sell additional shares of Common Stock to the same investor which would give the investor a controlling interest in the Company. As a condition of the letter of intent, the investor deposited $5 million with the Company in exchange for a note payable. The note payable has an interest rate of 6 percent from the date of the letter of intent if the transactions contemplated by the letter of intent are not consummated on or before August 31, 1999. In July 1999, a definitive agreement to consummate these transactions was signed with the investor which is subject to standard conditions, including stockholders approval anticipated to be obtained at the scheduled August 24, 1999 stockholders meeting.

  As consideration for the extension of a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer (the "Chairman") under the Company's Loan Agreement (See Note 3), the Company agreed to assume the obligation of the Chairman under an agreement between the Chairman and the Company's former President, pursuant to which the Chairman granted certain put rights to the former President with respect to the 271,528 common stock options held by the former President. The Company recorded compensation expense of approximately $0.7 million through December 31, 1998 related to these options and interest expense of $0.1 million for the three months ended June 30, 1999, in connection with the assumption of the put right, and an additional $0.2 million will be amortized as interest expense over the remaining term of the Loan Agreement. During the three months ended June 30, 1999, the Company issued 271,528 shares of Common Stock for the exercise of the former President's stock options in conjunction with an Agreement and General Release executed with the former President. The Company guaranteed the former President $1 million for the options with periodic payments through January 2000. On the due dates of the payments, the Company has the option to either request that the former president sell shares on the open market or the Company may purchase the shares from the former president and retire them.

  In April 1999, the Company entered into a multi-product development agreement with a developer which provides for the delivery of ten titles to the Company during 1999 in exchange for $0.5 million paid in cash installments and the issuance of 484,848 shares of the Company's Common Stock. The shares of Common Stock will be restricted as to registration rights until such products are delivered and accepted by the Company. The arrangement also includes certain penalties to the developer in the event of noncompliance and the terms and conditions are subject to the approval by the Company's underwriters and lenders, if necessary.

Note 6.  Other Operating Expenses

  The Company recorded an asset valuation, restructuring charge and severance expense of $0.6 and $1.1 million during the three and six months ended June 30, 1999, respectively, in connection with the reductions in the Company's European operations. In addition, the Company recorded severance expense of $ 0.5 million for the departure of the Company's former president during the three months ended June 30, 1999.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7.  Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                               June 30,
                                                                -----------------------------       -----------------------------
                                                                    1999             1998               1999             1998
                                                                ------------     ------------       ------------     ------------
BASIC                                                                 (Dollars in thousands, except per share amounts)
Net income (loss)                                               $     (6,921)    $        691       $    (15,212)    $      3,540
Average common shares outstanding                                 20,932,509       11,512,445         19,817,123       11,233,950
                                                                ------------     ------------       ------------     ------------
Net income (loss) per common share - basic                      $      (0.33)    $       0.06       $      (0.77)    $       0.32
                                                                ============     ============       ============     ============
DILUTED
Net income (loss)                                               $     (6,921)    $        691       $    (15,212)    $      3,540
Adjustments to net income                                                  -                -                  -              502
                                                                ------------     ------------       ------------     ------------
Diluted net income (loss)                                       $     (6,921)    $        691       $    (15,212)    $      4,042
Average common shares outstanding                                 20,932,509       11,512,445         19,817,123       11,233,950
Stock option adjustment                                                    -          763,963                  -        2,947,205
                                                                ------------     ------------       ------------     ------------
Average common shares and equivalents outstanding                 20,932,509       12,276,408         19,817,123       14,181,155
                                                                ------------     ------------       ------------     ------------
Net income (loss) per common share - diluted                    $      (0.33)    $       0.06       $      (0.77)    $       0.29
                                                                ============     ============       ============     ============

  Options and warrants to purchase 2,323,580 shares of common stock and 484,848 shares of restricted common stock at June 30, 1999 were not included in the computation of diluted earnings per share as the effect would be antidilutive. The weighted average exercise price of the outstanding options and warrants at June 30, 1999 and 1998 was $3.84 and $4.75, respectively.

Note 8.  Comprehensive Income (Loss)

  Comprehensive income (loss) consists of the following:

                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                             June 30,
                                                             ------------------------------        ---------------------------
                                                                 1999                1998             1999             1998
                                                             ----------           ---------        ----------       ----------
                                                                                    (Dollars in thousands)
Net income (loss)                                              $ (6,921)           $    691         $ (15,212)        $  3,540
Other comprehensive income (loss), net of income taxes:
   Foreign currency translation adjustments                         (42)                 (1)              (64)               -
                                                               --------            --------         ---------         --------
      Other comprehensive income (loss)                             (42)                 (1)              (64)               -
                                                               --------            --------         ---------         --------
   Total comprehensive income (loss)                           $ (6,963)           $    690         $ (15,276)        $  3,540
                                                               ========            ========         =========         ========

  During the three and six months ended June 30, 1999, the Company had a pre-tax decrease in foreign currency translation adjustments of $32,000 and $56,000 , respectively, compared to a pre-tax decrease of $1,000 and zero for the comparable periods of 1998.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 9.  Distribution, Publishing and Investment in Affiliate

Distribution and Publishing Agreements

 In February 1999, the Company signed an International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee and a distribution fee based on net sales, subject to a minimum annual payment, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with this arrangement the Company paid $0.6 million in distribution fees and $1.3 million in overhead fees to Virgin for the three months ended June 30, 1999 and paid $1.0 million in distribution fees and $1.8 million in overhead fees for the six months ended June 30, 1999.

  The Company has also executed a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. During the three and six months ended June 30, 1999, the Company did not distribute any of Virgin's products.

  In April 1999, the Company entered into an exclusive North American distribution agreement with an investor which provides for the distribution of eight titles on multiple platforms for a two year period. Under the terms of the arrangement, the Company will receive a distribution fee for all orders shipped and will provide certain services including marketing, order processing, billings and collections. During the three months ended June 30, 1999, the company recognized revenue of $0.1 million for performing distribution services on behalf of the investor.

  In June 1999, the Company executed Publishing agreements with Titus Interactive S.A. ("Titus") for two titles. As a result of these agreements, the Company recognized revenue of $2.2 million for delivery of these titles to Titus.

Investment in Affiliate

  In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also executed an Operating Agreement with Virgin which, among other terms and conditions, provides the Company with a 43.9 percent equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin under which the Company was obligated to make a cash payment of $9,000 . However, the Company is not obligated to make any future contributions to the working capital of Virgin other than the monthly overhead fee discussed above. In addition, two members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary, have acquired a 6.0 percent interest in VIE.

  The Company accounts for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with it's investment in VIE for the three and six months ended June 30, 1999.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Segment and Geographical Information

  The Company operates in three principal business segments. Information about the Company's operations in the United States and foreign areas is as follows:

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                      ----------------------------        ------------------------------
                                                         1999              1998                1999              1998
                                                      ----------        ----------        ------------        ----------
Net revenues:                                                            (Dollars in thousands)
     United States                                      $ 28,813          $ 32,770          $   41,075          $ 64,015
     United Kingdom                                          617             7,955               9,907            17,706
                                                        --------          --------          ----------          --------
       Consolidated net revenues                        $ 29,430          $ 40,725          $   50,982          $ 81,721
                                                        ========          ========          ==========          ========
Operating income (loss):
   United States                                        $ (2,340)         $  3,117          $   (9,206)         $  4,596
   United Kingdom                                         (2,032)             (751)             (2,566)            2,282
                                                        --------          --------          ----------          --------
       Consolidated (loss) income from operations       $ (4,372)         $  2,366          $  (11,772)         $  6,878
                                                        ========          ========          ==========          ========
 Expenditures made for the acquisition
    of long-lived assets:
      United States                                     $    615          $    348          $      908          $    695
      United Kingdom                                           -               124                   -               242
                                                        --------          --------          ----------          --------
        Total expenditures for
          long-lived assets                             $    615          $    472          $      908          $    937
                                                        ========          ========          ==========          ========

Net revenues were made to geographic regions as follows:

                                       Three Months Ended June 30,                              Six Months Ended June 30,
                       -----------------------------------------------------   ----------------------------------------------------
                                 1999                         1998                      1999                        1998
                       -----------------------------------------------------   ----------------------------------------------------
                         Amount        Percent        Amount       Percent       Amount       Percent       Amount       Percent
                       -----------  ------------  ------------  ------------   ----------  ------------  -----------  -------------
                                                                  (Dollars in thousands)
North America            $ 15,599         53.0 %     $ 26,244         64.4 %    $ 24,343         47.8 %     $ 47,907         58.6 %
Europe                      5,047         17.1          7,562         18.6        13,066         25.6         16,886         20.7
Rest of World               1,466          5.0          1,442          3.5         3,330          6.5          4,416          5.4
OEM, royalty and
   licensing                7,318         24.9          5,477         13.5        10,243         20.1         12,512         15.3
                         --------     ---------      --------     ---------     --------     --------       --------     --------
                         $ 29,430        100.0 %     $ 40,725        100.0 %    $ 50,982        100.0 %     $ 81,721        100.0 %
                         ========     =========      ========     =========     ========     ========       ========     ========


     Net investments in long-lived assets by geographic regions are as follows:


                                              June 30,                                          December 31,
                                                1999                                                1998
                                   -------------------------------                    --------------------------------
                                     Amount               Percent                        Amount              Percent
                                   -----------          ----------                    ----------            ----------
                                          (Dollars in thousands)

North America                         $ 6,185               97.0 %                      $ 6,621                   89.6 %
Europe                                    125                2.0                            723                    9.8
Rest of World                               -                  -                              -                      -
OEM, royalty and
   licensing                               64                1.0                             44                    0.6
                                      -------            --------                       -------              ----------
                                      $ 6,374              100.0 %                      $ 7,388                  100.0 %
                                      =======            ========                       =======              ==========


                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 11.  Subsequent Events

Pending Change in Control

  In May 1999, the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5 million (See Note 3), and the Company and Titus agreed to negotiate certain additional transactions. In July 1999, the Company and Titus entered into the agreements contemplated by the letter of intent pursuant to which Titus will make a strategic equity investment of $25 million in the Company, purchasing 6.25 million shares of Common Stock at a purchase price of $4 per share. The transaction is subject to standard conditions, including the approval of the Company's stockholders, and is expected to close in September 1999 following approval by the Company's stockholders at the scheduled stockholders meeting scheduled for August 24, 1999. The Stock Purchase Agreement is based upon the letter of intent between the Company and Titus dated May 12, 1999 and follows Titus' $10 million equity investment in the Company in March 1999. As part of the agreement, Titus has an option to purchase all of the shares of the Company's Common Stock held by Universal Studios, Inc. ("Universal") which was granted to Titus by Universal in connection with the March 1999 transaction. In addition, as a condition to Titus' obligations under the Stock Purchase Agreement, the Company's chairman and chief executive officer, will exchange 2 million shares of the Company's Common Stock held by him for shares of Titus Common Stock. Following these transactions, Titus is expected to hold approximately 57 percent of the outstanding Common Stock of the Company, resulting in a change of control of the Company in favor of Titus. Upon the closing of the transaction, the Company, Titus and the Company's chairman and chief executive officer will enter into a Stockholder Agreement providing for certain voting agreements, rights of first refusal, tag-along rights, approval rights of Titus with respect to certain actions by the Company, and certain other matters. In addition, Titus and certain of its major shareholders will enter into an Exchange Agreement implementing the exchange of shares referenced above and providing for certain lock-up provisions and put rights with respect to such shares. The Company will also enter into three-year employment agreements with Brian Fargo, the Company's chairman and chief executive officer, and Herve Caen, Titus' chairman and chief executive officer, pursuant to which they will be employed as chief executive officer and president, respectively, of the Company. The Company and Titus will also negotiate a distribution agreement pursuant to which the Company or a jointly owned entity would distribute substantially all of Titus' console titles in North America. Pursuant to the Stock Purchase Agreement, the Company will file a registration statement covering the shares of the Company's Common Stock issued to Titus in connection with the two equity transactions. Upon closing of the transaction, two members of Titus' management will join the Company's board of directors replacing two former designees of Universal who resigned from the board in anticipation of the purchase by Titus of Universal's stock in the Company.

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

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                      Three Months Ended                            Six Months Ended
                                                             June 30,                                    June 30,
                                      -------------------------------------------------------------------------------------------
                                             1999                    1998                  1999                    1998
                                      ---------------------  --------------------  -----------------------  ---------------------
                                                   % of Net              % of Net                % of Net                % of Net
                                       Amount      Revenues   Amount     Revenues     Amount     Revenues     Amount     Revenues
                                      --------     --------  --------    -------     ---------   --------    --------    --------
                                                                     (Dollars in thousands)
Net revenues                           $29,430      100.0%    $40,725     100.0%     $  50,982    100.0%     $81,721      100.0%
Cost of goods sold                      17,616       59.9%     20,291      49.8%        30,135     59.1%      39,512       48.3%
                                      --------     -------   --------    -------     ---------    ------    --------     -------
Gross profit                            11,814       40.1%     20,434      50.2%        20,847     40.9%      42,209       51.7%
                                      --------     -------   --------    -------     ---------    ------    --------     -------

Operating expenses:
     Marketing and sales                 6,895       23.4%      9,025      22.2%        14,409     28.3%      17,614       21.6%
     General and administrative          3,158       10.7%      2,922       7.2%         6,177     12.1%       5,777        7.1%
     Product development                 5,010       17.0%      6,121      15.0%        10,400     20.4%      11,940       14.6%
     Other                               1,123        3.8%          -       0.0%         1,633      3.2%           -        0.0%
                                      --------     -------   --------    -------     ---------    ------    --------     -------
     Total operating expenses           16,186       54.9%     18,068      44.4%        32,619     64.0%      35,331       43.3%
                                      --------     -------   --------    -------     ---------    ------    --------     -------

Operating income (loss)                 (4,372)     -14.8%      2,366       5.8%       (11,772)   -23.1%       6,878        8.4%
Other income (expense)                  (1,177)      -4.0%     (1,444)     -3.5%        (2,068)    -4.1%      (2,862)      -3.5%
                                      --------     -------   --------    -------     ---------    ------    --------     -------

Income (loss) before income taxes       (5,549)     -18.8%        922       2.3%       (13,840)   -27.2%       4,016        4.9%
Provision for income taxes               1,372        4.7%        231       0.6%         1,372      2.7%         476        0.6%
                                      --------     -------   --------    -------     ---------    ------    --------     -------
Net income (loss)                      $(6,921)     -23.5%    $   691       1.7%     $(15,212)    -29.9%     $ 3,540        4.3%
                                      ========     =======   ========    =======     =========    ======    ========     =======

Net revenues by geographic region:
     North America                     $15,599       53.0%    $26,244      64.4%     $  24,343     47.8%     $47,907       58.6%
     International                       6,513       22.1%      9,004      22.1%        16,396     32.1%      21,302       26.1%
     OEM, royalty and licensing          7,318       24.9%      5,477      13.5%        10,243     20.1%      12,512       15.3%

Net revenues by platform:
     Personal computer                 $19,237       65.3%    $23,969      58.8%     $  32,999     64.7%     $44,986       55.1%
     Video game console                  2,875        9.8%     11,279      27.7%         7,740     15.2%      24,223       29.6%



Net Revenues

  Net revenues for the three months ended June 30, 1999 decreased 27.7 percent to $29.4 million from $40.7 million in the comparable 1998 quarter. North America net revenues decreased to $15.6 million, or 53 percent of net revenues, from $26.2 million, or 64.4 percent of net revenues, in the 1998 quarter. International net revenues decreased to $6.5 million, or 22.1 percent of net revenues, from $9.0 million, or 22.1 percent of net revenues in the 1998 quarter. OEM, royalty and licensing net revenues increased 33.6 percent to $7.3 million, or 24.9 percent of net revenues, in the 1999 quarter from $5.5 million, or 13.5 percent of net revenues, in the 1998 quarter.

  Net revenues for the six months ended June 30, 1999 decreased 37.6 percent to $51.0 million from $81.7 million in the comparable 1998 period. North America net revenues decreased to $24.3 million, or 47.7 percent of net revenues, from $47.9 million, or 58.6 percent of net revenues, in the 1998 period. International net revenues decreased to $16.4 million, or 32.1 percent of net revenues, from $21.3 million, or 26.1 percent of net revenues in the 1998 period. OEM, royalty and licensing net revenues decreased to $10.2 million, or
20.1 percent of net revenues, in the 1999 period from $12.5 million, or 15.3 percent of net revenues, in the 1998 period.

  The decrease in North America and International net revenues for the three months ended June 30, 1999 was primarily due to decreased major title releases, lower initial ship-ins on new titles and higher reserves for product returns and markdowns, which was partially offset by increases in OEM, royalty and licensing revenues. For the six months ended June 30, 1999, the decrease in North America and International net revenues was primarily due to decreased major title releases, lower initial ship-ins on new titles, lower licensing and royalty revenues and higher reserves for product returns and markdowns as well as a high level of product returns.

Cost of Goods Sold; Gross Margin
  Cost of goods sold decreased 13.2 percent in the three months ended June 30, 1999 to $17.6 million, or 59.9 percent of net revenues, from $20.3 million, or
49.8 percent of net revenues in the comparable 1998 quarter. Gross margin decreased to 40.1 percent in the 1999 quarter from 50.2 percent in the 1998 quarter.

  Cost of goods sold decreased 23.7 percent in the six months ended June 30, 1999 to $30.1 million, or 59.1 percent of net revenues, from $39.5 million, or
48.3 percent of net revenues in the comparable 1998 period. Gross margin decreased to 40.9 percent in the 1999 period from 51.7 percent in the 1998 period.

  The decrease in gross margin during the three months ended June 30, 1999 and the six months ended June 30, 1999 was primarily a result of a lower net revenue base than in the 1998 period. The 1999 periods also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled, and a higher percentage of externally developed titles as well as higher royalty rates on such titles. Additionally, gross margin was affected by the distribution of certain titles by others on behalf of the Company.

Operating Expenses
  Total operating expenses decreased 10.4 percent to $16.2 million, or 54.9 percent of net revenues, in the three months ended June 30, 1999 from $18.1 million, or 44.4 percent of net revenues, for the comparable 1998 quarter.

  Total operating expenses decreased 7.7 percent to $32.6 million, or 64 percent of net revenues, in the six months ended June 30, 1999 from $35.3 million, or
43.3 percent of net revenues, for the comparable 1998 period.

  Marketing and Sales.   Marketing and sales expenses primarily include
advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other costs. Marketing and sales expenses decreased 23.6 percent to $6.9 million, or 23.4 percent of net revenues, for the three months ended June 30, 1999 from $9.0 million, or 22.2 percent of net revenues for the comparable 1998 quarter and decreased 18.2 percent to $14.4 million, or 28.3 percent of net revenues, for the six months ended June 30, 1999 from $17.6 million, or 21.6 percent of net revenues for the comparable 1998 period. The decreases in absolute dollars were primarily attributable to decreased advertising and other marketing costs associated with the decrease in major titles launched and products sold during the 1999 period, as well as a reduction of personnel as a result of International Distribution Agreement entered into in February 1999 between the Company and Virgin Interactive Entertainment Limited ("Virgin"), offset in part by increased marketing development funds in the U.S. market. The increases as a percentage of net revenues were primarily attributable to a lower net revenues base than the 1998 period. The Company expects that in future periods marketing and sales expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  General and Administrative.   General and administrative expenses primarily
include administrative personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses increased 8.1 percent to $3.2 million, or 10.7 percent of net revenues, in the three months ended June 30, 1999 from $2.9 million, or 7.2 percent of net revenues in the comparable 1998 quarter and increased 6.9 percent to $6.2 million, or 12.1 percent of net revenues, for the six months ended June 30, 1999 from $5.8 million, or 7.1 percent of net revenues for the comparable 1998 period. The Company recorded bad debt expense of $1 million during the three months ended June 30, 1999 in response to the deteriorating financial condition of a few of the Company's larger customers. Excluding the provision for bad debt expense, the Company's general and administrative expense decreased 26.1 and 10.4 percent for the three and six months ended June 30, 1999, respectively. This decrease is primarily due to the reorganization of the Company's European operations. The Company may in the future be required to make additional payments of approximately $0.2 million in the aggregate under a lease of equipment originally utilized by Engage. The Company is attempting to mitigate this potential expense by using or subleasing a portion of the equipment. The Company expects that in future periods general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  Product Development.   Product development expenses, which primarily include
personnel and support costs, are charged to operations in the period incurred. Product development expenses decreased 18.2 percent to $5.0 million, or 17 percent of net revenues, in the three month period ended June 30, 1999 from $6.1 million, or 15 percent of net revenues, in the comparable 1998 quarter and decreased 12.9 percent to $10.4 million, or 20.4 percent of net revenues, for the six months ended June 30, 1999 from $11.9 million, or 14.6 percent of net revenues for the comparable 1998 period. The decreases in absolute dollars were primarily due to decreased labor and overhead costs as a result of personnel reductions. The increases as a percentage of net revenues were due to a lower net revenue base than in the 1998 period. The Company expects that in future periods product development expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

  Other Operating Expense. Other operating expenses are primarily one-time expenses associated with the operations of the Company. Other operating expenses of $1.1 million and $1.6 million for the three and six months ended June 30, 1999, respectively, were primarily due to the anticipated asset valuation and restructuring charge in connection with the Company's reductions in its European operations. In addition, the Company recorded severance expense for the departure of the Company's former president during the six months ended June 30, 1999.

 Other Expense
  Other expense for the three month and six month periods ended June 30, 1999 primarily included interest expense on the Company's line of credit. Other expense decreased to $1.2 million in the three months ended June 30, 1999 from $1.4 million in the comparable 1998 quarter and decreased to $2.1 million in the six months ended June 30, 1999 from $2.9 million in the comparable 1998 period. The decreases were primarily due to decreased interest expense resulting from the repayment of the Subordinated Secured Promissory Notes and the reduction of the outstanding balance of the line of credit from the proceeds of the IPO in June 1998, $9.8 million related to distribution and other advances on future products and $10 million related to a Stock Purchase Agreement with an investor for 2.5 million shares of the Company's Common Stock.

 Provision (Benefit) for Income Taxes

  The Company recorded a tax provision of $1.4 million in the three months ended June 30, 1999 compared to $0.2 million in the three months ended June 30, 1998 and recorded a tax provision of $1.4 million in the six months ended June 30, 1999 compared to $0.5 million in the six months ended June 30, 1998. The tax provision recorded during 1999 represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from the initial public offering and from operations. As of June 30, 1999 the Company's principal sources of liquidity included cash and short term investments of approximately $0.7 million and the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87 percent (10.09 percent as of June 30, 1999), expiring January 1, 2000. Under the terms of the line of credit as in effect on June 30, 1999, the Company had maximum availability for borrowings and letters of credit up to $37.5 million through November 29, 1999, $30 million through December 30, 1999 and $25 million thereafter, based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit as of June 30, 1999 also provided that the Company could borrow up to $14 million in excess of its borrowing base through August 16, 1999, $10 million in excess through September 29, 1999, $7 million through November 29, 1999 and up to $5 million in excess of its borrowing base thereafter. Under the line of credit the Company was required to place a cash collateral deposit of $2.5 million by April 15, 1999. As amended, the Company is additionally required to maintain certain borrowing limitations beginning August 16, 1999 where actual borrowings are limited to $35 million with various month end limitations, generally decreasing to $25 million at December 31, 1999 and the $5 million personal guarantee by the Company's Chairman and Chief Executive Officer will remain in place throughout the term. All other terms and conditions remain in full force and effect. The Company is currently in compliance with the terms of the Loan Agreement. As of June 30, 1999, the Company's balance on the line of credit was $30 million with no stand by letters of credit outstanding. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, and the completion of the proposed transactions with Titus under the July 1999 agreement discussed below or other potential debt or equity financing, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternate financing on reasonable terms, if at all.

  In March 1999, the Company obtained equity financing by selling 2.5 million shares of its Common Stock to Titus for $10 million. The purchase price of such transaction was recalculated on June 30, 1999, and will be recalculated again on August 20, 1999, based upon the per share price of the Company's common stock at certain future dates. As a consequence of the first such recalculation, Titus was issued approximately 1.2 million additional shares by the Company pursuant to such transaction. An additional 0.4 million shares would have been issued, but they would have resulted in an aggregate ownership by Titus of 20 percent or greater of the outstanding Common

Stock of the Company, and, in accordance with NASDAQ Stock Market rules, the Company must obtain the approval of its stockholders for such issuance. The Company is in the process of obtaining such approval from it's stockholders. Since such approval has not been obtained yet, the Company issued Titus a promissory note for approximately $1 million, the principal amount equal to the value of the shares in excess of 20 percent of the Company's outstanding Common Stock to which Titus would otherwise be entitled, with interest at a rate of 10 percent. There can be no assurance that the Company will obtain the approval of its stockholders for any additional issuance, and that the Company will not redeem the promissory note for the additional shares of the Company's Common Stock to Titus as set forth above.

  In May 1999, the Company and Titus signed a letter of intent under the terms of which Titus loaned the Company $5 million, and contemplates a strategic equity investment by Titus of $25 million, subject to the entering into of definitive agreements concerning such transaction by the Company and Titus. In July 1999, the Company and Titus entered into such agreements subject to the standard conditions, including stockholder approval. There can be no assurance that the transactions contemplated by the definitive agreements, including the additional equity investment by Titus, will be consummated.

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $17.8 million and $11.8 million during the six months ended June 30, 1999 and 1998, respectively. The cash used by operating activities in the six months ended June 30, 1999 was primarily attributable to the net loss incurred and decreases in accounts payable and accrued liabilities as well as increases in inventories and prepaid licenses and royalties.

  Cash provided by financing activities of $18.9 million in the six months ended June 30, 1999 resulted primarily from the issuance of Common Stock to an investor, debt issued to the same investor and borrowings on the line of credit, which were partially offset by restricted cash deposits to the Company's lender. Cash provided by financing activities of $11.7 million in the six months ended June 30, 1998 resulted primarily from the proceeds from the Company's initial public offering offset in part by repayments on the Company's line of credit.

  Cash used in investing activities of $0.9 million during the six months ended June 30, 1999 and 1998 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

  To provide liquidity, the Company implemented certain measures during the fourth quarter of 1998 and the first half of 1999, including a reduction of personnel, a decrease in management compensation and the delay, cancellation or scale back of certain product development and marketing programs, among other
actions.   In addition, the Company entered into two Stock Purchase agreements with Titus. The first Stock Purchase Agreement was consummated in March 1999, and the second Stock Purchase Agreement was entered into in July 1999. If the second Stock Purchase Agreement is consummated, Titus will own approximately 57% of the Company's outstanding Common Stock, resulting in a change of control of the Company in favor of Titus. There can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1999 and beyond or that the increased line of credit will be sufficient to finance any negative cash flow from operations or that such line of credit will be renewed or replaced on reasonable terms, if at all. In addition, no assurance can be given that the measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased net revenues, if any, will be sufficient to generate operating profits in fiscal 1999 and beyond.
The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

  The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements, anticipated funds from operations, and the proceeds from planned debt or equity financings will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line of credit on January 1, 2000. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results and the completion of the proposed transactions with Titus under the July 1999 agreements or other potential debt or equity financings, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will complete the transaction with Titus or other potential debt or equity financings during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1999 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

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

  The Company is currently in the process of assessing the potential impact of the Year 2000 issue on its business and the related foreseeable expenses that may be incurred in attempting to remedy such impact. The Company is employing a combination of internal resources and outside consultants to evaluate and address Year 2000 issues. The Company's Year 2000 plan includes (i) Assessment:
Conducting an evaluation of the Company's computer based systems, facilities and products (and those of significant dealers, vendors and other third parties with which the Company does business) to determine their Year 2000 compliance, (ii)
Remediation: Coordinating the replacement and/or upgrade of non-compliant systems, as necessary, and (iii) Test and Implement: Developing and overseeing the implementation of all of the initiatives in the Company's Year 2000 compliance plan. For example, the Company is in the process of upgrading its internal accounting software and expects such upgrade to be completed prior to the completion of the 3rd quarter in 1999. Although the Company has identified certain systems and applications that are not Year 2000 compliant and the Company is in the process of upgrading its software to address the Year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the year 2000. In addition, the inability of any internal system to achieve Year 2000 compliance could result in material disruption to the Company's operations.
With respect to customers, developers, suppliers and other enterprises upon which the Company relies, even where assurances are received from such third parties, there remains a risk that failure of systems and applications of such third parties could have a material adverse effect on the Company.

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

  The Company believes that it will substantially complete the implementation of its Year 2000 plan prior to the completion of the 3rd quarter in 1999. However, if the Company does not complete its Year 2000 plan prior to the commencement of the year 2000, or if the Company fails to identify and remediate all critical Year 2000 problems or if major suppliers, developers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially adversely effected.

  The Company has estimated that the total cost of Year 2000 compliance will be less than $0.5 million, $0.3 million of which had been spent. The costs of
compliance have been included in the Company's 1999 budget.   The Company
currently does not have a formal contingency plan in the event that an area of its operations does not become Year 2000 compliant. The Company will consider adopting a formal plan upon completion of the Year 2000 assessment or if, pending such completion, it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party.

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

Liquidity; Future Capital Requirements

  The Company used net cash in operations of $17.8 million and $11.8 million, respectively, in the six months ended June 30, 1999 and 1998. There can be no assurance that the Company will ever generate positive cash flow from operations. The Company's ability to fund its capital requirements out of available cash, its line of credit and cash generated from operations will depend on numerous factors, including the progress of the Company's product development programs, the rate of growth of the Company's business, and the commercial success of the Company's products. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. In July 1999, the Company entered into a stock purchase agreement with Titus pursuant to which Titus will purchase 6.25 million shares of the Company's Common Stock for $25 million. This stock sale is subject to the fulfillment of certain conditions, including approval by the Company's stockholder's, which will be solicited at a meeting to be held on August 24, 1999. There can be no assurance that such stockholder approval will be obtained, and that the sale of stock to Titus will occur. In the event the stock sale to Titus does not occur, the Company may be required to raise additional working capital from alternative sources. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further cost reduction measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. Certain of such measures may require third party approvals, including the Company's financial institution, and there can be no assurance that such consents or approvals can be obtained.

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

Significant Recent Losses

  The Company has experienced significant net losses in recent periods, including a loss of $15.2 million and $28.2 million for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. These losses resulted primarily from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year and lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to the Company's revenue level. There can be no assurance that the Company will not experience similar problems in current or future periods or that the Company will be able to generate sufficient net revenues or adequate working capital, or bring its costs into line with revenues, so as to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

  The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to generate net revenues to fund operations and to replace declining net revenues from older products. If in the future, for any reason, net revenues from new products were to fail to replace declining net revenues from existing products, the Company's business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months and another six to 12 months for the porting of a product to a different technology platform. In the past, the Company has frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition. The costs of developing and marketing new interactive entertainment software have increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, increasing sophistication of hardware technology and consumer tastes and increasing costs of obtaining licenses for intellectual properties, and the Company expects this trend to continue. There can be no assurance that new products will be introduced on schedule, if at all, or that, if introduced, they will achieve significant market acceptance or generate significant net revenues. In addition, software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

  Consumer preferences for interactive entertainment software are continually changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved sustained market acceptance. Rather, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in the industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. The Company expects the importance of introducing hit titles to increase in the future. There can be no assurance that new products introduced by the Company will achieve significant market acceptance, that such acceptance, if achieved, will be sustainable for any significant period, or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. Most of the Company's products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. The Company believes that these trends will continue and that the Company's future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because the Company introduces a relatively limited number of new products in a given period, the failure of one or more of such products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition. Further, if market acceptance is not achieved, the Company could be forced to accept substantial product returns or grant significant markdown allowances to maintain its relationship with retailers and its access to distribution channels. For example, the Company had higher than expected product returns and markdowns in the three months ended June 30, 1999 and there can be no assurance that higher than expected product returns and markdowns will not continue in the future. In the event that the Company is forced to accept significant product returns or grant significant markdown allowances, its business, operating results and financial condition could be materially adversely affected.

Potential for Control by Titus

  Titus currently owns approximately 16.2 percent of the Company's outstanding Common Stock, and may be issued additional shares based upon the Company's stock price at certain future dates, further increasing its ownership in the Company in addition to any other potential increases in ownership. Titus also holds an option to purchase the 4,658,216 shares of the Common Stock currently held by Universal, which would increase its ownership percentage to approximately 36.6 percent. If the transactions contemplated by the agreements entered into by the Company and Titus, among others, in July 1999 are consummated, Titus would own approximately 57 percent of the Common Stock of the Company, resulting in a change in control of the Company in favor of Titus. In connection with such change in control, Titus' president and chief executive officer, Herve Caen, would become the president of the Company, and assume substantial authority for the Company's operations. The effect of such a change in control and the resulting addition of Mr. Caen as president on the Company is uncertain, and there can be no assurance that such a change in control would not have a material adverse effect on the Company's business, operating results or financial condition.

Continued Listing on the NASDAQ National Market

  The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, such as a minimum bid price of $1.00 and net tangible assets of at least $4.0 million. In the event that the Company fails to satisfy the listing standards on a continuous basis, the Company's Common Stock may be removed from listing on the NASDAQ National Market. If the Company's Common Stock is delisted from the NASDAQ National Market, trading of the Company's Common Stock, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock and the trading price per share would most likely be reduced as a
result.   Consummation of the transaction agreed to in July 1999, by the Company and Titus (See Note 11 of the Notes to Unaudited Consolidated Financial Statements) should assist the Company in continuing to meet the listing standards of the NASDAQ National Market.

Distribution Agreement

  In February 1999, in connection with the Company's acquisition of a 43.9 percent membership interest in Virgin's parent entity, the Company signed an International Distribution Agreement with Virgin. Under this Agreement, the Company appointed Virgin as the exclusive distribution for substantially all of the Company's products in Europe, CIS, Africa and the Middle East, subject to certain reserved rights, for a seven year period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, the Company's business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin hired the Company's European sales and marketing personnel, and the Company pays Virgin a distribution fee for its marketing and distribution of the Company's products, subject to a minimum amount, as well as a fixed overhead fee, subject to reduction in certain events. Because of the minimum distribution fee, in the event the Company's European sales are lower than expected, the Company may effectively pay a higher distribution fee on the units sold, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, due to the fixed nature of the overhead fee, the Company will not be able to reduce its European sales and marketing expenses in response to downturns in the Company's sales in Europe, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more of such technologies gain widespread acceptance.
Such postponement could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently actively developing products for the Microsoft Windows 98, Sony PlayStation and Nintendo 64 platforms, as well as for the Sega Dreamcast platform scheduled for release in September 1999. The Company's success will depend in part on its ability to anticipate technological changes and to adapt its products to emerging game platforms. There can be no assurance that the Company will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on terms favorable to the Company or to create software for those new platforms, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The distribution channels through which consumer software products are sold are characterized by continuous change, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retailers such as warehouse chains, mass merchants and computer superstores. As more consumers own PCs, the distribution channels for interactive entertainment software have changed and are expected to continue to change. Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which arrangements prevent the Company from selling certain of its products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with software distributors other than the Company were to increase, the Company's ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would have the effect of lowering the Company's gross profit. In addition, this trend could increase the material adverse impact on the Company's business, operating results and financial condition. In addition, emerging methods of distribution, such as the Internet and on-line services, may become more important in the future, and it will be important for the Company to maintain access to these channels of distribution. There can be no assurance that the Company will maintain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

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

  The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances to its customers to manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company's agreements with certain of its customers place certain limits on product returns and markdown allowances, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to distribution channels. Product return and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, the Company's results of operations for the three months ended June 30, 1999 were adversely affected by a higher than expected level of product returns and markdown allowances and consequently reduced net revenues. There can be no assurance that the Company will not continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on the Company's business, operating results and financial condition.

Dilution; Shares Eligible for Future Sale

  In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive S.A. ("Titus"), pursuant to which Titus purchased from the Company
2.5 million shares of the Company's Common Stock for an aggregate purchase price of $10 million. Pursuant to such Agreement, the Company may become obligated to issue additional shares of Common Stock to Titus without additional consideration in certain events (see Note 5 to the Company's Consolidated Financial Statements) and on June 30, 1999, the Company issued approximately 1.2 million shares per the terms of the agreement. There will be a final recalculation on August 20, 1999 which could result in the issuance or redemption of the Company's Common Stock to or by the investor

  In addition, the Company has agreed to register all of the unregistered shares held by Titus for resale under the Securities Act of 1933, as amended. Such registration could temporarily impair the Company's ability to raise capital through the sale of its equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of the Company's Common Stock.

  In May 1999, the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5 million, and the Company and Titus negotiated certain additional transactions. In July 1999, certain of the agreements contemplated by the letter of intent were entered into, in connection with which Titus will make a strategic equity investment of $25 million in the Company, purchasing 6.25 million shares of Common Stock at a purchase price of $4 per share, subject to standard conditions including approval by the Company's stockholders. As part of the agreements, Titus' chairman and chief executive officer will become president of the Company. The agreements also contemplate the swap by the Company's chairman and chief executive officer of 2 million personal shares of Interplay Common Stock for an agreed upon number of Titus shares. If the transactions are consummated, Titus will own approximately 57 percent of the Company's outstanding Common Stock, resulting in a change of control of the Company in favor of Titus.

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

Dependence on Licenses from and Manufacturing by Hardware Companies

  The Company is required to obtain a license to develop and distribute software for each of the video game console platforms for which the Company develops products, including a separate license for each of North America, Japan and Europe. The Company has obtained licenses to develop software for the PlayStation in North America and is currently negotiating agreements covering additional territories. In addition, the Company has obtained a license to develop software for the Nintendo 64 in North America, Europe and Australia and is currently negotiating with Nintendo for licenses covering additional territories. With the new Sega Dreamcast video game system shipping in the United States and Europe in Fall 1999, the Company is currently negotiating agreements to develop software for this new platform. There can be no assurance that the Company will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, the Company must make significant product development expenditures on a particular product prior to the time it seeks such approvals. The inability of the Company to obtain such approvals could have a material adverse effect on the Company's business, operating results and financial condition.

  Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While the Company has prepared its future product release plans taking this competitive approval process into consideration, if the Company has incorrectly predicted the impact of this restrictive approval process, and as a result the Company fails to obtain approvals for all products in the Company's development plans, such failure could have a material adverse effect on the Company's business, operating results and financial condition. The Company depends upon Sony Computer Entertainment, Nintendo and Sega for the manufacture of the Company's products that are compatible with their respective video game consoles. As a result, Sony, Nintendo and Sega have the ability to raise prices for supplying such products at any time and effectively control the timing of the Company's release of new titles for those platforms. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. If the Company experiences unanticipated delays in the delivery of video game console products from Sony Computer Entertainment or Nintendo, or if actual retailer and consumer demand for its interactive entertainment software differs from that forecast by the Company, its business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

  International net revenues accounted for 22.1 percent of the Company's total net revenues for the three months ended June 30, 1999 and 1998, and 32.1 percent and 26.1 percent of the Company's total net revenues for the six months ended June 30, 1999 and 1998, respectively. Additionally, in February 1999, the Company entered into an International Distribution Agreement with Virgin for the exclusive distribution of its products in selected international territories. The Company intends to continue to expand its direct and indirect sales, marketing and product localization activities worldwide. Such expansion will require significant management time and attention and financial resources in order to develop improved international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. International sales and operations are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., the time and financial costs associated with translating and localizing products for foreign markets, longer accounts receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, and political and economic instability. For example, the Company has recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and there can be no assurance that such difficulties will not continue or occur in other countries in the future. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international net revenues and, consequently, on the Company's business, operating results and financial condition. The Company currently does not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on the Company's business, operating results and financial condition.

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

Control by Directors and Officers

  The Company's directors and executive officers beneficially own, in the aggregate, approximately 27.9 percent of the Company's outstanding Common Stock. These stockholders, if acting together with Universal Studios, Inc. ("Universal") and Titus, see "Potential for Control by Titus", would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors (subject to the cumulative voting rights of the Company's stockholders) and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

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

Risks Associated with Acquisitions

  As part of its strategy to enhance distribution and product development capabilities, the Company intends to review potential acquisitions of complementary businesses, products and technologies. Some of these acquisitions could be material in size and scope. While the Company will continue to search for appropriate acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisition opportunities.
If any potential acquisition opportunity is identified, there can be no assurance that the Company will consummate such acquisition, and if such acquisition does occur, there can be no assurance that it will be successful in enhancing the Company's business or will be accretive to the Company's earnings. As the interactive entertainment software industry continues to consolidate, the Company may face increased competition for acquisition opportunities, which may inhibit its ability to complete suitable transactions or increase the cost thereof. Future acquisitions could also divert substantial management time, could result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets.

  The Company may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may be dilutive to its stockholders. Additionally, with respect to future acquisitions, the Company's stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not have any derivative financial instruments as of June 30, 1999. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments are not affected by changes in market interest rates, but do affect the Company's future earnings and cash flows. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

         In April 1999, the Company was named as one of many defendants in a multi-party civil action that was filed in the Western District of Kentucky, alleging that the Company, along with the other media industry defendants, contributed to the unlawful actions of a convicted felon. The Company believes that this civil action is without merit and will vigorously defend its position.

Item 2.  Changes in Securities and Use of Proceeds

         On June 30, 1999, the Company issued 1,161,771 shares of the Company's Common Stock to Titus Interactive S.A., a French corporation under the terms of the Stock Purchase Agreement signed in March 1999. On April 30, 1999, the Company issued 484,848 shares of the Company's Common Stock to RuneCraft Limited. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - The following exhibits are filed as part of this report:


     Exhibit
     Number        Exhibit Title
     ------        -------------
     10.1          Stock Purchase Agreement dated July 20, 1999, by and among the Company,
                   Titus and Brian Fargo.
     10.2          Exchange Agreement dated July 20, 1999 by and among Titus, Brian Fargo,
                   Herve Caen and Eric Caen.
     27.1          Financial data schedule for the three month period ended June 30, 1999.

(b)      Reports on Form 8-K
         -------------------
         The Company filed a Current Report on Form 8-K, dated May 12, 1999. The Company signed a letter of intent with Titus Interactive SA ("Titus") pursuant to which Titus will loan the Company $5 million and the Company and Titus will negotiate certain additional transactions, including the purchase of 6.25 million shares of the Company's Common Stock by Titus at a purchase price of $4 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTERPLAY ENTERTAINMENT CORP.




Date:  August 12, 1999           By:       /s/ BRIAN FARGO
                                       -----------------------
                                       Brian Fargo,
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  August 12, 1999           By:     /s/ MANUEL MARRERO
                                       --------------------
                                       Manuel Marrero,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)