Form 10-Q
period 1999-09-30
INTERPLAY ENTERTAINMENT CORP
filed 1999-11-15
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                     Issued and Outstanding at November 12, 1999
         -----                     -------------------------------------------

Common Stock, $0.001 par value                      29,904,396

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                              SEPTEMBER 30, 1999

                               TABLE OF CONTENTS
                                 _____________


                                                                                Page Number
                                                                                -----------
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998                                                       3

           Consolidated Statements of Operations for the Three and
           Nine Months ended September 30, 1999 and 1998                               4

           Consolidated Statements of Cash Flows for the
           Nine Months ended September 30, 1999 and 1998                               5

           Notes to Unaudited Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 31

Part II.   Other Information

Item 1.    Legal Proceedings                                                          32

Item 2.    Changes in Securities and Use of Proceeds                                  32

Item 4.    Submission of Matters to a Vote of Security Holders                        32

Item 5.    Other Information                                                          33

Item 6.    Exhibits and Reports on Form 8-K                                           33

Signatures                                                                            34

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
                  ASSETS                                     1999           1998
                  ------                                 -------------  ------------
                                                          (Unaudited)
                                                            (Dollars in thousands)
Current Assets:
     Cash and cash equivalents                              $    906      $    614
     Restricted cash                                           1,567             -
     Trade receivables, net of allowances
       of $10,234 and $18,431, respectively                   22,546        36,407
     Inventories                                               9,245         6,303
     Prepaid licenses and royalties                           19,058        18,128
     Deferred income taxes                                     4,000         5,358
     Other                                                     1,069           685
                                                            --------      --------
     Total current assets                                     58,391        67,495

Property and Equipment, net                                    4,212         5,679

Other Assets                                                   1,505         1,792
                                                            --------      --------
                                                            $ 64,108      $ 74,966
                                                            ========      ========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current Liabilities:
     Accounts payable                                       $ 29,168      $ 23,403
     Accrued liabilities                                      19,664        22,300
     Current portion of long-term debt                        27,114        24,521
     Income taxes payable                                        268           254
                                                            --------      --------
          Total current liabilities                           76,214        70,478
Long-Term Debt, net of current portion                         5,567           130
Deferred Income Taxes                                              -            22

Minority Interest                                                 69           143
Commitments and Contingencies (Note 4)
Stockholders' Deficit:
     Preferred stock, no par value, authorized
       5,000,000 shares; issued and outstanding, none              -             -
     Common stock, $.001 par value, authorized
       50,000,000 shares; issued and outstanding
       23,654,396 shares as of September 30, 1999
       and 18,292,431 shares as of December 31, 1998              23            18
     Paid-in capital                                          62,247        51,918
     Accumulated deficit                                     (80,279)      (48,097)
     Accumulated comprehensive income adjustments                267           354
                                                            --------      --------
          Total stockholders' deficit                        (17,742)        4,193
                                                            --------      --------
                                                            $ 64,108      $ 74,966
                                                            ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                         ------------------------    ------------------------
                                            1999          1998          1999          1998
                                         ----------    ----------    ----------    ----------
                                            (Dollars in thousands, except per share amounts)
Net revenues                             $   23,636    $   24,504    $   74,582    $  106,225
Cost of goods sold                           15,333        19,141        45,441        58,653
                                         ----------    ----------    ----------    ----------
Gross profit                                  8,303         5,363        29,141        47,572

Operating expenses:
   Marketing and sales                        7,304         9,797        21,763        27,411
   General and administrative                 8,375         3,739        14,206         9,516
   Product development                        5,424         6,615        16,110        18,555
   Other                                      3,308             -         4,940             -
                                         ----------    ----------    ----------    ----------
      Total operating expenses               24,411        20,151        57,019        55,482
                                         ----------    ----------    ----------    ----------
      Operating income (loss)               (16,108)      (14,788)      (27,878)       (7,910)

Other income (expense):
   Interest expense, net                       (925)         (810)       (2,647)       (3,590)
   Other income (expense), net                   68            (1)         (273)          (83)
                                         ----------    ----------    ----------    ----------
      Total other expense                      (857)         (811)       (2,920)       (3,673)

Loss before provision for income taxes      (16,965)      (15,599)      (30,798)      (11,583)
Provision (benefit) for income taxes             11          (468)        1,384             8
                                         ----------    ----------    ----------    ----------
Net loss                                 $  (16,976)   $  (15,131)   $  (32,182)   $  (11,591)
                                         ==========    ==========    ==========    ==========
Net loss per share:
   Basic and diluted                     $    (0.75)   $    (0.83)   $    (1.55)   $    (0.85)
                                         ==========    ==========    ==========    ==========
Weighted average number of
   common shares outstanding:
   Basic and diluted                     22,689,285    18,230,673    20,785,031    13,591,820
                                         ==========    ==========    ==========    ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                   1999        1998
                                                                ----------  ----------
                                                                (Dollars in thousands)
Cash flows from operating activities:
   Net loss                                                      $(32,182)   $(11,591)
   Adjustments to reconcile net loss to
      cash used in operating activities:
      Depreciation and amortization                                 2,334       2,634
      Noncash expense for stock options                                26         134
      Deferred income taxes                                         1,336         606
      Minority interest in loss of subsidiary                         (74)        (82)
      Changes in assets and liabilities:
         Trade receivables                                         13,861     (10,605)
         Inventories                                               (2,942)        517
         Income taxes receivable                                                1,427
         Other current assets                                        (384)       (548)
         Other assets                                                 410          (5)
         Prepaid licenses and royalties                              (930)     (5,450)
         Accounts payable                                           5,765       6,717
         Accrued liabilities                                       (2,636)     (2,777)
         Income taxes payable                                          14        (316)
                                                                 --------    --------
             Net cash used in operating activities                (15,402)    (19,339)

Cash flows from investing activities:
   Purchase of property and equipment                                (990)     (1,527)
                                                                 --------    --------
         Net cash used in investing activities                       (990)     (1,527)

Cash flows from financing activities:
   Net borrowings on line of credit                                 2,483       1,956
   Net proceeds from issuance of common stock                      10,300      24,349
   Net proceeds from issuance of notes payable                      5,547
   Proceeds from exercise of stock options                              8           -
   Additions to restricted cash                                    (1,567)          -
   Repayment of promissory notes and warrants                                  (6,072)
   Other                                                                          214
                                                                 --------    --------
         Net cash provided by financing activities                 16,771      20,447
                                                                 --------    --------
Effect of exchange rate changes on cash and cash equivalents          (87)        113
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                  292        (306)
Cash and cash equivalents, beginning of period                        614       1,536
                                                                 --------    --------
Cash and cash equivalents, end of period                         $    906    $  1,230
                                                                 ========    ========
Supplemental cash flow information:
   Cash paid for:
      Interest                                                   $  2,607    $  3,659
      Income taxes                                                      -           3
                                                                 ========    ========
Supplemental disclosures of noncash transactions:
   Issuance of common stock in exchange for development
      of intellectual properties                                 $  1,000           -
   Issuance of note payable in exchange for put rights              1,000           -
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

Restricted Cash

     Restricted cash represents cash collateral deposits made in accordance with the Company's amended Loan and Security Agreement (see Note 3). Restricted cash earns interest at the bank's prime rate (8.25 percent at September 30, 1999) less three percent, or 5.25 percent at September 30, 1999.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Factors Affecting Future Performance

     For the nine months ended September 30, 1999, the Company incurred a net loss of $32.2 million and used cash in operating activities of $15.4 million. Partially because of these losses, the Company's liquidity deteriorated during the period ended September 30, 1999. At September 30, 1999, the Company had negative working capital of $17.8 million.

     To provide working capital to support the Company's future operations, the Company took several actions during the period, including extending the expiration of its line of credit to January 1, 2000, in connection with which the Company's Chief Executive Officer personally guaranteed $5 million of the Company's obligations under such line of credit. Further, in March 1999, the Company completed an equity transaction with an investor which provided for the issuance of 4,545,455 shares of the Company's Common Stock for $10 million (See
Note 5), and in November 1999, the Company issued another 6.25 million shares of Common Stock to the same investor for consideration of $25 million (See Note
11).

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

     In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product completion and release delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 20-30 of this Quarterly Report on Form 10-Q.

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

     A valuation allowance is provided for the deferred tax asset when it is estimated to be more likely than not that a portion of the deferred tax asset will not be realized. Primarily as a result of the factors discussed above, during the nine months ended September 30, 1999, the Company increased the valuation allowance provided for its deferred tax asset by $1.4 million. Additional increases to the valuation allowance could be required in future periods.

Note 2.  Inventories

  Inventories consist of the following:

                                                                  September 30,        December 31,
                                                                      1999                 1998
                                                                  -------------        ------------
                                                                        (Dollars in thousands)
Packaged software                                                 $       7,404         $     4,070
CD-ROMs, cartridges, manuals, packaging  and supplies                     1,841               2,233
                                                                  -------------         -----------
                                                                  $       9,245         $     6,303
                                                                  =============         ===========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Debt

  Debt consists of the following:

                                                                  September 30,        December 31,
                                                                      1999                 1998
                                                                  -------------        ------------
                                                                         (Dollars in thousands)
Loan Agreement                                                    $      26,958        $     24,475
Convertible Loans (See Note 5)                                            5,000                   -
Other                                                                       723                 176
                                                                  -------------        ------------
                                                                         32,681              24,651
Less--current portion                                                   (27,114)            (24,521)
                                                                  -------------        ------------
                                                                  $       5,567        $        130
                                                                  =============        ============

Loan Agreement

     Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (5.4 percent at September 30, 1999 and 5.62 percent at December 31, 1998) plus 4.87 percent (10.27 percent at September 30, 1999 and
10.49 percent at December 31, 1998). At various times during 1999, the Company amended its line of credit under the Loan Agreement with a financial institution to extend its current line of credit through January 1, 2000 and thereafter, based on qualifying receivables and inventory. Under the terms of the Amendment the $37.5 million maximum credit line will continue through November 29, 1999, with a reduction to $30 million through December 30, 1999 and $25 million thereafter. Within the total credit limit, the Company may borrow up to $14 million in excess of its borrowing base through November 4, 1999, $7 million through November 29, 1999 and $5 million in excess thereafter. Under the amended line of credit the Company has been required to place a cash collateral deposit from time to time, which was $1.5 million at September 30, 1999. In addition, the Company is required to maintain certain borrowing limitations beginning July 30, 1999 where actual borrowings are limited to $35 million with various month end limitations, generally decreasing to $25 million at December 31, 1999 and is required to maintain the $5 million personal guarantee by the Company's Chairman and Chief Executive Officer in place throughout the term. All other terms and conditions remain in full force and effect. The Company is currently in compliance with the terms of the Loan Agreement.

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

Note 5.  Stockholders' Equity

     In March 1999, the Company completed an equity transaction with an investor which provided for the issuance of 4,545,455 shares of the Company's Common Stock for $10 million.

     In May 1999, the Company signed a letter of intent to sell additional shares of Common Stock to the same investor which would give the investor a controlling interest in the Company. As a condition of the letter of intent, the investor deposited $5 million with the Company in exchange for a note payable bearing interest at the rate of 6 percent per annum from the date of the letter of intent if the transactions contemplated by the letter of intent are not consummated on or before August 31, 1999. In July 1999, a definitive agreement to consummate these transactions was signed with the investor which was subject to standard conditions, including stockholders approval which was obtained at the August 24, 1999 stockholders meeting. In November 1999, the Company completed the transaction with the investor and issued 6,250,000 of the Company's Common Stock in exchange for a total consideration of $25 million, including the conversion of the $5 million note payable, $15 million in cash and a note receivable for $5 million due on November 30, 1999, bearing interest at the rate of six percent per annum.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     As consideration for the extension of a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer (the "Chairman") under the Company's Loan Agreement (See Note 3), the Company agreed to assume the obligation of the Chairman under an agreement between the Chairman and the Company's former President, pursuant to which the Chairman granted certain put rights to the former President with respect to the 271,528 common stock options held by the former President. The Company recorded compensation expense of approximately $0.7 million through December 31, 1998 related to these options and interest expense of $0.1 and $0.2 million for the three and nine months ended September 30, 1999, respectively, in connection with the assumption of the put right, and an additional $0.1 million will be amortized as interest expense over the remaining term of the Loan Agreement. In May 1999, the Company issued 271,528 shares of Common Stock for the exercise of the former President's stock options in conjunction with an Agreement and General Release executed with the former President. The Company guaranteed the former President $1 million for the options with periodic payments through January 2000. On the due dates of the payments, the Company has the option to either request that the former president sell shares on the open market or the Company may purchase the shares from the former president and retire them. As of September 30, 1999, the Company had not repurchased any shares under this Agreement.

     In April 1999, the Company entered into a multi-product development agreement with a developer which provides for the delivery of ten titles to the Company during 1999 and 2000 in exchange for $0.5 million paid in cash installments and the issuance of 484,848 shares of the Company's Common Stock. The shares of Common Stock will be subject to forfeiture until such products are delivered and accepted by the Company. The arrangement also includes certain penalties to the developer in the event of noncompliance.

Note 6.  Other Operating Expenses

     In February 1999, the Company acquired a minority interest in Virgin Interactive Entertainment Limited ("Virgin") and entered into a Distribution Agreement with Virgin (See Note 9). The new distribution and operating arrangements required the termination of the then existing Distribution Agreements with third parties and caused the re-organization of the Company's operations in Europe, including a reduction in the work force and a facilities move. The Company has recorded asset valuation, restructuring charges and severance expenses of $0.6 and $2.3 million during the three and nine-month periods ended September 30, 1999, respectively in connection with these arrangements.

     The Distribution Agreement with Virgin requires the Company to pay certain minimum operating charges in 1999, and the Company has recorded a provision of $2.7 million charged to operations in the three month period ended September 30, 1999 to cover these charges. In addition, the Company recorded severance expense of $0.3 and $0.8 million during the three and nine months ended September 30, 1999 respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 7.  Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted net loss per share is the same as basic because the effect of outstanding stock options and warrants is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

                                                   Three Months Ended                Nine Months Ended
                                                       September 30,                   September 30,
                                               ---------------------------       --------------------------
                                                    1999           1998               1999         1998
                                               ------------    -----------       -----------    -----------
BASIC and DILUTED                                    (Dollars in thousands, except per share amounts)
Net loss                                        $   (16,976)   $   (15,131)      $   (32,182)   $   (11,591)
Average common shares outstanding                22,689,285     18,230,673        20,785,031     13,591,820
                                               ------------    -----------       -----------    -----------
Net loss per common share                       $     (0.75)   $     (0.83)      $     (1.55)   $     (0.85)
                                               ============    ===========       ===========    ===========

     There were options and warrants outstanding to purchase 3,224,580 shares of common stock and there were 484,848 shares of restricted common stock at September 30, 1999 which were excluded from the loss per share computation. The weighted average exercise price of the outstanding options and warrants at September 30, 1999 and 1998 was $3.46 and $4.80, respectively.

Note 8.  Comprehensive Loss

  Comprehensive loss consists of the following:

                                                   Three Months Ended                Nine Months Ended
                                                       September 30,                   September 30,
                                               ---------------------------       --------------------------
                                                    1999           1998               1999         1998
                                               -----------     -----------       -----------    -----------
                                                                  (Dollars in thousands)
Net loss                                       $   (16,976)    $   (15,131)      $   (32,182)   $   (11,591)
Other comprehensive loss, net of income taxes:
   Foreign currency translation adjustments             23            (113)               87           (113)
                                               -----------     -----------       -----------    -----------
      Other comprehensive loss                          23            (113)               87           (113)
                                               -----------     -----------       -----------    -----------
   Total comprehensive loss                    $   (16,953)    $   (15,244)      $   (32,095)   $   (11,704)
                                               ===========     ===========       ===========    ===========

     During the three and nine months ended September 30, 1999, the Company had a pre-tax increase in foreign currency translation adjustments of $23,000 and $83,000, respectively, compared to a pre-tax decrease of $116,500 and $112,900 for the comparable periods of 1998.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 9.  Distribution, Publishing and Investment in Affiliate

Distribution and Publishing Agreements

     In February 1999, the Company signed an International Distribution Agreement with Virgin which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges and a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with this arrangement the Company paid $1.1 million in distribution fees and $2.0 million in overhead fees to Virgin for the three months ended September 30, 1999 and paid $2.1 million in distribution fees and $3.8 million in overhead fees for the nine months ended September 30, 1999. In addition, the Company has accrued $2.7 million to cover certain minimum operating charges in 1999 payable to Virgin.

     The Company has also executed a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. During the three and nine months ended September 30, 1999, the Company recognized revenue of $390,000 and a gross profit of $58,000 for performing distribution services on behalf of Virgin.

     In April 1999, the Company entered into an exclusive North American distribution agreement with Titus Interactive S.A. ("Titus") which provides for the distribution of eight titles on multiple platforms for a two-year period. Under the terms of the arrangement, the Company will receive a distribution fee for all orders shipped and will provide certain services including marketing, order processing, billings and collections. During the three and nine months ended September 30, 1999, the Company recognized revenue of $0.5 and $1.4 million and gross profit of $0.1 and $0.2 million, respectively, for performing distribution services on behalf of Titus.

     During the three and nine months ended September 30, 1999, the Company executed publishing agreements with Titus for $0.4 and $2.6 million, respectively. As a result of these agreements, the Company has delivered the titles to Titus.

Investment in Affiliate

     In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also executed an Operating Agreement with Virgin which, among other terms and conditions, provides the Company with a 43.9 percent equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin under which the Company was obligated to make a cash payment of $9,000. However, the Company is not obligated to make any future contributions to the working capital of Virgin other than the monthly overhead fee discussed above. In addition, two members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary, have acquired a 6.0 percent interest in VIE.

     The Company accounts for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three and nine months ended September 30, 1999.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Segment and Geographical Information

     The Company operates in three principal business segments. Information about the Company's operations in the United States and foreign areas is as follows:

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                --------------------    --------------------
                                                  1999        1998        1999        1998
                                                --------    --------    --------    --------
                                                           (Dollars in thousands)
Net revenues:
   United States                                $ 23,809    $ 17,471    $ 64,888    $ 81,485
   United Kingdom                                   (173)      7,033       9,694      24,740
                                                --------    --------    --------    --------
     Consolidated net revenues                  $ 23,636    $ 24,504    $ 74,582    $106,225
                                                ========    ========    ========    ========
Operating income (loss):
   United States                                $(15,287)   $(12,141)   $(24,494)   $ (7,543)
   United Kingdom                                   (821)     (2,647)     (3,384)       (367)
                                                --------    --------    --------    --------
     Consolidated loss from operations          $(16,108)   $(14,788)   $(27,878)   $ (7,910)
                                                ========    ========    ========    ========
Expenditures made for the acquisition
  of long-lived assets:
   United States                                $     77    $     44    $    986    $    740
   United Kingdom                                      -         204           -         446
                                                --------    --------    --------    --------
     Total expenditures for long-lived assets   $     77    $    248    $    986    $  1,186
                                                ========    ========    ========    ========

Net revenues by geographic regions were as follows:

                      Three Months Ended September 30,        Nine Months Ended September 30,
                   -------------------------------------   -------------------------------------
                          1999               1998                1999                1998
                   -----------------   -----------------   -----------------   -----------------
                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                   --------  -------   --------  -------   --------  -------   --------  -------
                                               (Dollars in thousands)
North America      $10,895     46.1%   $15,472     63.1%   $35,242     47.4%   $ 63,379    59.6%
Europe               4,815     20.4      6,179     25.2     17,846     23.9      23,064    21.7
Rest of World        1,203      5.1        856      3.5      4,532      6.1       5,273     5.0
OEM, royalty and
   licensing         6,723     28.4      1,997      8.2     16,962     22.6      14,509    13.7
                   -------    -----    -------    -----    -------    -----    --------   -----
                   $23,636    100.0%   $24,504    100.0%   $74,582    100.0%   $106,225   100.0%
                   =======    =====    =======    =====    =======    =====    ========   =====

  Net investments in long-lived assets by geographic regions were as follows:

                                     September 30, 1999       December 31, 1998
                                     ------------------      -------------------
                                     Amount     Percent      Amount      Percent
                                     ------     -------      ------      -------
                                               (Dollars in thousands)
North America                        $5,492       97.0%      $6,621        89.6%
Europe                                   81        2.0          723         9.8
Rest of World                             -          -            -           -
OEM, royalty and licensing               62        1.0           44         0.6
                                     ------      -----       ------       -----
                                     $5,635      100.0%      $7,388       100.0%
                                     ======      =====       ======       =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Subsequent Events

Change in Control

     In May 1999, the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5 million (See Note 3), and the Company and Titus agreed to negotiate certain additional transactions. In July 1999, the Company and Titus entered into the agreements contemplated by the letter of intent, which were consummated in November 1999, pursuant to which the Company issued 6.25 million shares of the Company's Common Stock in exchange for total consideration of $25 million, including the conversion of the $5 million note payable, $15 million in cash and a note receivable for $5 million due on November 30, 1999, bearing interest at the rate of six percent per annum. These transactions follow Titus' $10 million equity investment in the Company in March 1999. As part of the agreement, Titus has an option to purchase all of the shares of the Company's Common Stock held by Universal Studios, Inc. ("Universal") which was granted to Titus by Universal in connection with the March 1999 transaction. In addition, as a condition to Titus' obligations under the Stock Purchase Agreement, the Company's chairman and chief executive officer exchanged 2 million shares of the Company's Common Stock held by him for shares of Titus Common Stock. Following the completed transactions, Titus holds approximately 43 percent of the outstanding Common Stock of the Company. In the event Titus exercises its option to purchase Universal's holdings of Common Stock of the Company, Titus is expected to hold approximately 58 percent of the outstanding Common Stock of the Company, resulting in a change of control of the Company in favor of Titus. At the closing of the transaction, the Company, Titus and the Company's chairman and chief executive officer entered into a Stockholder Agreement providing for certain voting agreements, rights of first refusal, tag-along rights, approval rights of Titus with respect to certain actions by the Company, and certain other matters. In addition, Titus and certain of its major shareholders entered into an Exchange Agreement implementing the exchange of shares referenced above and providing for certain lock-up provisions and put rights with respect to such shares. The Company also entered into three-year employment agreements with Brian Fargo, the Company's chairman and chief executive officer, and Herve Caen, Titus' chairman and chief executive officer, pursuant to which they are employed as chief executive officer and president, respectively, of the Company. The Company and Titus will also negotiate a distribution agreement pursuant to which the Company or a jointly owned entity would distribute substantially all of Titus' console titles in North America. Pursuant to the Stock Purchase Agreement, the Company will file a registration statement covering the shares of the Company's Common Stock issued to Titus in connection with the two equity transactions. In addition, two members of Titus' management have joined the Company's board of directors replacing two former designees of Universal who resigned from the board in anticipation of the purchase by Titus of Universal's stock in the Company.

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

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                Three Months Ended                          Nine Months Ended
                                                   September 30,                               September 30,
                                     -----------------------------------------   -----------------------------------------
                                             1999                 1998                  1999                  1998
                                     -------------------   -------------------   -------------------   -------------------
                                                % of Net              % of Net              % of Net              % of Net
                                      Amount    Revenues    Amount    Revenues    Amount    Revenues    Amount    Revenues
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                                     (Dollars in thousands)
Net revenues                         $ 23,636    100.0%    $ 24,504    100.0%    $ 74,582    100.0%    $106,225    100.0%
Cost of goods sold                     15,333     64.9%      19,141     78.1%      45,441     60.9%      58,653     55.2%
                                     --------    -----     --------    -----     --------    -----     --------    -----
Gross profit                            8,303     35.1%       5,363     21.9%      29,141     39.1%      47,572     44.8%
                                     --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
  Marketing and sales                   7,304     30.9%       9,797     40.0%      21,763     29.2%      27,411     25.8%
  General and administrative            8,375     35.4%       3,739     15.3%      14,206     19.0%       9,516      9.0%
  Product development                   5,424     22.9%       6,615     27.0%      16,110     21.6%      18,555     17.5%
  Other                                 3,308     14.0%           -      0.0%       4,940      6.6%           -      0.0%
                                     --------    -----     --------    -----     --------    -----     --------    -----
    Total operating expenses           24,411    103.2%      20,151     82.3%      57,019     76.4%      55,482     52.3%
                                     --------    -----     --------    -----     --------    -----     --------    -----

Operating income (loss)               (16,108)   -68.1%     (14,788)   -60.3%     (27,878)   -37.3%      (7,910)    -7.5%
Other income (expense)                   (857)    -3.6%        (811)    -3.3%      (2,920)    -3.9%      (3,673)    -3.5%
                                     --------    -----     --------    -----     --------    -----     --------    -----
Income (loss) before income taxes     (16,965)   -71.7%     (15,599)   -63.7%     (30,798)   -41.2%     (11,583)   -11.0%
Provision for income taxes                 11      0.0%        (468)    -1.9%       1,384      1.9%           8      0.0%
                                     --------    -----     --------    -----     --------    -----     --------    -----
Net income (loss)                    $(16,976)   -71.7%    $(15,131)   -61.8%    $(32,182)   -43.1%    $(11,591)   -11.0%
                                     ========    =====     ========    =====     ========    =====     ========    =====
Net revenues by geographic region:
  North America                      $ 10,895     46.1%    $ 15,472     63.1%    $ 35,242     47.4%    $ 63,379     59.6%
  International                         6,018     25.5%       7,035     28.7%      22,378     30.0%      28,337     26.7%
  OEM, royalty and licensing            6,723     28.4%       1,997      8.2%      16,962     22.6%      14,509     13.7%

Net revenues by platform:
  Personal computer                  $ 13,192     55.9%    $  7,652     31.2%    $ 46,096     61.9%    $ 52,638     49.5%
  Video game console                    3,721     15.7%      14,855     60.6%      11,524     15.5%      39,078     36.8%

Net Revenues

     Net revenues for the three months ended September 30, 1999 decreased 3.5 percent to $23.6 million from $24.5 million in the comparable 1998 quarter. North America net revenues decreased to $10.9 million, or 46.1 percent of net revenues, from $15.5 million, or 63.1 percent of net revenues, in the 1998 quarter. International net revenues decreased to $6.0 million, or 25.5 percent of net revenues, from $7.0 million, or 28.7 percent of net revenues in the 1998 quarter. OEM, royalty and licensing net revenues increased 236.7 percent to $6.7 million, or 28.4 percent of net revenues, in the 1999 quarter from $2.0 million, or 8.2 percent of net revenues, in the 1998 quarter.

     Net revenues for the nine months ended September 30, 1999 decreased 29.8 percent to $74.6 million from $106.2 million in the comparable 1998 period. North America net revenues decreased to $35.2 million, or 47.4 percent of net revenues, from $63.4 million, or 59.6 percent of net revenues, in the 1998 period. International net revenues decreased to $22.4 million, or 30 percent of net revenues, from $28.3 million, or 26.7 percent of net revenues in the 1998 period. OEM, royalty and licensing net revenues increased to $17 million, or
22.6 percent of net revenues, in the 1999 period from $14.5 million, or 13.7 percent of net revenues, in the 1998 period.

     The decrease in North America and International net revenues for the three and nine months ended September 30, 1999 was primarily due to decreased major title releases, lower initial ship-ins on new titles and higher reserves for product returns and price protection, which were partially offset by increases in OEM, royalty and licensing revenues. The increase in OEM, royalty and licensing during the three months ended September 30, 1999, is primarily attributable to OEM revenue increasing by $1.7 million over the same period in 1998 with $1 million pertaining to a single transaction with a customer and the recognition of $2.2 million in deferred revenue for the shipment of title to a customer. The increase in OEM, royalty and licensing during the nine months ended September 30, 1999 is primarily due to the licensing deals with Titus Interactive SA.

Cost of Goods Sold; Gross Margin

     Cost of goods sold decreased 19.9 percent in the three months ended September 30, 1999 to $15.3 million, or 64.9 percent of net revenues, from $19.1 million, or 78.1 percent of net revenues in the comparable 1998 quarter. Gross margin increased to 35.1 percent in the 1999 quarter from 21.9 percent in the 1998 quarter.

     Cost of goods sold decreased 22.5 percent in the nine months ended September 30, 1999 to $45.4 million, or 60.9 percent of net revenues, from $58.7 million, or 55.2 percent of net revenues in the comparable 1998 period. Gross margin decreased to 39.1 percent in the 1999 period from 44.8 percent in the 1998 period.

     The increase in gross margin during the three months ended September 30, 1999 was primarily a result of the change in the product mix from lower margin console titles to higher margin PC titles. The decrease in gross margin during the nine months ended September 30, 1999 was primarily a result of a lower net revenue base than in the 1998 period. The 1999 periods also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles that had been canceled, and a higher percentage of externally developed titles as well as higher royalty rates on such titles. Additionally, gross margin was adversely affected by the fact that the Company had more externally developed titles in 1999 as compared with 1998.

Operating Expenses

     Total operating expenses increased 21.1 percent to $24.4 million, or 103.2 percent of net revenues, in the three months ended September 30, 1999 from $20.2 million, or 82.3 percent of net revenues, for the comparable 1998 quarter.

     Total operating expenses increased 2.8 percent to $57 million, or 76.4 percent of net revenues, in the nine months ended September 30, 1999 from $55.5 million, or 52.3 percent of net revenues, for the comparable 1998 period.

     Marketing and Sales. Marketing and sales expenses primarily include advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other costs. Marketing and sales expenses decreased 25.4 percent to $7.3 million, or 30.9 percent of net revenues, for the three months ended September 30, 1999 from $9.8 million, or 40 percent of net revenues for the comparable 1998 quarter and decreased 20.6 percent to $21.8 million, or 29.2 percent of net revenues, for the nine months ended September 30, 1999 from $27.4 million, or 25.8 percent of net revenues for the comparable 1998 period. The decreases are primarily attributable to decreased advertising, specifically television advertising, and other marketing costs associated with the decrease in major titles launched and products sold during the 1999 period, as well as a reduction of personnel as a result of International Distribution Agreement entered into in February 1999 between the Company and Virgin Interactive Entertainment Limited ("Virgin") offset by increased marketing development funds with U.S. retailers.

     General and Administrative. General and administrative expenses primarily include administrative personnel expenses, facilities costs, professional expenses, bad debt provisions and other overhead charges. General and administrative expenses increased 124 percent to $8.4 million, or 35.4 percent of net revenues, in the three months ended September 30, 1999 from $3.7 million, or 15.3 percent of net revenues in the comparable 1998 quarter and increased
49.3 percent to $14.2 million, or 19 percent of net revenues, for the nine months ended September 30, 1999 from $9.5 million, or 9 percent of net revenues for the comparable 1998 period. The Company recorded bad debt provisions of $6.0 and $6.9 million during the three and nine months ended September 30, 1999, respectively, in response to the deteriorating financial condition of certain customers, which placed serious doubt on their ability and intent to pay. Excluding the provision for bad debt expense, the Company's general and administrative expense decreased 36.5 and 27.4 percent for the three and nine months ended September 30, 1999, respectively. This decrease is primarily due to the reorganization of the Company's European operations and efforts to reduce North American overhead.

     Product Development. Product development expenses, which primarily include personnel and support costs, are charged to operations in the period incurred. Product development expenses decreased 18 percent to $5.4 million, or 22.9 percent of net revenues, in the three month period ended September 30, 1999 from $6.6 million, or 27 percent of net revenues, in the comparable 1998 quarter and decreased 13.2 percent to $16.1 million, or 21.6 percent of net revenues, for the nine months ended September 30, 1999 from $18.6 million, or 17.5 percent of net revenues for the comparable 1998 period. The decreases in absolute dollars were primarily due to decreased labor and overhead costs as a result of personnel reductions.

     Other Operating Expense. Other operating expenses are primarily non-recurring or unusual expenses associated with the operations of the Company. Other operating expenses of $3.3 million and $4.9 million for the three and nine months ended September 30, 1999, respectively, include restructuring and severance charges of $616,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively, incurred primarily in connection with the new distribution arrangements in Europe whereby Virgin replaced the third party distribution arrangements and the Company recorded provisions for the costs of reductions in work force and facilities move, including asset valuation, severance expenses, and estimated facility lease termination charges.

     In addition, in the three month period ended September 30, 1999 the Company recorded a $2.7 million provision to cover certain minimum operating charges payable to Virgin.

 Other Expense

     Other expense for the three and nine month periods ended September 30, 1999 primarily included interest expense on the Company's line of credit. Other expense increased to $0.9 million in the three months ended September 30, 1999 from $0.8 million in the comparable 1998 quarter and decreased to $2.9 million in the nine months ended September 30, 1999 from $3.7 million in the comparable 1998 period. The slight increase for the three month period was due to higher interest expense resulting from a slightly higher balance on the Company's line of credit. The decreases for the nine month period was primarily due to decreased interest expense resulting from the repayment of the Subordinated Secured Promissory Notes with the proceeds of the IPO in June 1998.

 Provision (Benefit) for Income Taxes

     The Company recorded no tax benefit in the three months ended September 30, 1999 compared to $0.5 million in the three months ended September 30, 1998 and recorded a tax provision of $1.4 million in the nine months ended September 30, 1999 compared to no provision in the nine months ended September 30, 1998. The tax provision recorded during 1999 represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from the initial public offering and from operations. As of September 30, 1999 the Company's principal sources of liquidity included cash and short-term investments of approximately $0.9 million and the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87 percent (10.27 percent as of September 30, 1999), expiring January 1, 2000. Under the terms of the line of credit, the Company has maximum availability for borrowings and letters of credit up to $37.5 million through November 29, 1999, $30.0 million through December 30, 1999 and $25.0 million thereafter, based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit also provides that the Company may borrow up to $14.0 million in excess of its borrowing base through November 4, 1999, $7.0 million through November 29, 1999, and up to $5.0 million in excess of its borrowing base thereafter. Under the line of credit the Company is required to maintain a cash collateral deposit of $1.5 million as of September 30, 1999 and place an additional $1 million with the lender on November 5, 1999. As amended, the Company is additionally subject to certain borrowing limitations beginning August 16, 1999 which limit the Company's actual borrowings to $35.0 million with various month end limitations, generally decreasing to $25.0 million at December 31, 1999 and is required to maintain the $5.0 million personal guarantee by the Company's Chairman and Chief Executive Officer in place throughout the term. The Company is currently in compliance with the terms of the Loan Agreement. As of September 30, 1999, the Company's balance on the line of credit was $27.0 million with no stand by letters of credit outstanding. The amount available for borrowing under the line of credit was $0.5 million as of September 30, 1999. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, and the completion of other potential debt or equity financing, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternate financing on reasonable terms, if at all.

     The Company's primary capital needs have historically been to fund working capital requirements necessitated by its sales growth, the development and introduction of products and related technologies, the acquisition or lease of equipment and other assets used in the product development process and fund the Company's operating losses. The Company's operating activities used cash of $15.4 million and $19.3 million during the nine months ended

September 30, 1999 and 1998, respectively. The cash used by operating activities in the nine months ended September 30, 1999 was primarily attributable to the net loss incurred and a decrease in accrued liabilities as well as increases in inventories and prepaid licenses and royalties and was partially offset by a decrease in trade receivables and an increase in accounts payable.

     Cash provided by financing activities of $16.8 million in the nine months ended September 30, 1999 resulted primarily from the issuance of Common Stock to an investor, debt issued to the same investor and borrowings on the line of credit, which were partially offset by restricted cash deposits to the Company's lender. Cash provided by financing activities of $20.4 million in the nine months ended September 30, 1998 resulted primarily from the proceeds from the Company's initial public offering and borrowings on the line of credit offset in part by repayments on the promissory notes and warrants.

     Cash used in investing activities of $1.0 and $1.5 million during the nine months ended September 30, 1999 and 1998, respectively, consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     To provide liquidity, the Company implemented certain measures during the fourth quarter of 1998 and the first nine months of 1999, including a reduction of personnel, a decrease in management compensation and the delay, cancellation or scaling back of certain product development and marketing programs, among other actions. In addition, the Company entered into two Stock Purchase agreements with Titus Interactive SA. The first Stock Purchase Agreement was consummated in March 1999, and the second Stock Purchase Agreement was consummated in November 1999. There can be no assurance that the Company's operating expenses or current obligations will not materially exceed cash flows available from the Company's operations in fiscal 1999 and beyond. In addition, no assurance can be given that the measures heretofore effected will not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures, whether alone or in conjunction with increased net revenues, if any, will be sufficient to generate operating profits in fiscal 1999 and beyond. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained. In addition, such measures may adversely affect the Company's operation results in future periods.

     The Company believes that funds available under its line of credit, amounts to be received under various product license and distribution agreements, anticipated funds from operations, and the proceeds from potential debt or equity financings will be sufficient to satisfy the Company's projected working capital and capital expenditure needs and debt obligations in the normal course of business at least through the expiration of its line of credit on January 1, 2000. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results and the completion of potential debt or equity financings, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will complete potential debt or equity financings during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in fiscal 1999 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

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

     The Company has assessed the potential impact of the Year 2000 issue on its business and the related foreseeable expenses that may be incurred in attempting to remedy such impact. The Company is employing a combination of internal resources and outside consultants to evaluate and address Year 2000 issues. The Company's Year 2000 plan includes (i) Assessment: Conducting an evaluation of the Company's computer based systems, facilities and products (and those of significant dealers, vendors and other third parties with which the Company does business) to determine their Year 2000 compliance, (ii) Remediation:
Coordinating the replacement and/or upgrade of non-compliant systems, as necessary, and (iii) Test and Implement: Developing and overseeing the implementation of all of the initiatives in the Company's Year 2000 compliance plan. Although the Company has identified certain systems and applications that are not Year 2000 compliant and the Company is in the process of upgrading its software to address the Year 2000 issue, there can be no assurance that such upgrades will be completed on a timely basis at reasonable costs, or that such upgrades will be able to anticipate all of the problems triggered by the actual impact of the year 2000. In addition, the inability of any internal system to achieve Year 2000 compliance could result in material disruption to the Company's operations. With respect to customers, developers, suppliers and other enterprises upon which the Company relies, even where assurances are received from such third parties, there remains a risk that failure of systems and applications of such third parties could have a material adverse effect on the Company.

     The Company has completed its assessment of its products for Year 2000 compliance. The failure of any of the Company's products to achieve Year 2000 compliance would result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In addition, if the computer systems on which the consumers use the Company's products are not Year 2000 compliant, such non-compliance could adversely affect the consumers' ability to use such products.

     The Company has substantially completed the implementation of its Year 2000 plan. However, if the Company does not complete its Year 2000 plan prior to the commencement of the year 2000, or if the Company fails to identify and remediate all critical Year 2000 problems or if major suppliers, developers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially adversely effected.

     The Company has estimated that the total cost of Year 2000 compliance will be less than $0.5 million, $0.3 million of which had been spent. The costs of compliance have been included in the Company's 1999 budget. The Company does not currently have any contingency plans in place to address the failure of timely conversion of its and/or third-party systems in respect of the Year 2000 issue. The Company's failure to address any unforeseen Year 2000 issues could negatively impact its results of operations.

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

Liquidity; Future Capital Requirements

     We used net cash in operations of $15.4 million in the nine months ended September 30, 1999 and $19.3 million in the nine months ended September 30, 1998. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, line of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. We may have to seek additional funds through debt or equity financings, product licensing or distribution transactions or other sources of financing in order to provide ourselves with enough working capital. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take certain actions to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our financial lender, for some of these measures, and we cannot assure you that we would be able to obtain those approvals.

Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality

     Our operating results have fluctuated a great deal in the past and will probably continue to fluctuate significantly in the future, both on a quarterly and an annual basis. Many factors may cause or contribute to these fluctuations, and many of these factors are beyond our control. Some of these factors include the following:

     .  delays in shipping our products
     .  demand for our products
     .  demand for our competitors' products
     . the size and rate of growth of the market for interactive entertainment software
     .  changes in computing platforms
     . the number of new products and product enhancements released by us and our competitors
     .  changes in our product mix
     .  the number of our products which are returned
     .  the timing of orders placed by our distributors and dealers
     .  delays in shipping our products
     .  the timing of our development and marketing expenditures
     .  price competition
     . the level of our international and OEM, royalty and licensing net revenues.

     Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

     . the uncertainties associated with the interactive entertainment software development process
     .  long manufacturing lead times for Nintendo-compatible products
     .  possible production delays

     . the approval process for products compatible with the Sony Computer Entertainment, Nintendo and Sega video game consoles
     .  approvals required from other licensors.

     Because of the limited number of products we introduce in any particular quarter, a delay in the introduction of a product may materially and adversely affect our operating results for that quarter, and may not be recaptured in later quarters. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based largely on sales forecasts. If net revenues do not meet our expectations in any given quarter, operating results may be materially adversely affected. The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occur ring during the year-end holiday buying season, followed by demand during the first calendar quarter. As a result, our net revenues, gross profits and operating income have historically been highest during the fourth and the following first calendar quarters, and have declined from those levels in the following second and third calendar quarters.

     Our failure or inability to introduce products on a timely basis to meet these seasonal increases in demand may have a material adverse effect on our business, operating results and financial condition.

     We may over time become increasingly affected by the industry's seasonal patterns. Although we seek to reduce the effect of such seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we cannot assure you that these efforts will be successful. We cannot assure you that we will be profitable in any particular period given the uncertainties associated with software development, manufacturing, distribution and the impact of the industry's seasonal patterns on our net revenues.

     As a result of the foregoing factors it is likely that our operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our Common Stock would likely be materially adversely affected.

Significant Recent Losses

     We have experienced significant net losses in recent periods, including losses of $32.2 million and $28.2 million for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. These losses resulted largely from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year, and the cost of restructuring our international distribution arrangements. These losses also resulted from lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

     Our products typically have short life cycles, and we depend on the timely introduction of successful new products to generate net revenues, to fund operations and to replace declining net revenues from older products. These new products include enhancements of or sequels to our existing products and conversions of previously released products to additional platforms. If in the future, for any reason, net revenues from new products fail to replace declining net revenues from existing products, our business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months with another six to 12 months for adapting a product to a different technology platform. In the past, we have frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of these products and on our business, operating results and financial condition. The cost of developing and marketing new interactive entertainment software has increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, the increasing sophistication of hardware technology and consumer tastes and the increasing costs of obtaining licenses for intellectual properties. We expect this trend to continue. We cannot assure you that our new products will be introduced on schedule, if at all, or that, if introduced, these products will achieve significant market acceptance or generate significant net revenues for us. In addition, software products as complex as the ones we offer may contain undetected errors when first introduced or when new versions are released. We cannot assure you that, despite testing prior to release, errors will not be found in new products or releases after shipment, resulting in loss of or delay in market acceptance. This loss or delay could have a material adverse effect on our business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

     Consumer preferences for interactive entertainment software are always changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved continued market acceptance. Instead, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in our industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. We expect the importance of introducing hit titles to increase in the future. We cannot assure you that our new products will achieve significant market acceptance, or that we will be able to sustain this acceptance for a significant length of time if we achieve it. We also cannot assure you that product life cycles will be sufficient to permit us to recover product development and other associated costs. Most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. We believe that these trends will continue in our industry and that our future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. Further, if we do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant markdown allowances to maintain our relationship with retailers and our access to distribution channels. For example, we had higher than expected product returns and markdowns in the three months ended June 30, 1999 and we cannot assure you that higher than expected product returns and markdowns will not continue in the future. In the event that we are forced to accept significant product returns or grant significant markdown allowances, our business, operating results and financial condition could be materially adversely affected.

Potential for Control by Titus

     Titus currently owns approximately 42.9 percent of our outstanding Common Stock. In connection with Titus' investment, Herve Caen, Titus' president and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve's brother Eric Caen, also serves on our Board. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the approval of significant corporate actions, and Herve and Eric Caen have substantial authority over our operations. As the Company's capital structure currently stands, in the event that the Stockholder Agreement pursuant to which our Board is currently nominated terminates, Titus would be able to elect 3 of 7 members of the Board. In the event Titus acquires enough additional shares of our common stock so that it owns more than 50% of our total outstanding common stock, Titus would be able to elect a majority of our Board, set our dividend policy and otherwise exercise substantial control over our management. This control could prevent or hinder a sale of the Company on terms which are not acceptable to Titus.

Continued Listing on the NASDAQ National Market

     Our Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4.0 million. In the event that we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the NASDAQ National Market. If our Common Stock were delisted from the NASDAQ National Market, trading of our Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

Distribution Agreement

     In February 1999, in connection with our acquisition of a 43.9 percent membership interest in Virgin's parent entity, we signed an International Distribution Agreement with Virgin. Under this Agreement, we appointed Virgin as our exclusive distributor for substantially all of our products in Europe, the CIS, Africa and the Middle East, subject to certain reserved rights, for a seven period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, our business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin hired our European sales and marketing personnel, and we pay Virgin a distribution fee for marketing and distributing our products, certain minimum operating charges, as well as a fixed overhead fee, subject to reduction in certain events. In the quarter ended September 30, 1999, we recorded a $2.7 million provision to cover certain minimum operating charges in 1999. In addition, due to the fixed nature of the overhead fee, we will not be able to reduce our European sales and marketing expenses in response to downturns in our sales in Europe, which could have a material adverse effect on our business, operating results and financial condition.

Dependence on Third Party Software Developers

     We rely on third party interactive entertainment software developers for the development of a significant number of our interactive entertainment software products. As there continues to be high demand for reputable and competent third party developers, we cannot assure you that third party software developers that have developed products for us in the past will continue to be available to develop products for us in the future. Many third party software developers have limited financial resources, which could expose us to the risk that such developers may go out of business prior to completing a project. In addition, due to our limited control over third party software developers, we cannot assure you that such developers will complete products for us on a timely basis or within acceptable quality standards, if at all. Due to increased competition for skilled third party software developers, we have had to agree to make advance payments on royalties and guaranteed minimum royalty payments to intellectual property licensors and game developers, and we expect to continue to enter into these kinds of arrangements. If the products subject to these arrangements do not have sufficient sales volumes to recover these royalty advances and guaranteed payments, we would have to write-off unrecovered portions of these payments, which could have a material adverse effect on our business, operating results and financial condition. Further, we cannot assure you that third party developers will not demand renegotiation of their arrangements with the Company.

Rapidly Changing Technology; Platform Risks

     The interactive entertainment software industry is subject to rapid technological change. New technologies, including operating systems such as Microsoft Windows 98, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and as yet unreleased video game platforms could render our current products or products in development obsolete or unmarketable. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop software are not released on a timely basis or do not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

     The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently actively developing products for the Microsoft Windows 2000, Sony PlayStation, Nintendo 64 and Sega Dreamcast platforms. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

Industry Competition; Competition for Shelf Space

     The interactive entertainment software industry is intensely competitive and new interactive entertainment software programs and software platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than ours do. Due to these greater resources, certain of our competitors can undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than we can. We believe that the main competitive factors in the interactive entertainment software industry include:

     .  product features
     .  brand name recognition
     .  access to distribution channels
     .  quality
     .  ease of use, price, marketing support and quality of customer service.

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include:

     .  Electronic Arts
     .  GT Interactive Software Corp.
     .  Mattel
     .  Activision, Inc.
     .  Microsoft Corporation
     .  LucasArts Entertainment Company
     .  Midway Games Inc.
     .  Acclaim Entertainment Inc.
     .  Havas Interactive
     .  Hasbro Inc.

     In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more using the Internet and on-line services.

     Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer's sale volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support. A prolonged failure in this regard may have a material adverse effect on our business, operating results and financial condition.

Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns

     We currently sell our products directly through our own sales force to mass merchants, warehouse club stores, large computer and software specialty chains through catalogs in the U.S. and Canada, as well as to certain distributors. Outside North America, we generally sell products to third party distributors. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could materially adversely affect our business, operating results and financial condition.

     The distribution channels through which publishers sell consumer software products evolve continuously through a variety of means, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retailers such as warehouse chains, mass merchants and computer superstores. As more consumers own PCs, the distribution channels for interactive entertainment software will likely continue to change. Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which arrangements prevent us from selling certain of our products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with our competitors were to increase, our ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would have the effect of lowering our gross profit. This trend could increase the material adverse impact on our business, operating results and financial condition. In addition, emerging methods of distribution, such as the Internet and on-line services, may become more important in the future, and it will be important for us to maintain access to these channels of distribution. We cannot assure you that we will maintain access or that our access will allow us to maintain our historical sales volume levels.

     Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses, and a number have failed. The insolvency or business failure of any significant distributor or retailer of our products could have a material adverse effect on our business, operating results and financial condition. We typically make sales to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. Although we have insolvency risk insurance to protect against our customers' bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, while we maintain a reserve for uncollectible receivables, the actual reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could have a material adverse effect on our business, operating results and financial condition.

     We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide markdown allowances to our customers to manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and although our agreements with certain of our customers place certain limits on product returns and markdown allowances, we could be forced to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. Product return and markdown allowances that exceed our reserves could have a material adverse effect on our business, operating results and financial condition. In this regard, our results of operations for the three months ended September 30, 1999 were adversely affected by a higher than expected level of product returns and markdown allowances, which reduced our net revenues. We may continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on our business, operating results and financial condition.

Shares Eligible for Future Sale

     In March 1999, we entered into a Stock Purchase Agreement with Titus Interactive S.A. ("Titus"), pursuant to which Titus purchased 4,545,455 shares of our Common Stock from us for an aggregate purchase price of $10 million. In connection with this agreement, Titus was granted an option to purchase all of the shares of our common stock currently held by Universal Studios, Inc.

     We have agreed to register all of the unregistered shares held by Titus for resale under the Securities Act of 1933, as amended. This registration could temporarily impair our ability to raise capital through the sale of our equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of our Common Stock.

     In May 1999, we signed a letter of intent with Titus pursuant to which Titus loaned us $5 million, and we negotiated certain additional agreements with Titus. In November 1999, we completed certain of the transactions contemplated by the letter of intent, including the sale of 6.25 million shares of our Common Stock at a purchase price of $4 per share to Titus for a total purchase price of $25 million (including the conversion of the $5 million loan). As part of the agreements, Titus' chairman and chief executive officer became our president, and our chairman and chief executive officer exchanged 2 million personal shares of our Common Stock for an agreed upon number of Titus shares. As a result of these transactions, Titus currently owns approximately 42.9% of our outstanding common stock. If Titus exercises its option to purchase Universal's holdings of our Common Stock, Titus will own approximately 58 percent of our outstanding Common Stock, resulting in a change of control in favor of Titus.

Dependence upon Third Party Licenses

     Many of our products, such as our Star Trek, Major League Baseball and the Caesar's Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Paramount has granted the Star Trek license to another party upon the expiration of our rights. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Licenses from and Manufacturing by Hardware Companies

     We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the PlayStation in North America and are currently negotiating agreements covering additional territories. In addition, we have obtained a license to develop software for the Nintendo 64 in North America, Europe and Australia and are currently negotiating with Nintendo for licenses covering additional territories. We are currently negotiating agreements to develop software for the Sega Dreamcast platform, which was introduced in the United States and Europe in Fall 1999. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time it seeks those approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

     Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that those licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While we have prepared our future product release plans taking this competitive approval process into consideration, if we incorrectly predict its impact and fail to obtain approvals for all products in our development plans, this failure could have a material adverse effect on our business, operating results and financial condition. We depend upon Sony Computer Entertainment, Nintendo and Sega for the manufacture of our products that are compatible with their respective video game consoles. As a result, Sony, Nintendo and Sega have the ability to raise prices for supplying these products at any time and effectively control the timing of our release of new titles for those platforms. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to us within 45 to 60 days after receipt of a purchase order. If we experience unanticipated delays in the delivery of video game console products from Sony Computer Entertainment or Nintendo, or if actual retailer and consumer demand for our interactive entertainment software differs from our forecast, our business, operating results and financial condition could be materially adversely affected.

Dependence on Key Personnel

     Our success depends to a significant extent on the continued service of our key product design, development, sales, marketing and management personnel, and in particular on the leadership, strategic vision and industry reputation of our founder and Chief Executive Officer, Brian Fargo. Our future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees and contractors, particularly key software design and development personnel. Competition for highly skilled employees is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Our failure to retain the services of Brian Fargo or other key personnel or to attract and retain additional qualified employees could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with International Operations; Currency Fluctuations

     Our international net revenues accounted for 25.5 percent and 28.7 percent of our total net revenues for the three months ended September 30, 1999 and 1998, and 30 percent and 26.7 percent of our total net revenues for the nine months ended September 30, 1999 and 1998, respectively. In February 1999, we entered into an International Distribution Agreement with Virgin for the exclusive distribution of its products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

   . the impact of recessions in foreign economies
   . the time and financial costs associated with translating and localizing products for international markets
   . longer accounts receivable collection periods
   . greater difficulty in accounts receivable collection
   . unexpected changes in regulatory requirements
   . difficulties and costs of staffing and managing foreign operations
   . political and economic instability.

     For example, we have recently experienced difficulties selling products in certain Asian countries as a result of economic instability in such countries, and we cannot assure you that these difficulties will not continue or occur in other countries in the future. These factors may have a material adverse effect on our future international net revenues and, consequently, on our business, operating results and financial condition. We currently do not engage in currency hedging activities. Although exposure to currency fluctuations to date has been insignificant, we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on our business, operating results and financial condition.

Risks Associated with New European Currency

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new European currency, the euro. These eleven countries adopted the euro as the common legal currency on that date. We make a significant portion of our sales to these countries. Consequently, we anticipate that the euro conversion will, among other things, create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The euro conversion may also limit our ability to charge different prices for our products in different markets. While we anticipate that the conversion will not cause major disruption of our business, the conversion may have a material effect on our business or financial condition.

Protection of Proprietary Rights

     We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks, and hold the rights to one patent application related to the software engine for our Messiah title. While we provide "shrinkwrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected. While we do not generally copy protect our products, we do not provide source code to third parties unless they have signed nondisclosure agreements with respect to that source code.

     We rely on existing copyright laws to prevent unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in certain international markets. Further, the laws of certain countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies, such as the Internet and on-line services, our ability to protect our intellectual property rights and to avoid infringing others' intellectual property rights becomes more difficult. We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

     As the number of interactive entertainment software products in the industry increases and the features and content of these products continues to overlap, software developers may increasingly become subject to infringement claims. Although we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot assure you that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we receive communications from third parties regarding such claims. We cannot assure you that existing or future infringement claims against us will not result in costly litigation or require us to license the intellectual property rights of third parties, either of which could have a material adverse effect on our business, operating results and financial condition.

Entertainment Software Rating System; Governmental Restrictions

     Legislation is periodically introduced at the state and federal levels in the U.S. and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. Such a system would include procedures for interactive entertainment software publishers to identify particular products within defined rating categories and communicate these ratings to consumers through appropriate package labeling and through advertising and marketing presentations. In addition, many foreign countries have laws that permit governmental entities to censor the content of certain works, including interactive entertainment software. In certain instances, we may be required to modify our products to comply with the requirements of these governmental entities, which could delay the release of those products in those countries. Those delays could have a material adverse effect on our business, operating results and financial condition. While we currently voluntarily submit our products to industry-created review boards and publish their ratings on our game packaging, we believe that mandatory government-run interactive entertainment software products rating systems eventually will be adopted in many countries which represent significant markets or potential markets for our products. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have in the past declined to stock certain of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. While to date these actions have not had a material adverse effect on our business, operating results or financial condition, we cannot assure you that similar actions by our distributors or retailers in the future would not have a material adverse effect on our business, operating results and financial condition.

Control by Directors and Officers

     Including Titus, our directors and executive officers beneficially own an aggregate of about 58 percent of our outstanding Common Stock. These stockholders, if acting together with Universal Studios, Inc. ("Universal"), would be able to control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of ownership could discourage or prevent a change in control.

Year 2000 Compliance

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Therefore, they do not properly recognize a year that begins with "20" rather than "19." Others do not correctly process "leap year" dates. As a result, these systems and applications could fail or create incorrect results unless corrected so that they can correctly process data related to the Year 2000 and beyond. We rely on our systems and applications in operating and monitoring all major aspects of our business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications
systems equipment and end products.   We also rely, directly and indirectly, on
external systems of suppliers for the management and control of product development and of business enterprises such as developers, customers, suppliers, creditors, financial organizations, and governmental entities, both domestic and international, for accurate exchange of data. We could be affected through disruptions in the operation of the enterprises with which we interact or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite our efforts to address the Year 2000 impact on our internal systems and business operations, we cannot assure you that such impact will not result in a material disruption of our business or have a material adverse effect on our business, operating results and financial condition.

     We have assessed the potential impact of the Year 2000 issue on our business and the related foreseeable expenses that may be incurred in attempting to remedy that impact. Although we have identified certain systems and applications that are not Year 2000 compliant and have upgraded substantially all of our software to address the Year 2000 issue, we cannot assure you that these upgrades will be able to anticipate all of the problems triggered by the actual impact of the Year 2000. In addition, the inability of any internal system to achieve Year 2000 compliance could result in material disruption of our operations. With respect to customers, developers, suppliers and other enterprises upon which we rely, even where these enterprises give assurances that they are Year 2000 compliant, there remains a risk that failure of their systems and applications could have a material adverse effect on us.

Development of Internet/On-Line Services or Products

     We seek to establish an on-line presence by creating and supporting sites on the Internet. Our future plans envision conducting and supporting on-line product offerings through these sites or others. Our ability to successfully establish an on-line presence and to offer online products will depend on several factors outside our control. These factors include the emergence of a robust online industry and infrastructure and the development and implementation of technological advancements to the Internet to increase bandwidth and speed to the point that will allow us to conduct and support on-line product offerings. Because global commerce and the exchange of information on the Internet and other similar open, wide area networks are relatively new and evolving, we cannot assure you that a viable commercial marketplace on the Internet will emerge from the developing industry infrastructure or that the appropriate complementary products for providing and carrying Internet traffic and commerce will be developed. We also cannot assure you that we will be able to create or develop a sustainable or profitable on-line presence or that we will be able to generate any significant revenue from on-line product offerings in the near future, it at all. If the Internet does not become a viable commercial marketplace, or if this development occurs but is insufficient to meet our needs or if such development is delayed beyond the point where we plan to have established an on-line service, our business, operating results and financial condition could be materially adversely affected.

Risks Associated with Acquisitions

     As part of our strategy to enhance distribution and product development capabilities, we intend to review potential acquisitions of complementary businesses, products and technologies. Some of these acquisitions could be material in size and scope. While we will continue to search for appropriate acquisition opportunities, we cannot assure you that the Company will be successful in identifying suitable acquisition opportunities. If we do identify any potential acquisition opportunity, we cannot assure you that we will consummate the acquisition, and if the acquisition does occur, we cannot assure you that it will be successful in enhancing our business or will increase our earnings. As the interactive entertainment software industry continues to consolidate, we may face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or increase their cost. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets.

     We may, in the future, issue additional shares of Common Stock in connection with one or more acquisitions, which may dilute our stockholders. Additionally, with respect to future acquisitions, our stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on these acquisitions.

Anti-Takeover Effects; Delaware Law and Certain Charter and Bylaw Provisions

     Our Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain certain provisions that could delay, defer or prevent a change in control and could materially adversely affect the prevailing market price of our common stock. Certain of these provisions impose various procedural and other requirements that could make it more difficult for stockholders to take certain corporate actions.

Stock Price Volatility

     The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response certain factors, including:

   . quarter to quarter variations in results of operations
   . our announcements of new products
   . our competitors' announcements of new products
   . our product development or release schedule
   . general conditions in the computer, software, entertainment, media or electronics industries
   . changes in earnings estimates or buy/sell recommendations by analysts
   . investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers
   . other events or factors

     In addition, the public stock markets experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of September 30, 1999. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments are not affected by changes in market interest rates, but do affect the Company's future earnings and cash flows. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

         On August 20, 1999, the Company issued 883,684 shares of the Company's Common Stock without additional consideration to Titus Interactive S.A., a French corporation under the terms of the Stock Purchase Agreement signed in March 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 24, 1999, the Company held its annual stockholders' meeting. There were 22,727,008 shares of common stock outstanding entitled to vote and a total of 17,251,750 shares (75.9%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's stockholders.

         1. Proposal to elect directors, each for a term extending until the next annual meeting of Stockholders or until their successors are duly elected and qualified.

                                       For       Withheld
                                    ----------   --------
         Brian Fargo                17,085,414    166,336
         Richard S.F. Lehrberg      16,862,208    389,542
         Charles S. Paul            17,160,856     90,894
         Herve Caen                 17,158,939     92,811
         Eric Caen                  17,158,019     93,731


         2. Proposal for the issuance of up to 5,000,000 shares of the Company's common stock to Titus Interactive S.A., pursuant to the terms of the Stock Purchase Agreement dated March 18, 1999.

         For           Against       Withheld    Broker Non-vote
         ---           -------       --------    ---------------
         13,151,790    130,331        93,315       3,876,314

         3. Proposal for the sale and issuance of 6,250,000 shares of the Company's common stock to Titus Interactive S.A., in exchange for aggregate consideration of $25,000,000 pursuant to the terms of the Stock Purchase Agreement dated July 20, 1999.

         For           Against       Withheld    Broker Non-vote
         ---           -------       --------    ---------------
         13,282,477     74,424        18,535       3,876,314


         4. Proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999.

         For            Against      Withheld    Broker Non-vote
         ---            -------      --------    ---------------
         17,229,070       8,945        13,735         --

Item 5.  Other Information

         On November 2, 1999, the Company closed a strategic equity investment by Titus Interactive SA ("Titus") resulting in the issuance of 6.25 million shares of the Company's Common Stock in exchange for total consideration of $25 million, including the conversion of the $5 million note payable that was issued when the letter of intent was entered into in May 1999, $15 million in cash and a note receivable for $5 million due on November 30, 1999, bearing interest at the rate of six percent. The Company used the Cash proceeds to pay down its line of credit. The pro forma information on the accompanying balance sheet (see Exhibit 99.1) reflects the transaction as if it had been consummated on September 30, 1999.

         Effective November 2, 1999, the Company's Board of Directors elected James Barnett as a director, and appointed James Barnett and Herve Caen to the Board of Directors' Audit Committee. The Company's Board of Directors now consists of Mr. Barnett, Brian Fargo, Herve Caen, Richard S.F. Lehrberg, and Charles S. Paul. The Audit Committee of the Board of Directors consists of James Barnett, Herve Caen and Charles S. Paul.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibits are filed as part of this report:


     Exhibit
     Number        Exhibit Title
     -------       -------------
      10.1         Stockholder Agreement dated November 2, 1999 by and among the
                   Company, Titus Interactive SA, Brain Fargo and Herve Caen.

      10.2 Employment Agreement dated November 2, 1999 between the Company and Brian Fargo.

      10.3 Employment Agreement dated November 2, 1999 between the Company and Herve Caen.

      27.1 Financial data schedule for the three-month period ended September 30, 1999.

      99.1         Pro forma Balance Sheet

     (b) Reports on Form 8-K
         -------------------

      The Company filed a Current Report on Form 8-K, dated July 20, 1999, reporting that it had entered into a stock purchase with Titus Interactive SA ("Titus") and Brian Fargo ("Fargo") regarding the purchase of 6.25 million shares of the Company's Common Stock by Titus at a purchase price of $4 per share. The Company also reported that, in connection with the Stock Purchase Agreement, Fargo and Titus have entered into an Exchange Agreement pursuant to which Fargo will exchange 2,000,000 of his share of the Company's Common Stock for 96,666 shares of Titus Common Stock, and that the Company, Titus and Fargo had negotiated a voting agreement which provides for certain restrictions on the voting of the shares of Company Common Stock held by Titus and Fargo, and gives Titus and Fargo certain rights and imposes certain obligations with respect to transfers or sales of such shares. The Company also reported that it had negotiated employment agreements with Fargo and with Titus President Herve Caen, which provide that, following the closing of the Stock Sale and the transaction contemplated thereby, Messrs. Fargo and Caen would serve as the Company's Chief Executive Officer and President, respectively.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTERPLAY ENTERTAINMENT CORP.




Date:  November 12, 1999         By:       /s/ BRIAN FARGO
                                       -----------------------
                                       Brian Fargo,
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Executive Officer)



Date:  November 12, 1999         By:     /s/ MANUEL MARRERO
                                       ---------------------
                                       Manuel Marrero,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)