Form 10-K405
period 1999-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2000-04-17
CIK 1057232

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

 IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-K IS BEING FILED
             IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended December 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

  For the transition period from _____ to ______

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

                               ----------------

       Securities registered pursuant of Section 12 (b) of the Act: None

         Securities registered pursuant of Section 12 (g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 21, 2000, 30,022,538 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $34,683,920.

                      Documents Incorporated by Reference

   Portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders, to be held in June 2000, are incorporated by reference into Part III.

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 17, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         INTERPLAY ENTERTAINMENT CORP.

            INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                          Page
                                                                          ----
                                      PART I

 Item 1.  Business......................................................    4

 Item 2.  Properties....................................................   12

 Item 3.  Legal Proceedings.............................................   12

 Item 4.  Submission of Matters to a Vote of Security Holders...........   13

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   14

 Item 6.  Selected Financial Data.......................................   14

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   16

 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....   36

 Item 8.  Consolidated Financial Statements and Supplementary Data......   37

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   37

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   38

 Item 11. Executive Compensation........................................   38

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   38

 Item 13. Certain Relationships and Related Transactions................   38

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................   39

 Signatures..............................................................  40

 Exhibit Index...........................................................  42

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

   The forward-looking statements included in this Form 10-K are based on current expectations that involve a number of risks and uncertainties, as well as certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements involving the aforementioned risks and uncertainties. There can be no assurance that the Company will generate positive cash flow in the future or that the Company will be able to obtain additional or replacement financing on satisfactory terms, if at all; or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations; or that the Company will remain in compliance with its line of credit or be able to renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of product launches or order deliveries, failure of the Company's markets to continue to grow, failure of the Company's products to be and remain accepted within their respective markets, material adverse changes in competitive conditions within the Company's markets, failure of the Company to retain key development and management personnel, failure of the Company to accurately anticipate market demand, and material adverse changes in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the Company's business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by the Company or on the Company's behalf.

   Interplay(R), Interplay Productions(R) and certain of the Company's product names and publishing labels referred to in this Form 10-K are the Company's trademarks. This Annual Report on Form 10-K also contains trademarks belonging to others.

                                    PART I

ITEM 1. BUSINESS

Overview

   Interplay Entertainment Corp., a Delaware corporation, (together with its subsidiaries, the "Company" or "Interplay") is a leading developer, publisher and distributor of interactive entertainment software for both core gamers and the mass market. Interplay was incorporated in the State of California in 1982 and was reincorporated in the State of Delaware in May 1998. The Company, which commenced operations in 1983, is most widely known for its titles in the action/arcade, adventure/RPG, and strategy/puzzle categories. The Company has produced titles for many of the most popular interactive entertainment software platforms, and currently balances its development efforts by publishing interactive entertainment software for PCs and current generation video game consoles, such as the Sony PlayStation and Sega Dreamcast.

   The Company seeks to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and has published many such successful franchise titles to date. In addition, the Company holds licenses to use popular brands, such as Star Trek and Caesars Palace, for incorporation into certain of its products. Of the more than 40 titles currently in development by the Company, more than half are sequels to successful titles or incorporate licensed intellectual properties.

   In February 1999, in connection with the Company's acquisition of a minority membership interest in the parent entity of Virgin Interactive Entertainment Limited ("Virgin"), the Company entered into an International Distribution Agreement with Virgin (the "Virgin Distribution Agreement"). Pursuant to the Virgin Distribution Agreement, Virgin hired the Company's European sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. See "Business--Distribution--International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement".

   The Company completed equity transactions in 1999 and early in 2000 with Titus Interactive S.A. ("Titus"), which provided for the issuance of 10,795,455 shares of the Company's Common Stock and 719,424 shares of the Company's Preferred Stock for $55 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Control by Titus".

Products

   The Company develops, publishes and distributes interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. The Company utilizes the experience and judgment of the avid gamers in its product development group to select and produce the products it publishes. This has resulted in the publication of a wide variety of games that have received numerous awards, including the Academy of Interactive Arts & Sciences' Best Title, Computer Game Review's Gold and Platinum Triads, PC Entertainment's Editor's Choice Awards, and Computer Gaming World's Game of the Year.

   The Company's strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for the investment to be economically viable. The Company currently develops and publishes products compatible with multiple variations of the PC platform, including Windows 98 and 2000, and for currently-available video game consoles, including the Sony PlayStation and Sega Dreamcast. The Company anticipates the introduction of the Sony PlayStation 2 in the third quarter of 2000, and new platforms from Nintendo and Microsoft in 2001. In addition, the Company anticipates substantial growth in installed base for high-speed Internet access, with the possibility of significantly expanded technical capabilities for the PC platform.

   The Company assesses the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including the number of competing titles, the ratio of software sales to hardware sales with respect to the platform, the platform's installed base, the change in the rate of the platform's sales and the cost and timing of development for the platform. The Company must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, the Company is required to make substantial product development and other investments in a particular platform well in advance of the platform's introduction. If a platform for which the Company develops software is not released on a timely basis or does not attain significant market penetration, the Company's business, operating results and financial condition could be materially adversely affected. Alternatively, if the Company fails to develop products for a platform that does achieve significant market penetration, then the Company's business, operating results and financial condition could also be materially adversely affected.

   The Company has entered into license agreements with Sega, Sony Computer Entertainment and Nintendo pursuant to which the Company has the right to develop, sublicense and distribute products for the licensor's respective platforms in specified territories. The products are manufactured for the Company by the licensor. The Company pays the licensor a royalty or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for their platform and the packaging and marketing materials for such products. There can be no assurance that the Company will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. The inability of the Company to obtain such licenses or approvals could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Product Development

   The Company develops or acquires its products from a variety of sources, including its three internal development divisions, Shiny and publishing relationships with leading independent developers.

   The Development Process. The Company develops original products both internally, using its in-house development staff, and externally, using third party software developers working under contract with the Company. Producers on the Company's internal staff monitor the work of both inside and third party development teams through design review, progress evaluation, milestone review and quality assurance. In particular, each milestone submission is thoroughly evaluated by the Company's product development staff to ensure compliance with the product's design specifications and the Company's quality standards. The Company enters into consulting or development agreements with third party developers, generally on a flat-fee, work-for-hire basis or on a royalty basis, whereby the Company pays development fees or royalty advances based on the achievement of milestones. In royalty arrangements, the Company ultimately pays continuation royalties to developers once the Company's advances have been recouped. In addition, in certain cases, the Company will utilize third party developers to convert products for use with new platforms.

   The Company's products typically have short life cycles, and the Company depends on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously-released products to additional platforms, to generate revenues to fund operations and to replace declining revenues from existing products. The development cycle of new products is difficult to predict, and involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Dependence on New Product Introductions; Risk of Product Delays and Product Defects."

   During the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, the Company spent $20.6 million, $24.5 million, $14.3 million and $21.4 million, respectively, on product research and development activities. Those amounts represented 20.2%, 19.3%, 16.6% and 25.7%, respectively, of revenue in each of those periods.

 Internal Product Development

   U.S. Product Development. The Company's U.S. internal product development group (excluding Shiny's development group) consisted of approximately 210 people at December 31, 1999. Once a design is selected by the Company, a production team, development schedule and budget are established. The Company's internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and six to 12 months for the porting of a product to a different technology platform. The Company utilizes a variety of advanced hardware and software development tools, including animation, sound compression utilities, clay modeling and video compression for the production and development of its interactive entertainment software titles. The Company's internal development organization is divided into three divisions, each dedicated to the production and development of products for a particular product category. The Company also undertakes development activities through its subsidiary, Shiny. Within each division, development teams are assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians. The Company believes that this divisional approach promotes the creative and entrepreneurial environment necessary to develop innovative and successful titles. In addition, the Company believes that breaking down the development function into divisions enables it to improve its software design capabilities, to better manage its internal and external development processes and to create and enhance its software development tools and techniques, thereby enabling the Company to obtain greater efficiency and improved predictability in the software development process.

   Shiny. David Perry, Shiny's President and founder, has produced a number of highly successful interactive entertainment software titles, including CoolSpot, Aladdin, Earthworm Jim, Earthworm Jim II and MDK. Shiny currently has one original title under development. The Company will distribute this title worldwide under the Shiny label. Shiny's development group presently consists of approximately 25 people.

   International Development. The Company has international development resources through Interplay Productions Limited ("Interplay Europe"), whose software producers manage the efforts of local third party developers in European countries. The Company currently has several original products, under development through Interplay Europe. Interplay Europe's development group presently consists of approximately 5 people.

 External Product Development

   In order to expand its product offerings to include hit titles created by third party developers, and to leverage its sales and distribution capabilities, the Company enters into publishing arrangements with third party developers, including foreign developers and publishers who wish to utilize the Company's sales and distribution network in North America. In February 1999, the Company entered into a Product Publishing Agreement with Virgin Interactive Entertainment Limited pursuant to which the Company will publish substantially all of Virgin's titles in North and South America and Japan. In the years ended December 31, 1999, December 31, 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, approximately 75%, 70%, 50% and 33%, respectively, of new products released by the Company which the Company believes are or will become franchise titles were developed by third party developers. The Company expects that the proportion of its new products which are developed externally may vary significantly from period to period as different products are released. The Company's focus in obtaining publishing products is to select titles that combine advanced technologies with creative game design. The publishing agreements usually provide the Company with the exclusive right to distribute a product on a worldwide basis (however, in certain instances the agreement provides for a specified territory). The Company typically funds external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, the Company's publishing arrangements typically provide the Company with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. The Company manages the production of external development projects by appointing a producer from one of its internal product development divisions to oversee the product's development and work with the third party developer to design, develop and test the game.

   The Company believes this strategy of cultivating relationships with talented third party developers, such as the developers of Baldur's Gate, Descent and TombRaider, provides an excellent source of quality products, and a number of the Company's commercially successful products have been developed under this strategy. However, the Company's reliance on third party software developers for the development of a significant number of its interactive software entertainment products involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Dependence on Third Party Software Developers."

Sales And Distribution

   The Company's sales and distribution efforts are designed to broaden product distribution and to increase the penetration of the Company's products in domestic and international markets. The Company supplements its direct distribution efforts in North America with third party distributors and "affiliate label" relationships in which the Company serves as distributor for others. Over the past several years, the Company has increased its sales and distribution efforts in international markets through the formation of Interplay Europe, and most recently through the Virgin Distribution Agreement, and through licensing and third party distribution strategies elsewhere. The Company also distributes its software products through Interplay OEM in bundling transactions with computer, peripheral and various other companies and through on-line services.

   North America. In North America, the Company sells its products primarily to mass merchants, warehouse club stores, large computer and software specialty retail chains and through catalogs. In addition, the company sells its products to Internet commerce sites. A majority of the Company's North American retail sales are to direct accounts, and a lesser percentage are to third party distributors. The Company's principal direct retail accounts include CompUSA, Best Buy, Electronics Boutique, Wal-Mart and Software Acquisitions. The Company's principal distributors in North America include GT Interactive, Navarre, and Merisel. The Company also distributes product catalogs and related promotional material to end-users who can order products by direct mail, by using a toll-free number, or by accessing the Company's web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

   The Company sells to retailers and distributors through its North American sales organization. The Company's North American sales force is largely responsible for generating retail demand for the Company's products by presenting new products to the Company's retail customers in advance of the products' scheduled release dates, by providing technical advice with respect to the Company's products and by working closely with retailers and distributors to sell the Company's products. The Company typically ships its products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders, and net sales in any quarter are substantially dependent on orders recorded in that quarter. Any significant weakening in customer demand would therefore have a material adverse impact on the Company's operating results and on the Company's ability to maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality."

   The Company seeks to extend the life cycle and financial return of many of its products by marketing those products differently along the product's sales life. Although the product life cycle for each title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, the Company typically considers a title to be "back catalog" once it incurs its first price drop after its initial release. The Company utilizes marketing programs appropriate for each particular title, which generally include progressive price reductions over time to increase the product's longevity in the retail channel as the Company shifts its advertising support to newer releases.

   The Company has acquired the right to distribute certain products on an affiliate label basis whereby it distributes products that are produced and published by a third party and are marketed under the third party's name with the package bearing a notation that the product is being distributed by the Company. The Company's focus in obtaining affiliate label products is to select titles that complement the Company's product families. Products that are distributed through the Company's affiliate label program are generally purchased directly from the third party and sold based on a distribution mark-up.

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

   International. Prior to February 1999, the Company distributed its titles in Europe through Interplay Europe, and employed approximately 21 persons dedicated to sales and marketing in the European market. Interplay Europe had an agreement with Infogrames U.K. and Virgin to pool resources in order to distribute PC and video game console software to independent software retailers in the United Kingdom, and had distribution agreements with Acclaim Entertainment pursuant to which Acclaim Entertainment distributes certain of the Company's titles in selected European countries. Net revenues from such distribution agreements with Acclaim Entertainment represented 3.4% 9.6%, 7.4% and 14.9% of the Company's net revenues in the years ended December 31, 1999, December 31, 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, respectively. In February 1999, the Company completed an agreement to acquire a 43.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin. In connection with such acquisition, the Company entered into the Virgin Distribution Agreement, pursuant to which Virgin hired Interplay Europe's sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East for a seven year period. Under such agreement, the Company will pay Virgin a distribution fee for its marketing and distribution of the Company's products, as well as certain direct costs and expenses, and a fixed overhead fee that is subject to reduction in certain events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Distribution Agreement."

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

   OEM. Interplay OEM employs approximately 22 people, including 7 in Europe, focused on the distribution of interactive entertainment software in bundling transactions to the computer hardware industry. Under these arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. In addition,

Interplay OEM has established a development capability to create modified versions of titles which support its customers' technologies. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs. There can be no assurance that OEM sales will continue to generate consistent profits for the Company, and a decrease in OEM sales or margins could have a material adverse effect on the Company's business, operating results and financial condition. In addition to distributing the Company's titles, Interplay OEM serves as an exclusive OEM distributor for a number of interactive entertainment software publishers, including LucasArts Entertainment Company, Take Two Interactive, Fox Interactive, Westwood Studios, Virgin, Gathering of Developers, EMME Interactive and Titus. Interplay OEM's hardware customers include many of the industry's largest computer and peripheral manufacturers including IBM, Compaq, 3Dfx, Diamond Multimedia, Packard Bell/NEC, Creative Labs, Pioneer Electronic, Canon, Dell and Logitech. OEM devotes five employees to modifying existing products into suitable OEM products. Interplay OEM has expanded its business model to include licensing of the represented software as a premium to the non-Information Technology marketplace, as well as continuing its licensing and merchandising activities on behalf of Interplay and Shiny including television animation, novelizations, strategy guides and other merchandise tied to Interplay's entertainment properties.

   The Company's North American and international distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms. The Company considers return requests on a case-by-case basis, taking into consideration factors such as the products involved, the customer's historical sales volume and the customer's credit status. The Company also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company manages its returns and markdown allowances through its authorization procedure, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to distribution channels. The Company's reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $9.2 and $18.4 million at December 31, 1999 and 1998, respectively. Product returns and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

Marketing

   The Company's marketing department is organized into product groups aligned with its three internal development divisions and Shiny to promote a focused marketing strategy and brand image for each division. Integrated into these product groups are public relations for each division. In addition, the marketing department has four functional groups (web department, event coordination, creative services and advertising) that support these four product groups.

   The Company's marketing department develops and implements marketing programs and campaigns for each of the Company's titles and product groups. The Company's marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. The Company sends direct and electronic mail promotional materials to its large database of gamers. The Company has also selectively used radio and television advertisements in connection with the introduction of certain of its products. The Company budgets a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders. The Company anticipates that over time, as the market for its products matures and competition becomes more intense, it will become necessary to devote more overall resources to marketing its products but marketing costs for its products should remain proportional to revenues.

   The Company maximizes on-line marketing through web advertising and the maintenance of several web sites. These sites provide news and information of interest to its customers through free demonstration versions, contests, games, tournaments and promotions. Also, to generate interest in new product introductions, the Company provides free demonstration versions of upcoming titles both through magazines and through game samples that consumers can download from the Company's web site. In addition, marketing hosts on-line events and maintains a vast collection of message boards to keep customers informed on shipped and upcoming titles.

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

   The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts Inc., GT Interactive Software Corp., Take Two Interactive Software Inc, THQ Inc., The 3DO Compay, Eidos PLC, Infogrames Entertainment, Mattel, Inc., Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment, Inc., Havas Interactive and Hasbro, Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more time on the Internet and on-line services.

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

Manufacturing

   The Company's PC-based products consist primarily of CD-ROMs and DVDs, user manuals and packaging. Substantially all of the Company's CD-ROM and DVDs duplication is performed by unaffiliated third parties. Printing of the user manual and packaging, manufacturing of related materials and assembly of completed packages are performed to the Company's specifications by unaffiliated third parties. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its CD-ROM or DVD based products, and has not experienced significant returns due to manufacturing defects.

   Sony Computer Entertainment, Sega and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively within a relatively short lead-time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. If the Company experiences unanticipated delays in the delivery of manufactured software products, its net sales and operating results could be materially adversely affected. Furthermore, the long manufacturing cycle associated with video game cartridges requires that the Company forecast retailer and consumer demands for its manufactured titles further in advance of shipment than for PC-based products, PlayStation or Dreamcast CD-ROMs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Intellectual Property And Proprietary Rights

   The Company holds copyrights on its products, product literature and advertising and other materials, and holds trademark rights in the Company's name, the Interplay logo, its "By Gamers. For Gamers.(TM)" slogan and certain of its product names and publishing labels. The Company also holds rights under a patent application related to the software engine for one of its products. The Company has licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receives royalties on such licenses. The Company also outsources some of its product development to third party developers, contractually retaining all intellectual property rights related to such projects. The Company also licenses certain products developed by third parties and pays royalties on such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Product Development."

   The Company regards its software as proprietary and relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary rights. The Company owns or licenses various copyrights and trademarks. While the Company provides "shrinkwrap" license agreements or limitations on use with its software, the enforceability of such agreements or limitations is uncertain. The Company is aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of the Company's interactive entertainment software products were to occur, the Company's operating results could be materially adversely affected. The Company uses copy protection on selected products and it does not provide source code to third parties unless they have signed nondisclosure agreements.

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

Employees

   As of December 31, 1999, the Company had 417 full time employees, including 210 in product development, 85 in sales and marketing and 65 in finance, general and administrative. This includes 28 full time employees of Shiny, 22 full time employees of Interplay OEM and 7 full time employees of Interplay Europe. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

   From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's products, and the Company expects to continue this practice in the future. These performers are typically members of the Screen Actors Guild ("SAG") or other performers' guilds, which guilds have established collective bargaining agreements governing their members' participation in interactive media projects. The Company or an affiliated entity may be required to become subject to the jurisdiction of SAG's collective bargaining agreement, or some other applicable performers' guild, with respect to the Company's development projects in the future in order to engage the services of performers in the development of the Company's products.

ITEM 2. PROPERTIES

   The Company's headquarters are located in Irvine, California, where the Company leases approximately 81,000 square feet of office space. This lease expires in June 2006 and provides the Company with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. Interplay Europe leases approximately 10,000 square feet of space in Buckinghamshire, England. This lease expires in October 2014 and, Interplay Europe has the option for early termination of the lease in November 2000 or in November 2005. In addition, Interplay Europe subleases approximately 1,700 square feet of office space in Central London, England from Virgin. This lease expires in July 2000. Shiny leases approximately 4,100 square feet of space in Laguna Beach, California, which lease expires in October 2000 and which provides Shiny with an option to extend the term for an additional five years. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of the Company's operations.

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

   The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of December 31, 1999 under the applicable agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock is traded on The NASDAQ Stock Market National Market System under the symbol "IPLY". As of December 31, 1999, there were approximately 2,000 holders of the Common Stock.

   The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated.

   For the Year ended December 31, 1998                             High   Low
   ------------------------------------                             ----- -----
   Second Quarter.................................................. $6.19 $5.75
   Third Quarter...................................................  7.50  3.19
   Fourth Quarter..................................................  3.00  1.50

   For the Year ended December 31, 1999                             High   Low
   ------------------------------------                             ----- -----
   First Quarter................................................... $3.00 $1.69
   Second Quarter..................................................  2.63  1.88
   Third Quarter...................................................  2.94  2.00
   Fourth Quarter..................................................  4.44  1.56

Dividend Policy

   The Company anticipates that all future earnings will be retained to finance future operations, and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company's current credit agreement restricts the Company from paying cash dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

   The following is a summary of transactions by the Company during the year ended December 31, 1999 involving sales of the Company's securities that were not registered under the Securities Act:

   During the year ended December 31, 1999, the Company issued an aggregate of 2,208,028 nonqualified stock options to purchase Common Stock pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan") to officers, directors and employees of the Company at a weighted average exercise price of $2.14. Such options were issued but not sold, in the view of the Company, and, therefore, registration thereof was not required. During the period referred to above, options to issue 287,958 shares or the Company's Common Stock pursuant to the 1997 Plan were exercised.

   As a result of the two equity transactions with Titus in 1999, the Company issued and sold 10,795,455 shares of the Company's Common Stock for $35 million. Subsequent to December 31, 1999, the Company also issued 719,424 shares of Preferred Stock to Titus for $20 million in a transaction that included warrants to Titus for up to 500,000 shares of Common Stock at $3.79 per share. The Company issued 484,848 shares of the Company's Common Stock to RuneCraft Limited. An employee of the Company was issued 56,208 shares of the Company's Common Stock. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated statements of operations data for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, and the selected consolidated balance sheets data as of December 31, 1999 and 1998 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended April 30, 1996 and 1995, and the selected consolidated balance sheets data as of December 31, 1997, April 30, 1997, 1996 and 1995 are derived from the Company's audited consolidated financial statements not included in this Form 10-K. The Company's historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                              Eight Months
                             Years Ended         Ended
                            December 31,      December 31,  Years Ended April 30,
                          ------------------  ------------ --------------------------
                            1999      1998        1997       1997     1996     1995
                          --------  --------  ------------ --------  -------  -------
                             (Dollars in thousands, except per share amounts)
Statements of Operations
 Data(1):
Net revenues............  $101,930  $126,862    $85,961    $ 83,262  $96,952  $79,546
Cost of goods sold......    61,103    71,928     44,864      62,480   49,939   45,491
                          --------  --------    -------    --------  -------  -------
Gross profit............    40,827    54,934     41,097      20,782   47,013   34,055
Operating expenses:
 Marketing and sales....    32,432    39,471     20,603      24,627   23,285   14,280
 General and
  administrative........    15,247    12,841      8,989       9,408    9,025    5,528
 Product development....    20,629    24,472     14,291      21,431   15,120    8,200
 Other..................     5,323       --         --          --       --       --
                          --------  --------    -------    --------  -------  -------
 Total operating
  expenses..............    73,631    76,784     43,883      55,466   47,430   28,008
                          --------  --------    -------    --------  -------  -------
Operating income
 (loss).................   (32,804)  (21,850)    (2,786)    (34,684)    (417)   6,047
Other income (expense)..    (3,471)   (4,933)    (2,273)     (1,600)    (807)   1,046
                          --------  --------    -------    --------  -------  -------
Income (loss) before
 income taxes...........   (36,275)  (26,783)    (5,059)    (36,284)  (1,224)   7,093
Provision (benefit) for
 income taxes...........     5,410     1,437        --       (9,065)    (480)   2,844
Net income (loss).......  $(41,685) $(28,220)   $(5,059)   $(27,219) $  (744) $ 4,249
                          ========  ========    =======    ========  =======  =======
Net income (loss) per
 share (2):
 Basic..................  $  (1.86) $  (1.91)   $ (0.45)   $  (2.46) $ (0.07) $  0.40
 Diluted................  $  (1.86) $  (1.91)   $ (0.45)   $  (2.46) $ (0.07) $  0.35
                          ========  ========    =======    ========  =======  =======
Selected Operating Data:
Net revenues by
 geographic region:
 North America..........  $ 49,443  $ 73,865    $51,833    $ 38,606  $54,702  $51,892
 International..........    30,310    35,793     24,642      32,006   24,579   13,829
 OEM, royalty and
  licensing.............    22,177    17,204      9,486      12,650   17,671   13,825
Net revenues by
 platform:
 Personal computer......  $ 65,397  $ 67,406    $42,520    $ 45,192  $60,254  $36,804
 Video game console.....    14,356    42,252     33,955      25,420   19,027   28,917
 OEM, royalty and
  licensing.............    22,177    17,204      9,486      12,650   17,671   13,825

                                   December 31,                   April 30,
                          -------------------------------- --------------------------
                            1999      1998        1997       1997     1996     1995
                          --------  --------  ------------ --------  -------  -------
                                           (Dollars in thousands)
 Balance Sheets Data:
 Working capital........  $ (7,622) $ (3,135)   $13,616    $  7,890  $18,485  $25,227
 Total assets...........    56,936    74,944     77,821      69,005   68,511   44,226
 Total debt.............    19,630    24,651     38,154      14,970      108      262
 Stockholders' equity
  (deficit).............    (2,071)    4,193     (1,267)      3,401   30,195   30,069

--------
(1) Effective May 1, 1997, the Company changed its year end from April 30 to December 31.
(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

General

   The Company derives net revenues primarily from direct sales of interactive entertainment software for PCs and video game consoles to retailers and mass merchants, from indirect sales to software distributors in North America and internationally, from the distribution by the Company on an affiliate label basis of titles published by third parties, and from direct sales to end-users through the Company's catalogs and the Internet. The Company also derives royalty-based revenues from licensing arrangements, from the sale of products by third party distributors in North America and international markets, and from OEM bundling transactions.

   Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to create and sell multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as copies are duplicated. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

   In order to expand the Company's distribution channels and engage in software development in overseas markets, in 1995 the Company established operations in the United Kingdom and in Japan. In July 1997, the Company initiated a licensing strategy in Japan and terminated its operations there. In February 1999, the Company undertook a restructuring of its operations in the United Kingdom that included its investment in VIE Acquisition Group LLC ("VIE"). In connection with the Company's investment in VIE, the Company entered into an exclusive distribution agreement with Virgin Entertainment Interactive Limited ("Virgin") which is controlled by VIE and integrated its distribution operations with Virgin which substantially reduced its sale and marketing personnel in Europe. The Company still maintains its European OEM and product development operations. International net revenues accounted for approximately 29.7%, 28.2%, 28.7% and 38.4% of the Company's net revenues during the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, respectively.

   In January 1997, the Company formed a wholly owned subsidiary, Interplay OEM, Inc. ("Interplay OEM"), which had previously operated as a division of the Company. Interplay OEM distributes the Company's interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. The Company also derives net revenues from the licensing of certain of its intellectual properties and certain of its products to third parties for distribution in markets and through channels that are outside the Company's primary focus. OEM, royalty and licensing net revenues accounted for 21.8%, 13.6%, 11.0% and 15.2% of the Company's total net revenues for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the fiscal year ended April 30, 1997, respectively. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs, Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by the Company. Typically, cost of goods sold as a percentage of net revenues for video game console products and affiliate label products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with these products. Also included in the cost of goods sold is the amortization of prepaid royalty and license fees paid to third party software developers. Prepaid royalties are expensed over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. The Company evaluates the likelihood of future realization of prepaid royalties quarterly, on a product-by-product basis, and charges cost of goods sold for any amounts that it deems unlikely to be realized through future product sales.

   For the year ended December 31, 1999, the Company's net loss was $41.7 million. The Company's results from operations were adversely affected by several factors. The Company was unable to ship two major titles and a third major title was shipped later than expected which adversely affected sales volume. The Company experienced higher product returns and markdown allowances than expected during the year ended December 31, 1999 due to certain title releases that did not gain broad market acceptance. In addition, the Company expensed a $6.9 million provision for bad debt and $5.3 million for asset valuation, severance charges and provision to cover certain minimum operating charges payable to Virgin associated with the restructured operations of the Company. The Company has taken certain actions with the objective of improving its operating results in the future, including the reduction of its sell-in unit quantities to limit potential price protection and product return exposure.

   Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31. Accordingly, the discussion of financial results set forth below compares the year ended December 31, 1999 to the comparable 1998 period, the year ended December 31, 1998 to the previous year ended April 30, 1997 and compares the eight months ending December 31, 1997 to the comparable 1996 period.

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

Results of Operations

   The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                             Year Ended        Eight Months Ended
                            December 31,          December 31,         Year Ended
                          ---------------   ------------------------   April 30,
                           1999     1998     1997           1996          1997
                          ------   ------   ---------   ------------   ----------
                                                        (unaudited)
Statements of Operations
 Data:
Net revenues............   100.0%   100.0%      100.0%         100.0%    100.0%
Cost of goods sold......    59.9     56.7        52.2           70.9      75.0
                          ------   ------   ---------      ---------     -----
Gross margin............    40.1     43.3        47.8           29.1      25.0
Operating expenses:
  Marketing and sales...    31.8     31.1        24.0           31.3      29.6
  General and
   administrative.......    15.0     10.1        10.5           17.3      11.3
  Product development...    20.2     19.3        16.6           24.8      25.7
  Other.................     5.2      --          --             --        --
                          ------   ------   ---------      ---------     -----
    Total operating
     expenses...........    72.2     60.5        51.1           73.4      66.6
                          ------   ------   ---------      ---------     -----
Operating income
 (loss).................   (32.1)   (17.2)       (3.3)         (44.3)    (41.6)
Other income (expense)..    (3.4)    (3.9)       (2.6)          (2.2)     (1.9)
                          ------   ------   ---------      ---------     -----
Loss before income
 taxes..................   (35.5)   (21.1)       (5.9)         (46.5)    (43.5)
Provision (benefit) for
 income taxes...........     5.3      1.1         --           (11.8)    (10.9)
                          ------   ------   ---------      ---------     -----
Net loss................   (40.8)%  (22.2)%      (5.9)%        (34.7)%   (32.6)%
                          ======   ======   =========      =========     =====
Selected Operating Data:
Net revenues by segment:
  North America.........    48.5%    58.2%       60.3%          55.1%     46.4%
  International.........    29.7     28.2        28.7           27.7      38.4
  OEM, royalty and
   licensing............    21.8     13.6        11.0           17.2      15.2
                          ------   ------   ---------      ---------     -----
                           100.0%   100.0%      100.0%         100.0%    100.0%
                          ======   ======   =========      =========     =====
Net revenues by
 platform:
  Personal computer.....    64.1%    53.1%       49.5%          50.9%     54.3%
  Video game console....    14.1     33.3        39.5           31.9      30.5
  OEM, royalty and
   licensing............    21.8     13.6        11.0           17.2      15.2
                          ------   ------   ---------      ---------     -----
                           100.0%   100.0%      100.0%         100.0%    100.0%
                          ======   ======   =========      =========     =====

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

 North American, International and OEM, Royalty and Licensing Net Revenues

   Net revenues for the year ended December 31, 1999 decreased compared to the same period in 1998. The decrease in North American net revenues for the year ended December 31, 1999 was primarily due to less major title releases across multiple platforms and resulting decreases in unit sales volume in the 1999 period, in addition the Company experienced a high level of product returns and markdowns due to certain titles that did not gain broad market acceptance. The decrease in international net revenues was due primarily to decreased net revenues in Europe due to less major title releases across multiple platforms and resulting decreases in unit sales volume in the 1999 period. OEM, royalty and licensing net revenues increased in the year ended December 31, 1999 compared to the same period in 1998 due to increased net revenues in the OEM business and increased net revenues in licensing. The Company expects that OEM, royalty and licensing net revenues in 2000 will be generally consistent with 1999.

 Platform Net Revenues

   PC net revenues remained relatively even in the year ended December 31, 1999 compared to the same period in 1998 due to the continued sales of Baldur's Gate and new major title releases such as Baldur's Gate: Tales of the Sword Coast, Descent 3, Freespace 2, Kingpin, Starfleet Command and Torment offset by a lower number of titles released overall. The Company expects its PC net revenues to increase in 2000. Video game console net revenues decreased in the year ended December 31, 1999 compared to the same period in 1998 due to fewer major title releases. Major console title releases in the 1999 period included Baseball 2000 (PlayStation), Caesar's Palace II (Game Boy Color) and Incoming (Dreamcast). Even though video game console sales are not expected to grow in 2000 for this segment of the industry, the Company expects its video game console net revenues to increase in 2000 as a result of the added penetration into this segment and the expected release of more titles.

 Cost of Goods Sold; Gross Margin

   Cost of goods sold decreased in the year ended December 31, 1999 compared to the same period in 1998 due to lower net revenues and a higher percentage of PC titles as compared to video game console titles, offset by write-offs of prepaid royalties relating to titles which had been canceled due to the Company discontinuing its licensed sports product line. The Company expects its cost of goods sold to increase in 2000 due to its expected higher net revenues base. The decrease in gross margin was primarily due to a high level of product returns and markdowns due to certain titles that did not gain broad market acceptance. The Company expects its gross margin to increase in 2000 due to a significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy to improve inventory management and reduce returns and allowances.

 Marketing and Sales

   Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, monthly overhead and distribution fees payable to Virgin and other related operating expenses. Marketing and sales expenses decreased in the year ended December 31, 1999 compared to the same period in 1998. The decrease is primarily attributable to decreased advertising, specifically television advertising, and other marketing costs associated with fewer major titles released during the 1999 period. In addition, the Company reduced personnel and commission expense in connection with the restructuring of European operations, including the distribution agreement entered into in February 1999 between the Company and Virgin. The Company expects its marketing and sales expenses to continue to decrease in 2000.

 General and Administrative

   General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses increased in the year ended December 31, 1999 compared to the same period in 1998. The increase is primarily attributable to a provision for bad debt expense of $6.9 million in 1999 in response to, among other things, the deteriorating financial condition of certain customers, which placed serious doubts on their ability and intent to pay. General and administrative expenses other than bad debt expense decreased in the 1999 period. This decrease is primarily due to the reorganization of the Company's European operations and successful efforts to reduce North American operating expenses. The Company expects its general and administrative expenses to decrease in 2000.

 Product Development

   Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. Product development expenses decreased in the year ended December 31,

1999 compared to the same period in 1998. The decrease is primarily due to cost efficiencies achieved as a result of the reorganization of the development process. Because of product development efforts in anticipation of new video game console platforms, the Company expects its product development expenses to increase in 2000.

 Other Operating Expense

   Other operating expenses are primarily non-recurring or unusual expenses associated with the operations of the Company in 1999. Other operating expenses of $5.3 million for the year ended December 31,1999 included $2.4 million for restructuring, asset valuations and severance charges. These charges were incurred primarily in connection with restructuring the European operations, including establishing the new distribution arrangements in Europe whereby Virgin replaced the third party distribution arrangements and the Company recorded provisions for the costs of reductions in work force and facilities move, including asset valuation, severance expenses and estimated facility lease termination charges. In addition, the Company recorded a $2.9 million provision to cover certain minimum operating charges payable to Virgin. The Company does not expect to incur any further restructuring or asset valuation charges in connection with its distribution arrangement in Europe.

 Other Income (Expense)

   Other income (expense) primarily consists of interest expense on the Company's line of credit. Such other expense decreased in the year ended December 31, 1999 compared to the same period in 1998. This decrease was primarily due to decreased interest expense due to decreased borrowings under the Company's line of credit and the repayment of the Subordinated Secured Promissory Notes in June 1998. These borrowings were repaid with the proceeds of the Company's IPO in June 1998 and the equity investments by Titus Interactive, S.A. ("Titus") in 1999.

 Provision (Benefit) for Income Taxes

   The Company recorded a tax provision of $5.4 million in the year ended December 31, 1999, as compared with a tax provision of $1.4 million in the comparable 1998 period. The tax provision recorded during both periods represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods. The Company has a deferred tax asset of approximately $35 million that has been fully reserved at December 31, 1999. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized.

Year Ended December 31, 1998 Compared to the Year Ended April 30, 1997

 North American, International and OEM, Royalty and Licensing Net Revenues

   Net revenues for the twelve months ended December 31, 1998 increased compared to the twelve months ended April 30, 1997. The increase in North American net revenues for the twelve months ended December 31, 1998 was primarily due to increased title releases across multiple platforms and resulting increases in unit sales volume in the 1998 period. A high level of product returns and markdowns due to certain title releases that did not gain broad market acceptance adversely affected both periods. The increase in international net revenues was primarily attributable to increased net revenues in Europe due to an increase in the number of titles that achieved broad market acceptance. OEM, royalty and licensing net revenues increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997.

 Platform Net Revenues

   PC net revenues increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997 due to new major title releases such as Baldur's Gate, Die By The Sword, Descent: Freespace The Great War, Fallout 2, VR Sports Powerboat Racing, Redneck Deer Huntin' and Redneck Rides

Again. Video game console net revenues also increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997 due to new major PlayStation title releases in the 1998 period such as Caesars Palace II, Crime Killer, Heart of Darkness, VR Sports Powerboat Racing, VR Baseball '99 and Wild 9.

 Cost of Goods Sold; Gross Margin

   Cost of goods sold increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997 mainly due to a higher net revenues base. Both periods were adversely impacted by the effect of write-offs of prepaid royalties relating to titles or platform versions of titles that had been canceled or that were expected to achieve lower unit sales than were originally anticipated. The increase in gross margin in the 1998 period over the 1997 period was primarily due to lower write-offs of prepaid royalties related to titles or platform versions of titles that had been canceled or that were expected to achieve lower unit sales than were originally anticipated. A high level of product returns and markdowns due to certain title releases that did not gain broad market acceptance adversely affected both periods.

 Marketing and Sales

   Marketing and sales expenses increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997. The increase was primarily due to increases in advertising and other marketing costs associated with the increase in major titles launched and products sold, including increased cooperative advertising and marketing development funds, increased advertising and commissions on product releases in the U.S. and the European markets during the 1998 period as well as television advertising for Wild 9 and Heart of Darkness, two titles launched during the 1998 period.

 General and Administrative

   General and administrative expenses increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997. The increase in the twelve months ended December 31, 1998 was primarily attributable to higher overhead costs including a $0.8 million provision for uncollectable amounts owed to the Company by Engage Games Online, which is majority-owned by the company's Chairman and Chief Executive Officer.

 Product Development

   Product development expenses increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997. The increase was primarily due to an increase in the number of products under development, offset in part by cost efficiencies achieved as a result of the reorganization of the development process late in 1998.

 Other Income (Expense)

   Other expense increased in the twelve months ended December 31, 1998 compared to the twelve months ended April 30, 1997. The increase in the twelve months ended December 31, 1998 was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements prior to the completion of the IPO in June 1998 and interest on the Subordinated Secured Promissory Notes. The Company used the proceeds of the IPO to repay those Subordinated Secured Promissory Notes that were not converted into Common Stock and to pay down the bank line of credit, both of which resulted in lower interest expense in the second half of 1998.

 Provision (Benefit) for Income Taxes

   The Company recorded a tax provision of $1.4 million in the twelve months ended December 31, 1998, as compared with a tax benefit of $9.1 million in the twelve months ended April 30, 1997. The $1.4 million tax provision for 1998 consists primarily of an increase in the deferred tax valuation of $2.0 million, offset by a foreign tax benefit of $0.6 million.

Eight Months Ended December 31, 1997 Compared to the Eight Months Ended December 31, 1996

 North American, International and OEM, Royalty and Licensing Net Revenues

   Net revenues for the eight months ended December 31, 1997 increased compared to the same period in 1996 period. The increase in North American and international net revenues for the eight months ended December 31, 1997 was primarily due to increased title releases across multiple platforms in 1997. In addition, the Company experienced a higher than expected level of product returns and markdowns due to certain titles that did not gain broad market acceptance. OEM, royalty and licensing net revenues decreased in the 1997 period compared to the 1996 period.

 Platform Net Revenues

   PC net revenues increased in the eight months ended December 31, 1997 compared to the same period in 1996 due to new major title releases such as Fallout and Star Trek: Starfleet Academy. Video game console net revenues increased in the eight months ended December 31, 1997 compared to the same period in 1996 due to new major title releases such as Clay Fighter 63 1/3 (Nintendo 64).

 Cost of Goods Sold; Gross Margin

   Cost of goods sold increased in the eight months ended December 31, 1997 compared to the same period in 1996. Gross margin as a percentage of net revenue increased in the 1997 period compared to the 1996 period. The increase in gross margin was primarily due to reductions in sales by the Company on affiliate label titles published by third parties, reductions in OEM royalty expenses as a percentage of net revenues, and changes in the product mix of externally developed products released during the periods, offset in part by greater manufacturing costs attributable to an increased number of video game console products released during the 1997 period. The 1996 period also included the effects of additional write-offs of prepaid royalties relating to titles or platform versions of titles which had been canceled or which were expected to achieve lower unit sales than were originally forecast.

 Marketing and Sales

   Marketing and sales expenses increased in the eight months ended December 31, 1997 compared to the same period in 1996. The increase in absolute dollars was primarily due to advertising and other marketing costs associated with the increase in products launched during the period. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies gained as a result of an increased net revenues base.

 General and Administrative

   General and administrative expenses increased in the eight months ended December 31, 1997 compared to the same period in 1996. The increase in absolute dollars was primarily attributable to increased personnel and operations and facilities costs both in North America and Europe in support of increased net revenues. The decrease as a percentage of net revenues was primarily attributable to operating efficiencies gained as a result of an increased net revenues base.

 Product Development

   Product development expenses increased in the eight months ended December 31, 1997 compared to the same period in 1996. The increase in absolute dollars was primarily due to the addition of personnel in the Company's product development group, an increase in the number of products under development and the initiation of European and OEM product development in the 1997 period. The decrease as a percentage of net revenues primarily reflected operating efficiencies gained as a result of increased net revenues.

 Other Income (Expense)

   Other expense increased in the eight months ended December 31, 1997 compared to the same period in 1996. This increase was primarily due to increased borrowings under the Company's line of credit to support increased working capital requirements in the 1997 period and interest on the Subordinated Secured Promissory Notes, which were issued from October 1996 through February 1997 and were outstanding throughout the 1997 period.

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

   As of December 31, 1999 the Company's principal sources of liquidity included cash of $399,000 and the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87 percent (11.35 percent as of December 31, 1999). Under the terms of the line of credit, the Company has maximum availability for borrowings and letters of credit up to $25 million based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit also provides that the Company may borrow up to $7 million in excess of its borrowing base. Under the line of credit the Company is required to maintain a cash collateral deposit of $2.5 million and a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). As of December 31, 1999, the Company's balance on the line of credit was $19.2 million with no stand by letters of credit outstanding. The amount available for borrowing under the line of credit was $1.9 million as of December 31, 1999. Subsequent to December 31, 1999, The Company extended its line of credit through April 2001 generally under the same terms, except that Titus provided a $20 million corporate guarantee and the financial institution agreed to release to the Company the $2.5 million of cash held as collateral. In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit, if the Company defaults in accordance with the line of credit agreement, and Titus is forced to pay on its corporate guarantee, Titus may have the right to receive additional shares of the Company's Common Stock upon conversion of their Preferred Stock. In addition, the Company secured a $5 million supplemental line of credit with Titus through April 2001.

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

   The Company's primary capital needs have historically been to fund working capital requirements necessitated by its net losses, its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $26.4 million during the year ended December 31, 1999, primarily attributable to a decrease in accounts payable and accrued liabilities and the net loss for the year, offset in part by a decrease in trade receivables, the write off of the deferred tax asset and depreciation and amortization. Cash provided by financing activities of $27.8 million for the year ended December 31, 1999 consisted primarily of the proceeds from the equity investments by Titus, offset partially by the paydown of borrowings on the Company's line of credit. Cash used in investing activities of $1.6 million for the year ended December 31, 1999 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

   In February 1999, the Company acquired a 43.9% membership interest in VIE, the parent entity of Virgin. Under the terms of an International Distribution Agreement entered into between the Company and Virgin in connection with the acquisition of that interest, the Company must pay overhead fees and expenses, subject to reduction in certain events, and distribution fees for the marketing and distribution of the Company's products based on net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement".

   To reduce the Company's working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments and has scaled back certain product development and marketing programs. In addition, the Company believes that its International Distribution Agreement with Virgin will reduce its international costs and expenses in future periods. The Company is pursuing various alternatives, including further expense reductions, in an effort to continue to reduce operating expenses as much as possible without an adverse impact on its ability to generate successful future business activities. There can be no assurance that the Company will be able to undertake such measures, or that such measures would not materially and adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. In addition, the Company's long term liquidity will be materially dependent on its ability to develop and market successful titles for the hardware platforms that dominate the interactive entertainment market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Liquidity; Future Capital Requirements".

   To provide working capital to support the Company's future operations, the Company took several actions during 1999, and in early 2000, the Company extended the expiration of its line of credit to April 2001, as discussed above. In addition, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 14, 2000 and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent dividend per annum. The Company may redeem the Preferred Stock at any time at the original issue price. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock. Conversion rights are limited to 5,504,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In the event that the Company defaults on its line of credit and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and, if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares. In connection with this transaction, Titus received a warrant for 350,000 shares of Common Stock at $3.79 per share exercisable at any time, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company does not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights. The Company also obtained a $5 million supplemental secured line of credit with Titus through April 2001. Amounts drawn on this line will be subject to interest of up to 12 percent per annum payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will become exercisable if and to the extent that the Company draws on the line of credit, as defined.

   The Company believes that funds available under its line of credit, amounts to be received from equity financing, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternate financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in 2000 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

Year 2000 Issue

   To date, no significant problems related to the Year 2000 issue have been identified in the Company's internal systems or with its vendors, suppliers, service providers or customers that would materially impact the Company's business. Also, no significant Year 2000 issues have been identified with the internally developed or third party products that the Company distributes.

   Although the Company does not expect any significant future Year 2000 related failures or malfunctions, the Company will continue to monitor its internal systems and work closely with its suppliers, service providers and customers to seek to avoid any material interruptions in its business.

   The Company has spent approximately $300,000 for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance plan. No further significant expenditures are currently expected.

FACTORS AFFECTING FUTURE PERFORMANCE

   Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

   We used net cash in operations of $26.4 and 18.8 million during the years ended December 31, 1999 and 1998, respectively. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, line of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. We may have to seek additional funds through debt or equity financings, product licensing or distribution transactions or other sources of financing in order to provide ourselves with enough working capital. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our financial lender, for some of these measures, and we cannot assure you that we would be able to obtain those approvals.

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

Significant Recent Losses

   We have experienced significant net losses in recent periods, including losses of $41.7 million and $28.2 million for the years ended December 31, 1999 and 1998, respectively. These losses resulted largely from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year, and the cost of restructuring our operations, including international distribution arrangements. These losses also resulted from lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

Dependence on New Product Introductions; Risk of Product Delays and Product Defects

   Our products typically have short life cycles, and we depend on the timely introduction of successful new products to generate net revenues, to fund operations and to replace declining net revenues from older products. These new products include enhancements of or sequels to our existing products and conversions of previously released products to additional platforms. If in the future, for any reason, net revenues from new products fail to replace declining net revenues from existing products, our business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months with six to 12 months for adapting a product to a different technology platform. In the past, we have frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of these products and on our business, operating results and financial condition. The cost of developing and marketing new interactive entertainment software has increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, the increasing sophistication of hardware technology and consumer tastes and the increasing costs of obtaining licenses for intellectual properties. We expect this trend to continue. We cannot assure you that our new products will be introduced on schedule, if at all, or that, if introduced, these products will achieve significant market acceptance or generate significant net revenues for us. In addition, software products as complex as the ones we offer may contain undetected errors when first introduced or when new versions are released. We cannot assure you that, despite testing prior to release, errors will not be found in new products or releases after shipment, resulting in loss of or delay in market acceptance. This loss or delay could have a material adverse effect on our business, operating results and financial condition.

Uncertainty of Market Acceptance; Dependence on Hit Titles

   Consumer preferences for interactive entertainment software are always changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved continued market acceptance. Instead, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in our industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. We expect the importance of introducing hit titles to increase in the future. We cannot assure you that our new products will achieve significant market acceptance, or that we will be able to sustain this acceptance for a significant length of time if we achieve it. We also cannot assure you that product life cycles will be sufficient to permit us to recover product development and other associated costs. Most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. We believe that these trends will continue in our industry and that our future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. Further, if we do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant markdown allowances to maintain our relationship with retailers and our access to distribution channels. For example, we had significantly higher than expected product returns and markdowns during the year ended December 31, 1999 and we cannot assure you that higher than expected product returns and markdowns will not continue in the future. In the event that we are forced to accept significant product returns or grant significant markdown allowances, our business, operating results and financial condition could be materially adversely affected.

Control by Titus

   Titus currently owns 12,817,255 shares, or approximately 43 percent, of our outstanding Common Stock, 718,424 shares of our Series A Preferred Stock which have certain voting rights and are convertible into at least 7,184,240 shares of Common Stock at any time after May 2001 if not previously redeemed by the Company, and warrants for up to 500,000 shares of our Common Stock. In addition, if we default on our line of credit and Titus is obligated to pay on the $20 corporate guarantee that they provided on the extension of our line of credit through April 2001, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock, which would constitute over 75 percent of our Common Stock as of the date hereof. In connection with Titus' investment, Herve Caen, Titus' president and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve's brother Eric Caen, also serves on our Board of Directors. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the approval of significant corporate actions, and Herve and Eric Caen have substantial authority over our operations. As the Company's capital structure currently stands, in the event that the Stockholder Agreement pursuant to which our Board of Directors is currently nominated terminates, Titus would be able to elect 3 of 7 members of the Board of Directors. In the event Titus acquires enough additional shares of our common stock so that it owns more than 50% of our total outstanding common stock, Titus would be able to elect a majority of our Board of Directors, set our dividend policy and otherwise exercise substantial control over our management. This control could prevent or hinder a sale of the Company on terms that are not acceptable to Titus.

Continued Listing on the NASDAQ National Market

   Our Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. In the event that we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the NASDAQ National

Market. If our Common Stock were delisted from the NASDAQ National Market, trading of our Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

Distribution Agreement

   In connection with our acquisition of a 43.9 percent membership interest in Virgin's parent entity in February 1999, we signed an International Distribution Agreement with Virgin. Under this Agreement, we appointed Virgin as our exclusive distributor for substantially all of our products in Europe, the CIS, Africa and the Middle East, subject to certain reserved rights, for a seven-year period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, our business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin hired our European sales and marketing personnel, and we pay Virgin a distribution fee for marketing and distributing our products, as well as certain direct costs and expenses, and a fixed overhead fee that is subject to reduction in certain events. In the year ended December 31, 1999, we recorded a $2.9 million provision to cover certain minimum operating charges in 1999. In addition, due to the fixed nature of the overhead fee, we will not be able to reduce our European sales and marketing expenses in response to downturns in our sales in Europe, which could have a material adverse effect on our business, operating results and financial condition.

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

Rapidly Changing Technology; Platform Risks

   The interactive entertainment software industry is subject to rapid technological change. New technologies, including operating systems such as Microsoft Windows 98 and 2000, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and as yet unreleased video game platforms could render our current products or products in development obsolete or unmarketable. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop software are not released on a timely basis or do not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

   The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently actively developing products for the Microsoft Windows 98 and 2000, Sony PlayStation and PlayStation 2, and Sega Dreamcast platforms. We are also planning to develop product for new platforms expected to be introducted in 2001 by Microsoft and Nintendo. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

   We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include:


  . Electronic Arts Inc.

  . GT Interactive Software Corp.

  . Mattel, Inc.

  . Activision, Inc.

  . Infogrames Entertainment

  . Microsoft Corporation

  . LucasArts Entertainment Company

  . Midway Games Inc.

  . Acclaim Entertainment, Inc.

  . Havas Interactive

  . Hasbro, Inc.

  . The 3DO Company

  . Take Two Interactive Software, Inc.

  . Eidos PLC

  . THQ Inc.

   In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo and Sega compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more using the Internet and on-line services.

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

   We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide markdown allowances to our customers to manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and although our agreements with certain of our customers place certain limits on product returns and markdown allowances, we could be forced to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. Product return and markdown allowances that exceed our reserves could have a material adverse effect on our business, operating results and financial condition. In this regard, our results of operations for the year ended December 31, 1999 were adversely affected by a higher than expected level of product returns and markdown allowances, which reduced our net revenues. We may continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on our business, operating results and financial condition.

Shares Eligible for Future Sale

   In 1999, we entered into two Stock Purchase Agreements with Titus, pursuant to which Titus purchased 10,795,455 shares of our Common Stock from us for an aggregate purchase price of $35 million. As part of the agreements, Titus' chairman and chief executive officer became our president, and our chairman and chief executive officer exchanged 2 million personal shares of our Common Stock for an agreed upon number of Titus shares. As a result of these transactions, Titus currently owns approximately 43 percent of our outstanding common stock.

   In addition, Titus purchased 719,424 shares of Preferred Stock from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us, and accrues a 6 percent dividend per year. Titus may convert the Preferred Stock at any time after May 2001 and has conversion rights limited to 5,504,507 shares of Common Stock unless our stockholders approve the issuance of the Preferred Stock at which time the Preferred Stock shares would become convertible into at least 7,194,240 shares of our Common Stock. Titus also received warrants to purchase up to 500,000 shares of our Common Stock. If we default in accordance with the line of credit agreement, and Titus is forced to pay on their corporate guarantee, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock.

   We have agreed to register all of the unregistered shares held by Titus for resale under the Securities Act of 1933, as amended. This registration could temporarily impair our ability to raise capital through the sale of our equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of our Common Stock.

Dependence upon Third Party Licenses

   Many of our products, such as our Star Trek, Advanced Dungeons and Dragons and the Caesar's Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Paramount has granted the Star Trek license to another party upon the expiration of our rights. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Licenses from and Manufacturing by Hardware Companies

   We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the PlayStation and are working towards obtaining similar rights for the upcoming PlayStation 2. We have also obtained agreements to develop software for the Sega Dreamcast platform, which was introduced in the United States and Europe in Fall 1999. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time it seeks those approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

   Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that those licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While we have prepared our future product release plans taking this competitive approval process into consideration, if we incorrectly predict its impact and fail to obtain approvals for all products in our development plans, this failure could have a material adverse effect on our business, operating results and financial condition. We depend upon Sony Computer Entertainment, Nintendo and Sega for the manufacture of our products that are compatible with their respective video game consoles. As a result, Sony, Nintendo and Sega have the ability to raise prices for supplying these products at any time and effectively control the timing of our release of new titles for those platforms. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to us within 45 to 60 days after receipt of a purchase order. If we experience unanticipated delays in the delivery of video game console products from Sony Computer Entertainment, Sega or Nintendo, or if actual retailer and consumer demand for our interactive entertainment software differs from our forecast, our business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

   Our international net revenues accounted for 29.7, 28.2, 28.7 and 38.4 percent of our total net revenues for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, respectively. In February 1999, we entered into an International Distribution Agreement with

Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

Protection of Proprietary Rights

   We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks, and hold the rights to one patent application related to the software engine for our Messiah title. While we provide "shrinkwrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected. While we use copy protection on some of our products, we do not provide source code to third parties unless they have signed nondisclosure agreements with respect to that source code.

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

Control by Directors and Officers

   Including Titus, our directors and executive officers beneficially own an aggregate of about 51 percent of our outstanding Common Stock, and could, under certain circumstances, gain substantial additional ownership. See "Factors Affecting Future Performance--Control by Titus". These stockholders, if acting together with Universal Studios, Inc. ("Universal"), would be able to control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of ownership could discourage or prevent a change in control.

Development of Internet/On-Line Services or Products

   We seek to establish an on-line presence by creating and supporting sites on the Internet. Our future plans envision conducting and supporting on-line product offerings through these sites or others. Our ability to successfully establish an on-line presence and to offer online products will depend on several factors outside our control. These factors include the emergence of a robust online industry and infrastructure and the development and implementation of technological advancements to the Internet to increase bandwidth and speed to the point that will allow us to conduct and support online product offerings. Because global commerce and the exchange of information on the Internet and other similar open, wide area networks are relatively new and evolving, we cannot assure you that a viable commercial marketplace on the Internet will emerge from the developing industry infrastructure or that the appropriate complementary products for providing and carrying Internet traffic and commerce will be developed. We also cannot assure you that we will be able to create or develop a sustainable or profitable on-line presence or that we will be able to generate any significant revenue from on-line product offerings in the near future, it at all. If the Internet does not become a viable commercial marketplace, or if this development occurs but is insufficient to meet our needs or if such development is delayed beyond the point where we plan to have established an on-line service, our business, operating results and financial condition could be materially adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not have any derivative financial instruments as of December 31, 1999. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

 Interest Rate Risk

   Our interest rate risk is immaterial due to the short maturity of the line of credit agreement. We have no fixed rate debt.

 Foreign Currency Risk

   Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our investment in a foreign company that is accounted for under the equity method. Our risk associated with foreign exchange fluctuations has been immaterial to date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


   None.

                                   PART III

   Certain information required by Part III is omitted from this report, as the Company will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Shareholders to be held in June 2000 and the information included therein is incorporated herein by reference.

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

    (b) Reports on Form 8-K.

      (1) The Company filed a Report on Form 8-K on January 2, 1999, which reported that the Company announced its acceptance of the resignation of David Dukes as a Director of the Company. The Report also stated that Mr. Dukes' resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

      (2) The Company filed a Report on Form 8-K on June 3, 1999, which reported that the Company had signed a letter of intent with Titus Interactive S.A. ("Titus") relating to the purchase and sale of 6.25 million shares of the Company's Common Stock for $25 million.

      (3) The Company filed a Report on Form 8-K on July 29, 1999, which reported that the Company had entered into an agreement with Titus relating to the previously reported transaction.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 14th day of April 2000.

                                          Interplay Entertainment Corp.

                                                     /s/ Brian Fargo
                                          By:
                                             __________________________________
                                                       Brian Fargo
                                          Its:Chairman of the Board and Chief
                                                         Executive
                                               Officer (Principal Executive
                                                         Officer)

                               POWER OF ATTORNEY

   The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Brian Fargo and Manny Marrero, or either of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Brian Fargo               Chairman of the Board of     April 14, 2000
______________________________________  Directors and Chief
             Brian Fargo                Executive Officer
                                        (Principal Executive
                                        Officer)

          /s/ Herve Caen               President and Director       April 14, 2000
______________________________________
              Herve Caen

        /s/ Manuel Marrero             Chief Financial and Chief    April 14, 2000
______________________________________  Operating Officer
            Manuel Marrero              (Principal Financial and
                                        Accounting Officer)

          /s/ Eric Caen                Director                     April 14, 2000
______________________________________
              Eric Caen

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ James Barnett              Director                     April 14, 2000
______________________________________
            James Barnett

       /s/ Charles S. Paul             Director                     April 14, 2000
______________________________________
           Charles S. Paul

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   2.1   Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on
         Form S-1, No. 333-48473 (the "Form S-1"))
   3.1   Amended and Restated Certificate of Incorporation of the Company.
         (incorporated herein by reference to Exhibit 3.1 to the Form S-1)
   3.2   Amended and Restated Bylaws of the Company. (incorporated herein by reference to Exhibit 3.2 to the Form S-1)
   4.1   Specimen form of stock certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 to the Form S-1)
   4.2   Shareholders' Agreement among MCA Inc., the Company, and Brian Fargo, dated March 30, 1994, as amended. (incorporated herein by reference to
         Exhibit 4.2 to the Form S-1)
   4.3   Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock. (incorporated herein by reference to Exhibit 4.3 to the Form S-1)
  10.1   Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan").
         (incorporated herein by reference to Exhibit 10.1 to the Form S-1)
  10.2   Form of Stock Option Agreement pertaining to the 1997 Plan.
         (incorporated herein by reference to Exhibit 10.2 to the Form S-1)
  10.3   Form of Restricted Stock Purchase Agreement pertaining to the 1997
         Plan. (incorporated herein by reference to Exhibit 10.3 to the Form S-
         1)
  10.4   Incentive Stock Option and Nonqualified Stock Option Plan--1994, as
         amended (the "1994 Plan"). (incorporated herein by reference to
         Exhibit 10.4 to the Form S-1)
  10.5   Form of Nonqualified Stock Option Agreement pertaining to the 1994
         Plan. (incorporated herein by reference to Exhibit 10.5 to the Form S-
         1)
  10.6   Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
         Purchase Plan--1991, as amended (the "1991 Plan"). (incorporated herein by reference to Exhibit 10.6 to the Form S-1)
  10.7   Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.
         (incorporated herein by reference to Exhibit 10.7 to the Form S-1)
  10.8   Form of Nonqualified Stock Option Agreement pertaining to the 1991
         Plan. (incorporated herein by reference to Exhibit 10.8 to the Form S-
         1)
  10.9   Employee Stock Purchase Plan. (incorporated herein by reference to
         Exhibit 10.10 to the Form S-1)
  10.10  Form of Indemnification Agreement for Officers and Directors of the
         Company. (incorporated herein by reference to Exhibit 10.11 to the
         Form S-1)
  10.11  Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois, dated September 8, 1995, together with amendments thereto. (incorporated herein by reference to
         Exhibit 10.14 to the Form S-1)
  10.12  Loan and Security Agreement among Greyrock Business Credit, a Division of NationsCredit Commercial Corporation ("Greyrock"), the Company, and
         Interplay OEM, Inc. ("Interplay OEM"), dated June 16, 1997, as amended, with Schedules. (incorporated herein by reference to Exhibit
         10.15 to the Form S-1)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.13  Letter of Credit Agreement among Greyrock, the Company and Interplay
         OEM, dated September 10, 1997. (incorporated herein by reference to
         Exhibit 10.18 to the Form S-1)
  10.14  Letter of Credit Agreement among Greyrock, the Company and Interplay
         OEM, dated September 24, 1997. (incorporated herein by reference to
         Exhibit 10.19 to the Form S-1)
  10.15  Master Equipment Lease between Brentwood Credit Corporation and the
         Company, dated March 28, 1996, with Schedules. (incorporated herein by reference to Exhibit 10.20 to the Form S-1)
  10.16  Master Equipment Lease Agreement between General Electric Capital
         Computer Leasing Corporation and the Company, dated December 14, 1994, as amended, with Schedules. (incorporated herein by reference to
         Exhibit 10.22 to the Form S-1)
  10.17  Confidential License Agreement for Nintendo 64 Video Game System,
         between the Company and Nintendo of America, Inc., dated October 7,
         1997. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.23 to the
         Form S-1)
  10.18  PlayStation License Agreement, between Sony Computer Entertainment of
         America and the Company, dated February 16, 1995. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.24 to the Form S-1)
  10.19  Master Merchandising License Agreement between Paramount Pictures
         Corporation and the Company, dated as of June 16, 1992. (Portions omitted pursuant to a request for confidential treatment.)
         (incorporated herein by reference to Exhibit 10.25 to the Form S-1)
  10.20  Heads of Agreement concerning Sales and Distribution between the
         Company and Activision, Inc., dated November 19, 1998, as amended
         (incorporated herein by reference to Exhibit 10.23 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1998.)
         (Portions omitted pursuant to a request for confidential treatment.)
  10.21  Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999 (incorporated herein by reference to Exhibit
         10.24 to Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998.)
  10.22  International Distribution Agreement between the Company and Virgin
         Interactive Entertainment Limited, dated February 10, 1999
         (incorporated herein by reference to Exhibit 10.26 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1998.)
         (Portions omitted pursuant to a request for confidential treatment.)
  10.23  Termination Agreement among the Company, Virgin Interactive
         Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition
         Holdings, LLC, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998.) (Portions omitted pursuant to a request for confidential treatment.)
  10.24  Amendment to Loan Documents among the Company, Interplay OEM, Inc. and
         Greyrock, dated March 18, 1999 (incorporated herein by reference to
         Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)
  10.25  Fifth Amendment to Lease for Von Karman Corporate Center Office
         Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998 (incorporated herein by reference to Exhibit
         10.29 to Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998.)
 10.26   Stock Purchase Agreement dated July 20, 1999, by and among the
         Company, Titus Interactive S.A., and Brian Fargo (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1999.)
 10.27   Exchange Agreement dated July 20, 1999, by and among Titus Interactive
         S.A., Brian Fargo, Herve Caen and Eric Caen (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1999.)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.28  Employment Agreement between the Company and Herve Caen dated November
         9, 1999 (incorporated herein by reference to Exhibit 10.3 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.)
  10.29  Employment Agreement between the Company and Brian Fargo dated
         November 9, 1999 (incorporated herein by reference to Exhibit 10.2 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.)
  10.30  Stockholder Agreement among the Company, Titus Interactive S.A. and
         Brian Fargo dated November 9, 1999 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1999.)
  10.31  Stock Purchase Agreement between the Company and Titus Interactive
         S.A, dated April 14, 2000.
  10.32  Certificate of Designation, dated April 14, 2000.
  10.33  Warrant (350,000 shares) for Common Stock between the Company and
         Titus Interactive S.A, dated April 14, 2000.
  10.34  Warrant (50,000 shares) for Common Stock between the Company and Titus
         Interactive S.A, dated April 14, 2000.
  10.35  Warrant (100,000 shares) for Common Stock between the Company and
         Titus Interactive S.A, dated April 14, 2000.
  10.36  Amendment to Loan Documents among the Company, Interplay OEM, Inc. and
         Greyrock, dated April 14, 2000.
  10.37  Revolving Note between the Company and Titus Interactive S.A., dated
         April 14, 2000.
  10.38  Reimbursement and Security Agreement between the Company and Titus
         Interactive S.A., dated April 14, 2000.
  10.39  Amendment Number 1 to International Distribution Agreement between the
         Company and Virgin Interactive Entertainment Limited, dated July 1,
         1999.
  21.1   Subsidiaries of the Company. (incorporated herein by reference to
         Exhibit 21.1. to the Form S-1)
  23.1   Consent of Arthur Andersen LLP.
  24.1   Power of Attorney (included as page 37 to this Form 10-K).
  27.1   Financial Data Schedule.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................. F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1999 and 1998................ F-3

Consolidated Statements of Operations for the years ended December 31,
 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997.................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998, the eight months ended December 31,
 1997 and the year ended April 30, 1997.................................. F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997.................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Interplay Entertainment Corp.:

   We have audited the accompanying consolidated balance sheets of INTERPLAY ENTERTAINMENT CORP. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Orange County, California
April 14, 2000

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                           ASSETS
                           ------
Current Assets:
  Cash...................................................... $    399  $   614
  Restricted Cash...........................................    2,597      --
  Trade receivables, net
   of allowances of $9,161 and $18,431, respectively........   22,209   36,407
  Inventories...............................................    6,057    6,303
  Prepaid licenses and royalties............................   19,249   18,128
  Deferred income taxes.....................................      --     5,336
  Other.....................................................      874      685
                                                             --------  -------
    Total current assets....................................   51,385   67,473
Property and Equipment, net.................................    4,225    5,679
Other Assets................................................    1,326    1,792
                                                             --------  -------
                                                             $ 56,936  $74,944
                                                             ========  =======
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
Current Liabilities:
  Current debt.............................................. $ 19,630  $24,651
  Accounts payable..........................................   21,462   23,403
  Accrued liabilities.......................................   17,915   22,554
                                                             --------  -------
    Total current liabilities...............................   59,007   70,608
Minority Interest in Subsidiary.............................      --       143
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Series A Preferred stock, $.001 par value, authorized
   5,000,000 shares;
  issued and outstanding, none..............................      --       --
  Common stock, $.001 par value, authorized 50,000,000
   shares;
  issued and outstanding 29,989,125 shares in 1999 and
   18,292,431 shares in 1998................................       30       18
  Paid-in capital...........................................   87,390   51,918
  Accumulated deficit.......................................  (89,782) (48,097)
  Accumulated other comprehensive income....................      291      354
                                                             --------  -------
    Total stockholders' equity (deficit)....................   (2,071)   4,193
                                                             --------  -------
                                                             $ 56,936  $74,944
                                                             ========  =======

  The accompanying notes are an intergral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                     Eight Months
                          Years Ended December 31,      Ended      Year Ended
                         --------------------------  December 31,   April 30,
                             1999          1998          1997         1997
                         ------------  ------------  ------------  -----------
Net revenues............ $    101,930  $    126,862  $    85,961   $    83,262
Cost of goods sold......       61,103        71,928       44,864        62,480
                         ------------  ------------  -----------   -----------
Gross profit............       40,827        54,934       41,097        20,782
                         ------------  ------------  -----------   -----------
Operating expenses:
  Marketing and sales...       32,432        39,471       20,603        24,627
  General and
   administrative.......       15,247        12,841        8,989         9,408
  Product development...       20,629        24,472       14,291        21,431
  Other.................        5,323           --           --            --
                         ------------  ------------  -----------   -----------
    Total operating
     expenses...........       73,631        76,784       43,883        55,466
                         ------------  ------------  -----------   -----------
Operating loss..........      (32,804)      (21,850)      (2,786)      (34,684)
Other income (expense):
  Interest expense......       (3,640)       (4,620)      (3,009)       (1,907)
  Other.................          169          (313)         736           307
                         ------------  ------------  -----------   -----------
    Total other
     expense............       (3,471)       (4,933)      (2,273)       (1,600)
Loss before provision
 (benefit) for income
 taxes..................      (36,275)      (26,783)      (5,059)      (36,284)
Provision (benefit) for
 income taxes...........        5,410         1,437          --         (9,065)
Net loss................ $    (41,685) $    (28,220) $    (5,059)  $   (27,219)
                         ============  ============  ===========   ===========
Net loss per share:
  Basic/Diluted......... $      (1.86) $      (1.91) $     (0.45)  $     (2.46)
                         ============  ============  ===========   ===========
Weighted average number
 of common shares
 outstanding:
  Basic/Diluted.........   22,418,463    14,762,644   11,123,327    11,085,632
                         ============  ============  ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                  Accumulated
                            Common Stock              Retained       Other
                          ------------------ Paid-in  Earnings   Comprehensive Comprehensive
                            Shares    Amount Capital  (Deficit)  Income (Loss)     Loss
                          ----------  ------ -------  ---------  ------------- -------------
Balance, April 30,
 1996...................  10,829,781   $ 11  $17,783  $ 12,401        --
 Exercise of stock
  options...............     313,403    --        58        --        --
 Repurchase of common
  stock.................     (29,124)   --      (275)      --         --
 Proceeds from
  warrants..............         --     --       148       --         --
 Compensation for stock
  options granted.......         --     --       306       --         --
 Net loss...............         --     --       --    (27,219)       --         $(27,219)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............         --     --       --        --         --              188
                                                                                 --------
 Other comprehensive
  income................         --     --       --        --        $188             188
                                                                                 --------
 Comprehensive loss.....         --     --       --        --         --         $(27,031)
                          ----------   ----  -------  --------       ----        ========
Balance, April 30,
 1997...................  11,114,060     11   18,020   (14,818)       188
 Issuance of common
  stock.................      16,362    --       184       --         --
 Repurchase of common
  stock.................    (178,594)   --       --        --         --
 Compensation for stock
  options granted.......         --     --       204       --         --
 Net loss...............         --     --       --     (5,059)       --         $ (5,059)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............         --     --       --        --         --                3
 Other comprehensive
  income................         --     --       --        --           3               3
                                                                                 --------
 Comprehensive loss.....         --     --       --        --         --         $ (5,056)
                          ----------   ----  -------  --------       ----        ========
Balance, December 31,
 1997...................  10,951,828     11   18,408   (19,877)       191
 Issuance of common
  stock, net of issuance
  costs.................   5,056,102      5   24,390       --         --
 Issuance of warrants...         --     --       316       --         --
 Exercise of warrants...   2,272,417      2    8,599       --         --
 Exercise of stock
  options...............      12,084    --        15       --         --
 Compensation for stock
  options granted.......         --     --       190       --         --
 Net loss...............         --     --       --    (28,220)       --         $(28,220)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............         --     --       --        --         --              163
                                                                                 --------
 Other comprehensive
  income................         --     --       --        --         163             163
                                                                                 --------
 Comprehensive loss.....         --     --       --        --         --         $(28,057)
                          ----------   ----  -------  --------       ----        ========
Balance, December 31,
 1998...................  18,292,431     18   51,918   (48,097)       354
 Issuance of common
  stock, net of issuance
  costs.................  11,408,736     12   34,838       --         --
 Exercise of stock
  options...............     287,958    --       608       --         --
 Compensation for stock
  options granted.......         --     --        26       --         --
 Net loss...............         --     --       --    (41,685)       --         $(41,685)
 Other comprehensive
  income, net of income
  taxes:
 Foreign currency
  translation
  adjustment............         --     --       --        --         --              (63)
                                                                                 --------
 Other comprehensive
  loss..................         --     --       --        --         (63)            (63)
                                                                                 --------
 Comprehensive loss.....         --     --       --        --         --         $(41,748)
                          ----------   ----  -------  --------       ----        ========
Balance, December 31,
 1999...................  29,989,125   $ 30  $87,390  $(89,782)      $291
                          ==========   ====  =======  ========       ====

  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                        Years Ended      Eight Months
                                       December 31,         Ended     Year Ended
                                     ------------------  December 31, April 30,
                                       1999      1998        1997        1997
                                     --------  --------  ------------ ----------
Cash flows from operating
 activities:
 Net loss..........................  $(41,685) $(28,220)   $(5,059)    $(27,219)
 Adjustments to reconcile net loss
  to the cash used in operating
  activities--
  Depreciation and amortization....     3,023     3,415      2,138        3,172
  Noncash expense for stock
   options.........................        26       190        204          306
  Noncash interest expense.........       300        68        184          --
  Write-off of other assets........        82       --         --           250
  Loss on asset valuation,
   restructuring...................       410
  Deferred income taxes............     5,336     2,022        128       (6,649)
  Minority interest in earnings
   (loss) of subsidiary............      (143)     (117)       (66)          28
 Changes in assets and liabilities:
  Trade receivables, net...........    14,198       693    (12,338)       3,926
  Inventories......................       246        35      1,066       (1,508)
  Income taxes receivable..........       --      1,427        174         (176)
  Other current assets.............      (489)    1,657     (1,864)       5,732
  Other assets.....................       --         (3)       543        5,610
  Prepaid licenses and royalties...    (1,121)   (5,501)    (1,714)      (4,102)
  Accounts payable.................    (1,941)    6,282        146       (1,999)
  Accrued liabilities..............    (4,653)     (166)     1,449        5,618
  Income taxes payable.............        14      (607)      (310)         --
                                     --------  --------    -------     --------
   Net cash used in operating
    activities.....................   (26,397)  (18,825)   (15,319)     (17,011)
Cash flows used in investing
 activities:
 Purchase of property and
  equipment........................    (1,595)   (1,684)      (792)      (3,451)
                                     --------  --------    -------     --------
   Net cash used in investing
    activities.....................    (1,595)   (1,684)      (792)      (3,451)
Cash flows provided by financing
 activities:
 Net borrowings (payments) on line
  of credit........................    (5,257)    1,229     12,296        5,900
 Issuances (payments) of
  subordinated secured promissory
  notes and warrants...............       --     (6,054)       --        14,803
 Repayments on notes payable.......       --        (76)       (62)         (75)
 Net proceeds from issuance of
  common stock.....................    35,450    24,310        --           --
 Proceeds from exercise of stock
  options..........................         8        15        --            58
 Additions to restricted cash......    (2,597)      --         --           --
 Other financing activities........       236       --         --           --
                                     --------  --------    -------     --------
   Net cash provided by financing
    activities.....................    27,840    19,424     12,234       20,686
                                     --------  --------    -------     --------
Effect of exchange rate changes on
 cash..............................       (63)      163          3          263
                                     --------  --------    -------     --------
Net increase (decrease) in cash....      (215)     (922)    (3,874)         487
Cash, beginning of year............       614     1,536      5,410        4,923
                                     --------  --------    -------     --------
Cash, end of year..................  $    399  $    614    $ 1,536     $  5,410
                                     ========  ========    =======     ========
Supplemental cash flow information:
 Cash paid during the year for
  Interest.........................  $  3,608  $  4,671    $ 2,936     $  1,638
Supplemental disclosure of non-cash
 financing activity:
 Common Stock issued under Multi-
  Product Agreement................  $  1,000  $    --     $   --      $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Line of Business; Risk Factors

   Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (collectively with Interplay Productions, a California corporation, the "Company"), develop, publish, and distribute interactive entertainment software. In addition, the Company distributes certain titles to computer or peripheral device manufacturers for use in bundling arrangements. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and current generation video game consoles, such as the Sony PlayStation and Sega Dreamcast.

   For the year ended December 31, 1999 the Company incurred a net loss of $41.7 million and used cash in operating activities of $26.4 million. Partially because of these losses, the Company's liquidity deteriorated during 1999. At December 31, 1999, the Company had negative working capital of $7.6 million, although the Company did have borrowing availability under its line of credit (See Note 5).

   To provide working capital to support the Company's operations, in 1999 the Company took several actions during the year, including extending the expiration of its line of credit, in connection with which the Company's Chairman and Chief Executive Officer ("Chairman") personally guaranteed $5 million of the Company's obligations under such line of credit. Further, the Company completed two equity transactions with Titus Interactive S.A. ("Titus") which provided for the issuance of 10,795,455 shares of the Company's Common Stock for $35 million (See Notes 5 and 8).

   Subsequent to December 31, 1999, the Company extended its line of credit through April 2001, in connection with which Titus provided a $20 million corporate guarantee, and the Company also completed a transaction with Titus, which provided for the issuance of convertible, redeemable Preferred Stock for $20 million. In addition, Titus may be entitled to receive additional shares of Common Stock upon conversion of their Preferred Stock if we default on our line of credit and Titus is obligated to pay on the $20 corporate guarantee that they provided on the extension of our line of credit through April 2001. In addition, the Company secured a $5 million supplemental line of credit with Titus through April 2001 (See Note 14).

   The Company believes that funds available under its line of credit, funds to be received from the sale of equity securities and anticipated funds from operations, if any, should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the end of 2000 (See Notes 5 and 14). However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond 2000.

   In addition to the continuing risks related to the Company's future liquidity, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 25-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   A valuation allowance is provided for the deferred tax asset when it is estimated to be more likely than not that a portion of the deferred tax asset will not be realized in the short-term. Primarily as a result of the factors discussed above, during the year ended December 31, 1999, the Company took a charge of $5.4 million to fully reserve its deferred tax asset (See Note 6).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

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

 Change of Fiscal Year End

   Effective May 1, 1997, the Company changed its fiscal year end from April 30 to December 31.

 Reincorporation

   On March 2, 1998, the Board of Directors of Interplay Productions approved a reincorporation plan. Under the reincorporation plan Interplay Productions formed a new entity in Delaware into which Interplay Productions was merged on May 29, 1998. The new entity was named Interplay Entertainment Corp.

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

 Restricted Cash

   Restricted cash represents cash collateral deposits made in accordance with the Company's amended Loan and Security Agreement (see Note 5). Restricted cash earns interest at the bank's prime rate (8.5 percent at December 31, 1999) less three percent, or 5.5 percent at December 31, 1999.

 Inventories

   Inventories consist of CD-ROMs or DVDs, video game console cartridges (cartridges), manuals, packaging materials, supplies and packaged software ready for shipment and are valued at the lower of cost (first-in, first-out) or market.

 Prepaid Licenses and Royalties

   Prepaid licenses and royalties consist of payments for intellectual property rights and advanced royalty payments to outside developers. In addition such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of sales over six months commencing with

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES the initial shipment of the related title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated net product sales.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a five year period. Leasehold improvements are amortized on a straight line basis over the lesser of the estimated useful life or the remaining lease term.

 Other Non-current Assets

   Other non-current assets consist primarily of goodwill which the Company is amortizing on a straight-line basis over seven years (see Note 3). Accumulated amortization as of December 31, 1999 and 1998 was $1.7 and $1.3 million respectively.

 Long-lived Assets

   As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

 Fair Value of Financial Instruments

   The carrying value of cash, accounts receivable, accounts payable and notes payable approximates the fair value. In addition, the carrying value of all borrowings approximate fair value based on interest rates currently available to the Company.

 Revenue Recognition

   Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

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

 Foreign Currency

   The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated balance sheets as a separate component of stockholders' equity (deficit). (Losses) gains resulting from foreign currency transactions amounted to ($125,000), ($288,000), $246,000, and $364,000 during the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, respectively, and are included in other income (expense) in the consolidated statements of operations.

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

   For years ended December 31, 1999 and 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation as the effect of such inclusion would be antidilutive.

 Comprehensive Income (Loss)

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income
(loss) of the Company includes net income (loss) adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by SFAS No. 130 have been included in the Statements of Stockholders' Equity (Deficit).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Stock-Based Compensation

   The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 and makes the necessary pro forma disclosures mandated by SFAS No. 123 (see Note 10).

 Recent Accounting Pronouncements

   In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 became effective for fiscal years beginning after December 15, 1998. The adoption of this standard did not have a material impact on the Company's results of operations.

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

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and, as amended by SFAS No. 137, will become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations.

   In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company will adopt SAB No. 101 in the first quarter of 2000.

3. Acquisition

   In 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement requires the Company to pay the former owner of Shiny additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles, as defined. As of December 31, 1999, the Company had not been required to make any additional payments in accordance with the purchase agreement. (See Note 7)

4. Detail of Selected Balance Sheet Accounts

 Inventories

   Inventories are stated at the lower of cost or market. Inventories consist of the following:

                                                                 December 31,
                                                                 -------------
                                                                  1999   1998
                                                                 ------ ------
                                                                  (Dollars in
                                                                  thousands)
      Packaged software......................................... $4,394 $4,070
      CD-ROMs, DVDs, cartridges, manuals, packaging and
       supplies.................................................  1,663  2,233
                                                                 ------ ------
                                                                 $6,057 $6,303
                                                                 ====== ======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Other Current Assets

   Other current assets consist of the following:

                                                                   December 31,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
                                                                    (Dollars in
                                                                    thousands)
      Prepaid expenses............................................ $  764 $  639
      Deposits....................................................    110     46
                                                                   ------ ------
                                                                   $  874 $  685
                                                                   ====== ======

 Property and Equipment

   Property and equipment consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                                (Dollars in
                                                                 thousands)
      Computers and equipment...............................  $ 14,651  $13,944
      Furniture and fixtures................................       849      588
      Leasehold improvements................................     1,348    1,135
                                                              --------  -------
                                                                16,848   15,667
      Less: accumulated depreciation and amortization.......   (12,623)  (9,988)
                                                              --------  -------
                                                              $  4,225  $ 5,679
                                                              ========  =======

 Accrued Liabilities

   Accrued liabilities consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
      Royalties payable........................................ $ 7,950 $ 6,758
      Accrued payroll..........................................   2,337   2,552
      Payable to distributor...................................   2,908     216
      Accrued bundle and affiliate.............................   1,563   1,409
      Deferred income..........................................   2,039   9,786
      Other....................................................   1,118   1,833
                                                                ------- -------
                                                                $17,915 $22,554
                                                                ======= =======

   Included in deferred income for the year ended December 31, 1998 is $9.0 million related to distribution and other advances on future products.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

5. Current Debt

   Current debt consists of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
                                                                   (Dollars in
                                                                   thousands)
      Loan Agreement............................................ $19,218 $24,475
      Other.....................................................     412     176
                                                                 ------- -------
                                                                 $19,630 $24,651
                                                                 ======= =======

 Loan Agreement

   Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (6.48 percent at December 31, 1999 and 5.62 percent at December 31, 1998) plus 4.87 percent (11.35 percent at December 31, 1999 and
10.49 percent at December 31, 1998). At various times during 1999, the Company amended its line of credit under the Loan Agreement with a financial institution to extend its current line of credit through April 2000 and thereafter, based on qualifying receivables and inventory. Under the terms of the Amendment the maximum credit line is $25 million. Within the total credit limit, the Company may borrow up to $7 million in excess of its borrowing base. At December 31, 1999, the Company had availability of $1.9 million on its line of credit. Under the amended line of credit the Company has been required to place a cash collateral deposit from time to time, which was $2.5 million at December 31, 1999. In addition, the Company is required to maintain the $5 million personal guarantee by the Company's Chairman. Subsequent to year end, the Company further amended its line of credit which, among other things, extended the expiration through April 2001 (See Note 14). The Company is currently in compliance with the terms of the Loan Agreement.

6. Income Taxes

   Loss before provision (benefit) for income taxes consists of the following:

                                        Years Ended      Eight Months
                                       December 31,          Ended    Year Ended
                                     ------------------  December 31, April 30,
                                       1999      1998        1997        1997
                                     --------  --------  ------------ ----------
                                              (Dollars in thousands)
     Domestic....................... $(32,294) $(25,038)   $(2,784)    $(32,888)
     Foreign........................   (3,981)   (1,745)    (2,275)      (3,396)
                                     --------  --------    -------     --------
     Total.......................... $(36,275) $(26,783)   $(5,059)    $(36,284)
                                     ========  ========    =======     ========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   The provision (benefit) for income taxes is comprised of the following:

                                                                         Year
                                             Years Ended      Eight      Ended
                                            December 31,   Months Ended  April
                                            -------------  December 31,   30,
                                             1999   1998       1997      1997
                                            ------ ------  ------------ -------
                                                  (Dollars in thousands)
     Current:
       Federal............................. $  --  $  --      $(179)    $(1,689)
       State...............................      8      8       --          --
       Foreign.............................     66   (571)       51         153
                                            ------ ------     -----     -------
                                                74   (563)     (128)     (1,536)
     Deferred:
       Federal.............................  4,536  2,000       128      (7,303)
       State...............................    800    --        --         (226)
                                            ------ ------     -----     -------
                                             5,336  2,000       128      (7,529)
                                            ------ ------     -----     -------
                                            $5,410 $1,437     $ --      $(9,065)
                                            ====== ======     =====     =======

   The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss (NOL) carryforward for federal tax reporting purposes approximates $97.1 million and may be subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The federal NOL carryforwards expire through the year 2019. The Company's NOL's for state tax reporting purposes approximate $48.7 million and expire through the year 2004.

   A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                       Years Ended         Eight       Year
                                      December 31,      Months Ended   Ended
                                      ---------------   December 31, April 30,
                                       1999     1998        1997       1997
                                      ------   ------   ------------ ---------
   Statutory income tax rate.........  (34.0)%  (34.0)%    (34.0)%     (34.0)%
   State and local income taxes, net
    of federal income tax benefit....   (3.0)    (3.0)      (3.0)       (3.0)
   Valuation allowance...............   51.9     39.8       39.7         8.0
   Other.............................    --       2.6       (2.7)        4.0
                                      ------   ------      -----       -----
                                        14.9 %    5.4 %      --  %     (25.0)%
                                      ======   ======      =====       =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   The components of the Company's net deferred income tax asset (liability) are as follows:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Dollars in
                                                               thousands)
   Current deferred tax asset (liability):
     Prepaid royalties..................................... $ (7,652) $ (5,621)
     Nondeductible reserves................................    4,184     5,013
     Accrued expenses......................................    1,007       853
     Foreign loss and credit carryforward..................      454     1,962
     Federal and state net operating losses................   35,952    17,796
     Research and development credit carryforward..........      831       831
     Other.................................................      314       461
                                                            --------  --------
                                                            $ 35,090  $ 21,295
                                                            ========  ========
   Non-current deferred tax asset (liability):
     Depreciation expense.................................. $   (126) $   (342)
     Nondeductible reserves................................      318       223
     Other.................................................       (5)      (22)
                                                            --------  --------
                                                            $    187  $   (141)
                                                            ========  ========
   Total deferred tax asset before valuation allowance..... $ 35,277  $ 21,154
   Valuation allowance.....................................  (35,277)  (15,818)
                                                            --------  --------
   Net deferred tax asset.................................. $    --   $  5,336
                                                            ========  ========

   The valuation allowance relates primarily to net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the favorable tax attributes in the short term, the Company recorded a valuation allowance against its net deferred tax assets at this time.

7. Commitments and Contingencies

 Leases

   The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

   Year ending December 31 (Dollars in thousands):
     2000.............................................................. $ 2,131
     2001..............................................................   1,731
     2002..............................................................   1,755
     2003..............................................................   1,770
     2004..............................................................   1,907
     Thereafter........................................................   4,708
                                                                        -------
                                                                        $14,002
                                                                        =======

   Total rent expense was $3.2 million, $2.4 million, $1.3 million and $2.1 million for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Pending Internal Revenue Service Examination

   The Internal Revenue Service ("the IRS") is currently examining the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. The IRS has challenged the timing of certain tax deductions taken by the Company, and has asserted that an additional tax liability is due. The Company disagrees with the IRS challenge, and is currently contesting such challenges. The potential losses to the Company as a result of these challenges are not reasonably estimable. Accordingly, no reserve has been established in the accompanying financial statements. Any losses which might be suffered by the Company as a result of this examination that could not be offset by the Company's Deferred tax asset, could impact the Company's future profitability.

 Litigation

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

   The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time (See Note 3). The Company believes that no amounts are due as of December 31, 1999 under the applicable agreements.

 Employment Agreements

   The Company has entered into employment agreements with three of its officers providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, as defined, the employees may be entitled to certain severance benefits, as defined. These agreements expire between 2002 and 2004.

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

8. Stockholders' Equity (Deficit)

 Common Stock

   In connection with the amendment of the Company's line of credit agreement in November 1998 (see Note 5), the Company issued its Chairman warrants to purchase 400,000 shares of the Company's Common Stock (the "Warrants") at an exercise price of $3.00 per share exercisable after May 20, 1999. The Warrants have a three year term and have no registration rights. The shares issuable upon exercise of the warrants are

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES subject to the twelve month lockup agreement the employee entered into in connection with the Company's IPO. In connection with the issuance of the Warrants, the Company recorded an expense equal to the fair market value of the Warrants, which is approximately $316,000, with such expense being amortized as additional debt cost in 1999, which was the term of the guarantee.

   As consideration for the extension of a $5 million personal guarantee by the Company's Chairman under the Company's Loan Agreement (See Note 5), the Company agreed to assume the obligation of the Chairman under an agreement between the Chairman and the Company's former President, pursuant to which the Chairman granted certain put rights to the former President with respect to the 271,528 common stock options held by the former President. The Company recorded compensation expense of approximately $700,000 through December 31, 1998 related to these options and interest expense of $300,000 for the year ended 1999, in connection with the assumption of the put right. In May 1999, the Company issued 271,528 shares of Common Stock for the exercise of the former President's stock options in conjunction with an Agreement and General Release executed with the former President. The Company guaranteed the former President a value of $1 million for the stock through periodic sales or guarantee payments through January 2000. On the due dates of the payments, the Company has the option to either require that the former President sell shares on the open market or the Company may purchase the shares from the former president and retire them. As of December 31, 1999, the Company has not repurchased any shares under this Agreement.

   In April 1999, the Company entered into a multi-product development agreement with a developer which provides for the delivery of ten titles to the Company during 1999 and 2000 in exchange for $0.5 million paid in cash installments and the issuance of 484,848 shares of the Company's Common Stock. The shares of Common Stock will be restricted as to transfer rights until such products are delivered and accepted by the Company. The arrangement also includes certain penalties to the developer in the event of noncompliance and the terms and conditions are subject to the approval by the Company's underwriters and lenders, if necessary.

   The Company entered into an Agreement and Release with an employee and former director of the Company. As a result of the Agreement and Release, the Company issued 56,208 shares of its Common Stock in consideration for payments of deferred compensation.

   During 1999, the Company completed two equity transactions with Titus which provided for the issuance of 10,795,455 shares of the Company's Common Stock for $35 million. Subsequent to December 31, 1999, the Company completed a transaction with Titus which provided for the issuance of convertible, redeemable Preferred Stock for $20 million, including warrants to purchase shares of the Company's Common Stock (See Note 14).

 Employee Stock Purchase Plan.

   Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. Of the 200,000 shares authorized to be issued under the plan, 72,000 shares remained available for issuance at December 31, 1999. Employees purchased 72,225 and 56,102 shares in 1999 and 1998 for $127,000 and $85,000, respectively.

 Initial Public Offering

   In June 1998, the Company effected a registration with the Securities and Exchange Commission, whereby the Company registered up to 5,750,000 shares of its Common Stock. In June 1998, the Company completed its initial public offering of 5,000,000 shares of Common Stock, at $5.50 per share, which raised approximately

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

$24.3 million, net of expenses of $3.2 million. In addition, in connection with the offering, 750,000 shares of Common Stock of the Company were sold by a selling stockholder at $5.50 per share, for which the Company received no proceeds.

9. Loss Per Share

   Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted loss per share is the same as basic because the effect of outstanding stock options and warrants is anti-dillutive.

   There were options and warrants outstanding to purchase 3,740,780 shares of common stock and there were 484,848 shares of restricted common stock at December 31, 1999, which were excluded from the loss per share computation. At December 31, 1998 and 1997 and April 30, 1997 there were options to purchase 2,132,738, 1,838,972 and 1,630,022 shares of common stock, respectively, which were not included in the loss per share computation. The weighted average exercise price at December 31, 1999, 1998 and 1997 and April 30, 1997 was $3.30, $4.73, $5.29 and $4.59, respectively, for the options outstanding.

10. Employee Benefit Plans

 Stock Option Plans

   The Company has three stock option plans. Under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1991 (1991
Plan), the Company was authorized to grant options to its employees to purchase up to 2,250,000 shares of common stock. Under the Incentive Stock Option and Nonqualified Stock Option Plan--1994 (1994 Plan), the Company was authorized to grant options to its employees to purchase up to 808,300 shares of common stock. Under the 1997 Stock Incentive Plan the Company may grant options to its employees, consultants and directors to purchase up to 700,000 shares of common stock.

   Options under all three plans generally vest over five years. Holders of options under the 1991 Plan and the 1994 Plan shall be deemed 100 percent vested in the event of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, or a sale of all shares of common stock of the Company. The Company has treated the difference, if any, between the exercise price and the estimated fair market value, as determined by the board of directors on the date of grant, as compensation expense for financial reporting purposes. Compensation expense for the vested portion aggregated $26,000, $190,000, $204,000 and $306,000 for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, respectively.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

     The following is a summary of option activity pursuant to the Company's stock option plans:

                                Years Ended December 31,
                          --------------------------------------- Eight Months Ended      Year Ended
                                 1999                1998         December 31, 1997     April 30, 1997
                          ------------------- ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted            Weighted
                                     Average             Average             Average             Average
                                     Exercise            Exercise            Exercise            Exercise
                           Shares     Price    Shares     Price    Shares     Price    Shares     Price
                          ---------  -------- ---------  -------- ---------  -------- ---------  --------
Options outstanding at
 beginning of period....  2,132,738   $4.73   1,838,972   $5.29   1,630,022   $ 4.59  1,824,025   $ 3.16
 Granted................  2,208,028    2.14     451,100    6.91     263,750    11.25    136,800    14.08
 Exercised..............   (287,958)   0.04     (12,084)   1.27         --       --    (313,403)    0.18
 Canceled...............   (712,028)   5.29    (139,750)   8.44     (54,800)   12.50    (17,400)    8.50
 Rescinded..............                         (5,500)   8.00         --       --         --       --
                          ---------   -----   ---------   -----   ---------   ------  ---------   ------
Options outstanding at
 end of period..........  3,340,780   $3.30   2,132,738   $4.73   1,838,972   $ 5.29  1,630,022   $ 4.59
                          =========   =====   =========   =====   =========   ======  =========   ======
Options exercisable.....  1,209,734           1,448,143           1,324,132           1,218,102
                          =========           =========           =========           =========

   The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:

                                   Years Ended           Eight
                                  December 31,        Months Ended Year Ended
                              ----------------------  December 31, April 30,
                                 1999        1998         1997        1997
                              ----------  ----------  ------------ ----------
Risk free rate...............        6.3%        5.1%         6.1%        6.1%
Expected life................ 7.12 years  7.74 years   8.02 years  7.13 years
Expected volatility..........        0.9         0.7          --          --
Expected dividends...........        --          --           --          --
Weighted--average grant-date
 fair value of options
 granted..................... $     1.91  $     2.95   $     3.61  $     3.68

   A detail of the options outstanding and exercisable as of December 31, 1999 is as follows:

                       Options Outstanding               Options Exercisable
               ---------------------------------------  -----------------------
                               Weighted                               Weighted
  Range of                      Average      Weighted                 Average
  Exercise       Number        Remaining     Average      Number      Exercise
   Prices      Outstanding   Contract Life    Price     Outstanding    Price
  --------     -----------   -------------   --------   -----------   --------
$0.15-$ 0.47      572,874        2.24         $0.15        572,874     $0.15
$1.94-$ 4.44    1,929,356        9.19          2.44        175,356      2.64
$4.50-$ 6.66      212,400        7.29          5.02        113,600      5.09
$7.00-$10.00      626,150        6.51          8.25        347,904      8.36
                ---------        ----         -----      ---------     -----
$0.15-$10.00    3,340,780        7.38         $3.30      1,209,734     $3.34
                =========        ====         =====      =========     =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                        Years Ended         Eight       Year
                                       December 31,      Months Ended   Ended
                                     ------------------  December 31, April 30,
                                       1999      1998        1997       1997
                                     --------  --------  ------------ ---------
                                     (Dollars in thousands, except per share
                                                     amounts)
   Net loss as reported............  $(41,685) $(28,220)   $(5,059)   $(27,219)
   Pro forma compensation expense..    (1,242)   (1,011)      (276)       (348)
                                     --------  --------    -------    --------
   Pro forma net loss..............  $(42,927) $(29,231)   $(5,335)   $(27,567)
                                     ========  ========    =======    ========
   Basic and diluted net loss as
    reported.......................  $  (1.86) $  (1.91)   $ (0.45)   $  (2.46)
   Basic and diluted pro forma net
    loss...........................  $  (1.91) $  (1.98)   $ (0.48)   $  (2.49)
                                     ========  ========    =======    ========

 Profit Sharing 401(k) Plan

   The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50 percent of the participant's contributions up to six percent of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's board of directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 1999 and 1998, for the eight months ended December 31, 1997 and for the year ended April 30, 1997 was $257,000, $256,000, $178,000, and $229,000, respectively.

11. Related Parties

   The Company has amounts due from a business controlled by the Chairman of the Company. Net amounts due, prior to reserves, at December 31, 1999 and 1998 were $2.5 and $2 million, respectively. Such amounts at December 31, 1999 and 1998 are fully reserved. Through December 1997, the Company rented office space from the Chairman of the Company. Rent expense paid to the Chairman was $160,000 and $191,000 for the eight months ended December 31, 1997 and for the year ended April 30, 1997, respectively.

   In connection with the amendment of the Company's line of credit agreement in November 1998 (see Note 5), the Company's Chairman provided a personal guarantee in the amount of $5 million secured by certain of the Chairman's personal assets. As consideration for making such guarantee, the Chairman received warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable after May 1999 (see Note 8). The Company amended its line of credit in March 1999 and in conjunction with the amendment, the personal guarantee was extended. As consideration for extending the guarantee, the Company assumed an obligation to the Company's former President by the Chairman (See Note 8). The Company did not repurchase any shares from the former President under this obligation.



   The Company subleases office space from Virgin. Rent expense paid to Virgin was $50,000 for the year ended December 31, 1999.

 Distribution and Publishing Agreements

   In February 1999, the Company signed an International Distribution Agreement with Virgin which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with this arrangement the Company incurred expenses of $3.4 million in distribution fees, $3.9 million in overhead fees and $2.9 million to cover certain minimum operating charges to Virgin for the year ended December 31, 1999.

   The Company has also executed a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. During the year ended
December 31, 1999, the Company recognized revenue of $276,000 and gross profit of $41,000 for performing distribution services on behalf of Virgin.

   In April 1999, the Company entered into an exclusive North American distribution agreement with Titus which provides for the distribution of eight titles on multiple platforms for a two-year period. Under the terms of the arrangement, the Company will receive a distribution fee for all orders shipped and will provide certain services including marketing, order processing, billings and collections. During the year ended December 31, 1999, the Company recognized revenue of $1.2 million and gross profit of $0.2 million for performing distribution services on behalf of Titus.

   During 1999, the Company executed publishing agreements with Titus. As a result of these agreements, the Company has delivered titles to Titus and recognized $2.6 million in licensing revenue.

 Investment in Affiliate

   In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also executed an Operating Agreement with Virgin Acquisition Holdings, LLC, which, among other terms and conditions, provides the Company with a 43.9 percent equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. Under the Operating Agreement the Company was obligated to make a cash payment of $9,000. However, the Company is not obligated to make any future contributions to the working capital of Virgin other than the monthly overhead fee discussed above. In addition, two former members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary, have acquired a 6 percent interest in VIE. During 1999, Titus acquired 50.1 percent equity interest in VIE. The Company and Titus together hold a 94 percent equity interest in VIE.

   The Company accounts for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the year ended December 31, 1999. In addition, the Company does not recognize sales to Virgin until Virgin reports its sales of the Company's products to unaffiliated third parties.

12. Concentration of Credit Risk

   The Company extends credit to various companies in the retail and mass merchandising industry. Collection of trade receivables may be affected by changes in economic or other industry conditions and could impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential credit losses are maintained.

   For the year ended December 31, 1999, Virgin accounted for approximately 22 percent of net revenues in connection with the International Distribution Agreement (See Note 11). One customer accounted for

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES approximately 15 percent of net revenues for the fiscal year ended April 30, 1997. No single customer accounted for ten percent or more of net revenues in the year ended December 31, 1998 or the eight months ended December 31, 1997.

13. Segment and Geographical Information

   The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                         Year Ended December 31,      Eight Months    Year Ended
                         -----------------------   Ended December 31, April 30,
                            1999         1998             1997           1997
                         -----------  -----------  ------------------ ----------
                                        (Dollars in thousands)
Net revenues:
  United States......... $    92,244  $    94,727       $65,199         $ 54,469
  United Kingdom........       9,686       32,135        20,689           27,867
  Other.................         --           --             73              926
                         -----------  -----------       -------        --------
    Consolidated net
     revenues........... $   101,930  $   126,862       $85,961         $ 83,262
                         ===========  ===========       =======        ========
Income (loss) from
 operations:
  United States......... $   (28,824) $   (20,315)      $   298         $(30,764)
  United Kingdom........      (3,980)      (1,535)       (2,666)          (3,871)
  Other.................         --           --           (418)             (49)
                         -----------  -----------       -------        --------
    Consolidated loss
     from operations.... $   (32,804) $   (21,850)      $(2,786)        $(34,684)
                         ===========  ===========       =======        ========
Expenditures made for
 the acquisition of
 long-lived assets:
  United States......... $     1,595  $     1,067       $   459         $  2,741
  United Kingdom........         --           422           175              382
  Other.................         --           195           158              328
                         -----------  -----------       -------        --------
    Total expenditures
     for long-lived
     assets............. $     1,595  $     1,684       $   792         $  3,451
                         ===========  ===========       =======        ========

   Net revenues were made to geographic regions as follows:

                             Years Ended December 31,
                         ----------------------------------  Eight Months Ended       Year Ended
                               1999              1998         December 31, 1997     April 30, 1997
                         ----------------  ----------------  --------------------   ---------------
                          Amount  Percent   Amount  Percent   Amount     Percent    Amount  Percent
                         -------- -------  -------- -------  ---------- ---------   ------- -------
                                                (Dollars in thousands)
North America........... $ 49,443    48.5% $ 73,865    58.2% $   51,833       60.3% $38,606    46.4%
Europe..................   23,901    23.4    28,777    22.7      19,941       23.2   26,752    32.1
Rest of World...........    6,409     6.3     7,016     5.5       4,701        5.5    5,254     6.3
OEM, royalty and
 licensing..............   22,177    21.8    17,204    13.6       9,486       11.0   12,650    15.2
                         --------   -----  --------   -----  ----------   --------  -------   -----
                         $101,930   100.0% $126,862   100.0% $   85,961      100.0% $83,262   100.0%
                         ========   =====  ========   =====  ==========   ========  =======   =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   Long-lived assets by geographic regions, net:

                                                 December 31,     December 31,
                                                     1999             1998
                                                ---------------  --------------
                                                Amount  Percent  Amount Percent
                                                ------- -------  ------ -------
                                                    (Dollars in thousands)
North America.................................. $ 5,435    97.9% $6,621    89.6%
Europe.........................................      47     0.9     723     9.8
Rest of World..................................     --      --      --      --
OEM, royalty and licensing.....................      69     1.2      44     0.6
                                                -------   -----  ------   -----
                                                $ 5,551   100.0% $7,388   100.0%
                                                =======   =====  ======   =====

14. Subsequent Events

 Amendment to Credit Facility

   Subsequent to December 31, 1999, the Company extended its line of credit through April 2001 generally under the same terms (See Note 5), except that Titus provided a $20 million corporate guarantee and the financial institution agreed to release to the Company the $2.5 million of cash held as collateral.

 Sale of Preferred Stock

   Subsequent to December 31, 1999, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 13, 2000 and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and pays a 6 percent dividend per annum. The Company may redeem the Preferred Stock shares at anytime at the original issue price. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares. Conversion rights are limited to 6,004,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock at $3.79 per share exercisable at anytime, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company does not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010. In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit, if the Company defaults in accordance with the line of credit agreement, and Titus is forced to pay on its corporate guarantee, Titus may have the right to receive additional shares of the Company's Common Stock upon conversion of their Preferred Stock. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights.

   The Company also secured a $5 million supplemental line of credit with Titus through April 2001. Amounts drawn on this line will be subject to interest of up to 12 percent per annum payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will vest if and to the extent that the Company draws on the line of credit, as defined.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Unaudited Pro-forma Condensed Balance Sheet

   The following unaudited pro-forma condensed balance sheet reflects the estimated impact of the sale of the Series A Preferred stock for $20 million and the amendment to the credit facility and the related release of $2.5 million of cash collateral described above as if the transactions would have taken place at December 31, 1999.

                              UNAUDITED PRO-FORMA
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 1999

                                                                        Pro-
                                                             Actual    forma
                                                            --------  --------
                                                               (Dollars in
                                                                thousands)
                          ASSETS
                          ------
Current Assets:
  Cash..................................................... $    399  $ 22,996
  Restricted cash..........................................    2,597       --
  Trade receivables, net of allowances of $9,161...........   22,209    22,209
  Inventories..............................................    6,057     6,057
  Prepaid licenses and royalties...........................   19,249    19,249
  Other....................................................      874       874
                                                            --------  --------
    Total current assets...................................   51,385    71,385
Property and Equipment, net................................    4,225     4,225
Other Assets...............................................    1,326     1,326
                                                            --------  --------
                                                            $ 56,936  $ 76,936
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current Liabilities:
  Current debt............................................. $ 19,630  $ 19,630
  Accounts payable.........................................   21,462    21,462
  Accrued liabilities......................................   17,915    17,915
                                                            --------  --------
    Total current liabilities..............................   59,007    59,007
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Series A Preferred stock, $.001 par value, authorized
   5,000,000 shares; issued and outstanding, none and pro
   forma 719,424 shares....................................      --     20,000
  Common stock, $.001 par value, authorized 50,000,000
   shares; issued and outstanding 29,989,125 shares........       30        30
  Paid-in capital..........................................   87,390    87,390
  Accumulated deficit......................................  (89,782)  (89,782)
  Accumulated other comprehensive income...................      291       291
                                                            --------  --------
    Total stockholders' equity (deficit)...................   (2,071)   17,929
                                                            --------  --------
                                                            $ 56,936  $ 76,936
                                                            ========  ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)

                                      Trade Receivables Allowance
                         ------------------------------------------------------
                          Balance at  Provisions for
                         Beginning of  Returns and   Returns and Balance at End
         Period             Period      Discounts     Discounts    of Period
         ------          ------------ -------------- ----------- --------------
Year ended April 30,
 1997...................   $ 9,100       $34,424      $(28,630)     $14,894
                           =======       =======      ========      =======
Eight months ended
 December 31, 1997......   $14,894       $21,915      $(22,348)     $14,461
                           =======       =======      ========      =======
Year ended December 31,
 1998...................   $14,461       $43,596      $(39,626)     $18,431
                           =======       =======      ========      =======
Year ended December 31,
 1999...................   $18,431       $25,187      $(34,457)     $ 9,161
                           =======       =======      ========      =======