Form 10-K/A
period 1999-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2000-04-28
CIK 1057232

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of April 24, 2000, 30,022,538 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $20,756,280.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON APRIL 17, 2000


     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. on April 17, 2000 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary Information Concerning Directors, Executive Officers and Certain Significant Employees

     The following table sets forth certain information regarding the Company's directors and executive officers and certain significant employees, and their ages as of April 28, 2000:

Name                         Age       Position with the Company
----                         ---       -------------------------
Brian Fargo                   37        Chairman of the Board of Directors and
                                        Chief Executive Officer
Herve Caen                    38        President and Director
Manuel Marrero                42        Chief Financial Officer and Chief Operating Officer
Phillip G. Adam               45        Vice President of Business Development
Gary Dawson                   51        Vice President of Sales
Cal Morrell                   44        Vice President of Marketing
Peter A. Bilotta              44        President of Interplay Productions Limited
Jill S. Goldworn              35        President of Interplay OEM, Inc.
David Perry                   32        President of Shiny Entertainment, Inc.
Charles S. Paul               50        Director
Eric Caen                     35        Director
James Barnett (1)(2)          42        Director
R. Stanley Roach(1)(2)        45        Director

____________
(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.

Background Information Concerning Directors

    Brian Fargo, Chairman of the Company's Board of Directors, founded the Company in 1983 and has served as the Company's chief executive officer since that time. Prior to June 1995, Mr. Fargo also served as the Company's President. Mr. Fargo also currently serves as a member of the Board of Directors of the Interactive Digital Software Association.

    Herve Caen joined the Company as President and a director in November 1999. Mr. Caen has served as Chairman of the Board of Directors and Chief Executive Officer of Titus Interactive SA, an interactive entertainment software company, since 1991. Mr. Caen also serves as Managing Director of Titus Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since 1985, 1991 and 1998, respectively. Mr. Caen also serves as Chief Executive Officer of Titus Software Corporation, Chairman of Titus

Software UK Limited and Representative Director of Titus Japan KK, which positions he has held since 1988, 1991 and 1998, respectively.

     Charles S. Paul has served as a director of the Company since October 1994. Since February 2000, Mr. Paul has served as Chairman of iFilm Corp., an Internet-based media company. Since March 1996, Mr. Paul has served as the Chairman of the Board of Sega GameWorks L.L.C., a location-based entertainment company. Mr. Paul previously served as Executive Vice President of Universal Studios, Inc. ("Universal") from December 1986 to March 1995. Mr. Paul is a director of National Golf Properties, Inc. and Entertainment Properties Trust, both real estate investment trusts.

     Eric Caen has served as a director of the Company since November 1999. Mr. Caen has served as a Director and as President of Titus Interactive SA since 1991. Mr. Caen also serves as Vice President of Titus Software Corporation, Secretary and Director of Titus Software UK Limited and Director of Titus Japan KK and Digital Integration Limited, which positions he has held since 1988, 1991, 1998 and 1998, respectively. Mr. Caen has also served as Managing Director of Total Fun 2, a French record production company, since 1998. Mr. Caen served as Managing director of Titus SARL from 1988 to 1991.

     James Barnett joined the Board in November 1999. Since September of 1999, Mr. Barnett has served as President and Chief Executive Officer of ThirdAge Media, the leading Internet media company for first wave baby boomers. Prior to ThirdAge, Mr. Barnett was President and Chief Executive Officer of Infogrames North America, a leading publisher and developer of video games and interactive entertainment software, and Chairman, President and Chief Executive Officer of Accolade, the predecessor company to Infogrames North America. Mr. Barnett's tenure at Accolade began in 1994.

     R. Stanley Roach Joined the Board in April 2000. From 1995 through 2000, Mr. Roach served as Chief Operating Officer of Infogrames North America and as Accolade's Executive Vice President of Marketing, Sales and Operations. From 1993 to 1995, Mr. Roach was a consultant in the consumer software industry.

Director Compensation

     The Company's directors currently do not receive cash compensation for attendance at Board of Directors or committee meetings. However, in the future, non-employee directors may receive compensation for attendance and may be reimbursed for certain expenses in connection with attendance at board and committee meetings. In September 1998, Charles S. Paul, who currently serves on the Company's Board of Directors, was granted an option to purchase up to 25,000 shares of the Company's common stock at an exercise price of $8.00 per share, which option has a term of ten years, and vests over a period of five years following the date of the grant. In April 2000, the Company granted to each of James Barnett and R. Stanley Roach, both of whom are directors, an option to purchase up to 20,000 shares of the Company's common stock. The Barnett and Roach options are each for a term of ten years, vest over the first five years, and are exercisable at $3.50 per share.

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


     Gary Dawson was appointed as the Company's Vice President of Sales in November 1999. Prior to joining the Company, beginning in 1996, Mr. Dawson was Senior Vice President, Manufacturing and Production for Chorus Line, an apparel manufacturer. From 1993 to 1996, Mr. Dawson served as Vice President and General Manager, Lee Jeanswear for Lee Apparel, a manufacturer of denim products.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten-percent Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all of the Company's officers, directors and ten-percent Stockholders complied with all applicable
Section 16(a) filing requirements, with the following exceptions: Titus Interactive SA, a stockholder holding more than ten percent of the Company's outstanding shares of common stock, filed two late reports, reporting two transactions late. Each of the following persons filed one late report, reporting one transaction late: Director and President Herve Caen; Director Eric Caen; and Executive Vice President Richard S.F. Lehrberg. To the Company's knowledge, there were no failures to file a required form.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last two fiscal years ended December 31, 1999, by the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company whose total salary and bonus during such year exceeded $100,000, as well as two former executives who would have met such criteria had their status as executives not terminated during the year (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                                        Long-Term           All Other
                                             Annual Compensation                        Compensation        Compensation
                                             -------------------                        ------------        ------------
                                                                                        Securities
                                                                                        Underlying
Name and Principal Position       Year        Salary         Bonus       Other(1)       Options(#)
----------------------------      ----        ------         -----       --------       ----------
Brian Fargo                       1999         $200,000            --         --         500,000                   --
      Chief Executive             1998          210,417            --         --         150,000                   --
      Officer

Cal Morrell                       1999          142,634       $31,200     $1,087         100,000                   --
     Vice President of            1998          130,000        11,200         --              --                   --
     Marketing

Richard S.F. Lehrberg(2)          1999          160,000            --      4,333              --                   --
     Executive Vice President     1998          178,805        15,000      4,792              --                   --

Manuel Marrero                    1999          158,775(3)         --         --         150,000                   --
     Chief Financial Officer      1998               --            --         --              --                   --
     and Chief Operating Officer

Phillip G. Adam                   1999          138,000            --      4,140              --                   --
     Vice President, Business     1998          138,000        20,000      4,140              --                   --
     Development

Christopher J. Kilpatrick(4)      1999          124,946            --      4,240              --              475,582(5)
     President                    1998          234,722       $75,000      5,065          20,000                   --

_______________
(1) Consists of matching payments made under the Company's 401(k) plan (see "--Employee Benefit Plans--401(k) Plan").
(2) Mr. Lehrberg's status as an executive officer terminated in December 1999.
(3) Mr. Marrero joined the Company in April 1999 at an annual base salary of $198,000.
(4) Mr. Kilpatrick's employment by the Company terminated in May 1999.
(5) Consists of (i) severance pay in the amount of $275,582; and (ii) payment in the amount of $200,000 under a guaranty of the value of certain of Mr. Kilpatrick's shares of Company stock (see "Certain Relationships and Related Transactions -- Transactions With Fargo").

            Stock Option Grants During Year Ended December 31, 1999

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1999.

                                                                                           Potential Realizable
                                                                                           Value at Assumed
                               Number of      Percent of Total                               Annual Rates of
                              Securities          Options                                      Stock Price
                              Underlying         Granted to     Exercise                     Appreciation for
                                Options         Employees In      Price     Expiration      Option Term ($)(3)
Name                          Granted(1)        Fiscal Year      ($/Sh)      Date(2)         5%          10%
----------------------------  ----------     ----------------   --------   ----------     --------   ----------
Brian Fargo                      500,000                 22.4%     $2.28      11/7/09     $716,939   $1,816,866
Manuel Marrero                   150,000                  6.7%     $1.94       5/6/09     $183,001   $  463,779
Cal Morrell                       50,000                  2.2%     $1.94       5/6/09     $ 61,002   $  154,593
Cal Morrell                       25,000                  1.1%     $2.69       7/7/09     $ 42,293   $  107,179
Cal Morrell                       25,000                  1.1%     $1.88     11/30/09     $ 29,558   $   74,905

________________
(1) Represents options granted pursuant to the Company's 1997 Plan. All such options were granted at an exercise price equal to, or greater than, the fair market value of the common stock on the date of grant. Mr. Fargo's options vest at the rate of 25% per year; Mr. Marrero's options fully vested upon the change of control effected as a result of the Company's April 2000 transaction with Titus Interactive SA; Mr. Morrell's options vest at the rate of 20% per year.
(2) Options granted to such individuals pursuant to the 1997 Plan expire 10 years from the date of grant.
(3) Represents amounts that may be realized upon exercise of the options immediately prior to expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% numbers are calculated based on rules required by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth.

          Aggregate Option Exercises And 1999 Year-End Option Values

     Shown below is information relating to the exercise of stock options during the year ended December 31, 1999, for each of the Named Executive Officers, and the year-end value of unexercised options.

                                                                        Number of Securities               Value of
                                                                             Underlying               Unexercised in-the-
                                                                        Unexercised Options            Money Options at
                                                                            at Year-End                    Year-End
                               Shares Acquired                             (Exercisable/                 (Exercisable/
Name                             on Exercise       Value Realized          Unexercisable)              Unexercisable)(1)
----                          ----------------     --------------       --------------------          ------------------------
Brian Fargo                                --              --              60,000/90,000                $        0/$0
Phillip G. Adam                            --              --                        0/0                $        0/$0
Christopher J. Kilpatrick             251,528        $400,000                        0/0                $        0/$0
Richard S.F. Lehrberg                      --               --                 572,874/0                $1,598,318/$0
Manuel Marrero                             --               --                 0/150,000                $  0/$150,000
Cal Morrell                                --               --                 0/100,000                $   0/$82,750

_______________
(1) Represents an amount equal to difference between the closing sale price for the Company's common stock on the Nasdaq National Market on December 31, 1999, and the option exercise price, multiplied by the number of unexercised in-the-money options.

Employment Agreements

     The Company has entered into an employment agreement with Brian Fargo for a term of three years through November 2002, pursuant to which he currently serves as the Company's Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provides for a base salary of $250,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Fargo is terminated without cause or resigns for good reason as set forth in the agreement, the Company is required to pay Mr. Fargo 150% of his base salary and 75% of his imputed annual bonuses for the remainder of the term of the agreement, which payments are contingent upon Mr. Fargo's non-competition with the Company, as defined in the agreement. Mr. Fargo is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time.

     The Company has entered into an employment agreement with Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as the Company's President. The employment agreement provides for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time.

     The Company has entered into an employment agreement with Manuel Marrero for a term of five years through March 15, 2004, pursuant to which he currently serves as the Company's Chief Financial Officer and Chief Operating Officer. The employment agreement provides for a base salary of $198,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Marrero is terminated without cause, the Company is required to pay Mr. Marrero his base salary plus a $50,000 annual bonus for the longer of (i) a period of one year following the termination or (ii) through the end of the term of the employment agreement. Such post-termination payments are contingent upon Mr. Marrero's non-competition with the Company, as defined in the agreement.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of Messrs. Barnett and Roach. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 1999, decisions regarding executive compensation were made by the Compensation Committee. Directors who were members of the Compensation Committee during 1999 were Charles S. Paul, Mr. Barnett and Kenneth Kay. None of the 1999 members of the Compensation Committee nor any of the Company's 1999 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.


                     REPORT OF THE COMPENSATION COMMITTEE

     The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 1999.

     The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's executive officers and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee met one time during fiscal year 1999.

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

     Annual Bonus. Annual bonuses for executives and other key employees are tied directly to the Company's financial performance as well as individual performance. The purpose of annual cash bonuses is to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. If certain objective and subjective performance goals are not met, annual bonuses are reduced or not paid.

     Long-Term Incentives. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of Stockholder value through stock options. The overall goal of this component of pay is to create a strong link between the management of the Company and its Stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of Company share price. Stock options are awarded in order to tie the executive officers' interests to the Company's performance and align those interests closely with those of the Company's Stockholders. The Compensation Committee generally has followed the practice of granting options on terms that provide that the options become exercisable in cumulative installments over a three to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options.

Chief Executive Officer Compensation

     The salary, annual raises and annual bonus of Brian Fargo, the Company's Chief Executive Officer, are determined in accordance with Mr. Fargo's Employment Agreement with the Company. Mr. Fargo's Employment Agreement provides for a base salary of $250,000 per year, with annual raises and bonuses as may be approved at the discretion of the Company's Board of Directors. (see "Employment Agreements," above). The amounts of any annual raises or bonuses are determined in accordance with the policies and objectives set forth above. In connection with the Company's November 1999 sale of stock to Titus Interactive SA, Mr. Fargo was granted an option to purchase 500,000 shares of the Company's common stock. The option vests in equal amounts on each of the first four anniversaries of the grant of the option. The Compensation Committee believes it is crucial to the Company's long-term success to continue to tie the Chief Executive Officer's incentive to the Company's performance and to align individual financial interests with those of the Company's Stockholders.

Deductibility of Executive Compensation

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

It is not expected that the compensation to be paid to the Company's executive officers for fiscal 1999 will exceed the $1 million limit per officer. The Company's 1991 Stock Option Plan, 1994 Stock Option Plan and 1997 Stock Incentive Plan are structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                         The Compensation Committee of the
                                         Board of Directors

                                         James Barnett
                                         R. Stanley Roach

     Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Report and the performance graph below shall not be incorporated by reference into any such filings.

Common Stock Price Performance

     Set forth below is a line graph comparing the cumulative Stockholder return on the Company's common stock with the cumulative total return of the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index for the period that commenced January 1, 1999, and ended on December 31, 1999. The graph assumes $100 invested January 1, 1999, in the Company's common stock, the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index, with the reinvestment of all dividends. The Performance Graph is not necessarily an indicator of future price performance.


                       [PERFORMANCE GRAPH APPEARS HERE]



                                                              MG Industry Group 820
                                      Interplay                    (Multimedia/
     Measurement Date            Entertainment Corp.            Graphics Software)            Nasdaq Market Index
     ----------------            -------------------          ---------------------           -------------------
       06/19/98                     100.00                          100.00                           100.00
       06/30/98                      95.83                          100.00                           100.00
       09/30/98                      53.13                           69.97                            90.13
       12/31/98                      29.69                           91.60                           117.16
       03/31/99                      39.58                           88.21                           130.90
       06/30/99                      43.23                           90.79                           142.43
       09/30/99                      35.42                          102.04                           144.75
       12/31/99                      48.96                          124.56                           213.79


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of March 31, 2000, for
(i) each person (or group of affiliated persons) who is known by the Company to own beneficially five percent or more of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                             Shares                 Percentage of
                                                          Beneficially               Outstanding
Name and Address of Beneficial Owner                        Owned(1)                Shares Owned
------------------------------------                      ------------              -------------
Brian Fargo                                                4,031,378(2)               13.4%
     16815 Von Karman Avenue
     Irvine, CA  92606
Universal Studios, Inc.                                    4,658,216                  15.5%
     100 Universal City Plaza
     Universal City, CA  91608
Titus Interactive SA                                      13,167,255(3)               43.9%
Herve Caen (4)
Eric Caen (4)
     20432 Corisco Street
     Chatsworth, CA 91311
Manuel Marrero                                               150,000(5)                 *
Christopher J. Kilpatrick(6)                                  75,528(7)                 *
Richard S.F. Lehrberg(8)                                     591,875(9)                2.0%
Charles S. Paul                                                5,000(10)                *
James Barnett                                                      0                    *
R. Stanley Roach                                                   0                    *
All Directors and Executive Officers as a Group
   (7 persons)                                            18,305,315(11)              60.9%

________________
 *   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 31, 2000, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Includes 460,000 shares subject to warrants and options exercisable within 60 days of March 31, 2000.
(3) Includes 350,000 shares subject to warrants exercisable within 60 days of March 31, 2000.
(4) Messrs. Herve Caen and Eric Caen, who are officers, directors and principal shareholders of Titus, disclaim beneficial ownership of the shares held by Titus, except to the extent of the pecuniary interest therein.
(5) Consists of 150,000 shares subject to options exercisable within 60 days of March 31, 2000.
(6)  Mr. Kilpatrick resigned as an executive officer and director in May 1999.
(7) Shares are subject to certain restrictions pursuant to the Agreement and General Release dated May 21, 1999, between the Company and Mr. Kilpatrick.
(8)  Mr. Lehrberg resigned as an executive officer and director in December
     1999.
(9) Includes 510,374 shares subject to options exercisable within 60 days of March 31, 2000.
(10) Consists of 5,000 shares subject to options exercisable within 60 days of March 31, 2000.
(11) Includes 1,537,874 shares subject to warrants and options exercisable within 60 days of March 31, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Fargo

     In connection with the November 1998 amendment of the Company's line of credit agreement with Greyrock Capital, Brian Fargo, the Company's Chairman and Chief Executive Officer, provided a $5.0 million personal guaranty, through May 31, 1999, of the Company's obligations under the line of credit. In March 1999, in connection with Brian Fargo's extension, from May 31, 1999 through December 21, 2000, of his $5.0 million guaranty, the Company agreed to assume Mr. Fargo's obligations under an agreement between Mr. Fargo and Christopher J. Kilpatrick (the "Kilpatrick Agreement"). Under the terms of the Kilpatrick Agreement as assumed by the Company, the Company guaranteed that Mr. Kilpatrick will receive an aggregate of $1.0 million in pre-tax proceeds (the "Guaranty Amount") from the periodic sale of shares of the Company's common stock issued to him upon exercise of his options to purchase 271,528 shares of the Company's common stock. In 1999, Mr. Kilpatrick received $400,000 in proceeds from the sale of such shares. Additionally, the Company paid Mr. Kilpatrick $200,000, which was deducted from the balance of the Guaranty Amount. Further, approximately $200,000 was deducted from the remaining balance of the Guaranty Amount as an income tax withholding for 1999. Although substantially the entire remaining outstanding balance of the Guaranty Amount will be offset as an income tax withholding for the year 2000, the Company has committed to pay to Mr. Kilpatrick approximately $13,000 to reimburse certain expenses that Mr. Kilpatrick has incurred.

     In March 2000, the Company entered into a Film Production Joint Venture Agreement with Mr. Fargo under which Mr. Fargo will provide up to $1.0 million to fund the marketing of certain of the Company's game concepts, characters and trademarks as motion picture projects. Under the terms of the Film Production Joint Venture Agreement, net profits that the venture generates from the Company's properties would be allocated first to reimburse Mr. Fargo for the amount of his contributions, and then to the Company. In addition, certain intellectual properties owned by Mr. Fargo may be marketed by the venture. Any net profits that the venture generates from Fargo properties will be allocated to Mr. Fargo.

Transactions With Fargo and Universal

     The Company, Mr. Fargo and Universal entered into a Stock Purchase Agreement, dated January 25, 1994, for the purchase of common stock. On March 30, 1994, pursuant to the Stock Purchase Agreement, Universal purchased 1,824,897 shares of common stock from the Company for a purchase price of $15 million and 1,216,598 shares of common stock from Mr. Fargo for a purchase price of $10 million. Pursuant to the Stock Purchase Agreement, the Company, Mr. Fargo and Universal entered into an Option Agreement, dated March 30, 1994, pursuant to which Mr. Fargo granted Universal an option to purchase additional shares of common stock held by Mr. Fargo. Pursuant to such Option Agreement, Universal purchased 1,216,598 additional shares of common stock from Mr. Fargo at a price of $9.10 per share on April 25, 1995 and 1,150,123 additional shares of common stock at a price of $14.62 per share on April 26, 1996, such that Universal became a 35% owner of the Company as of April 25, 1995 and a 45% owner of the Company as of April 26, 1996. In order to acquire sufficient shares of common stock for sale to Universal on each of the three sale dates, Mr. Fargo acquired such number of shares as was required for sale to Universal from existing shareholders of the Company in simultaneous transactions. Pursuant to the Stock Purchase Agreement, the Company, Mr. Fargo and Universal entered into a Shareholders' Agreement dated March 30, 1994, as amended October 8, 1996 and in March 1998, which contains certain restrictions on transfer of shares, rights of first refusal, voting provisions, registration rights and certain restrictions on corporate actions. Only the mutual rights of first refusal as between Universal and Mr. Fargo and the registration rights of Universal and Mr. Fargo survived the closing of the initial public offering of the Company's common stock. For his services in connection with such transaction, Mr. Fargo was awarded a bonus of $1.0 million by the Board of Directors on March 28, 1994. Mr. Fargo has agreed to defer the payment of such bonus to a future date.

     The Company has entered into three Merchandising License Agreements with MCA/Universal Merchandising Inc., a subsidiary of Universal. Pursuant to an agreement dated May 23, 1994, the Company had the exclusive right to use the theme and characters of the Waterworld motion picture in software products for specified platforms. Such right expired July 31, 1998. Pursuant to an agreement dated May 23, 1994, the Company has the non-exclusive right to use the theme and characters of the Casper motion picture in software products for specified platforms for a period of three years following the release of such motion picture. Pursuant to an agreement dated April 16, 1996, the Company has the exclusive right to the theme and characters of the Flipper motion picture for an interactive story book product on specified platforms until June 1, 2001. Each of the agreements provide for the Company to pay specified advances against royalties and for specified royalty guarantees. To date, the Company has paid a total of $0.6 million, $0.6 million and $30,000, respectively, in advances and royalty payments under such agreements. In addition, pursuant to a letter agreement dated September 27, 1996, with Universal Interactive Studios, a subsidiary of Universal ("UIS"), the Company has the exclusive distribution rights in North America for PlayStation versions of Disruptor (the "Disruptor Agreement"), plus the exclusive rights to manufacture, publish and distribute Disruptor on any video game platform outside of North America. On August 16, 1995, the Company and UIS entered into an exclusive distribution agreement pursuant to which UIS agreed to distribute the Company's interactive software products in Europe through UIS's affiliate, MCA Home Video, Inc., which in turn distributes through Cinema International Corporation ("CIC"). The distribution agreement was subsequently terminated. In March 1998, the Company entered into an agreement with UIS whereby the Company agreed to pay to UIS all remaining amounts owed to UIS. Such amounts totaled $1.4 million and were paid in June 1998.

Transactions with Engage and Fargo

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

     In March 1996, the Company entered into an agreement with Engage which, among other things, provides that the Company will provide certain administrative services to Engage, and grants Engage the exclusive right to use certain of the Company's products in Internet-based on-line services. Engage owes the Company approximately $1.2 million under that agreement.

     The Company is co-lessee with Engage under a lease with General Electric Capital Corporation ("GECC") for equipment utilized by Engage. The Company has possession of substantially all of the equipment covered by such lease. As of March 31, 2000, the Company's obligations to GECC through the term of the lease are approximately $11,000.

Transactions with Titus and Fargo

     In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive SA and Brian Fargo (the "Titus I Agreement"). Under the terms of the Titus I Agreement, the Company issued Two Million Five Hundred Thousand (2,500,000) shares of its common stock to Titus in exchange for consideration of Ten Million Dollars ($10,000,000). Pursuant to the terms of the Stock Purchase Agreement, the purchase price was recalculated based on the average closing price per share of the Company's common stock as reported by Nasdaq during the ten trading days ended June 30, 2000, and the purchase price was recalculated again based on the average closing price per share of the Company's common stock as reported by Nasdaq during the ten trading days ending August 20, 2000. Pursuant to the June 30, 2000, adjustment, the Company issued to Titus 1,161,771 additional shares of common stock without additional consideration, for a total of 3,661,771 shares, and issued to Titus a promissory note in the principal amount of $1,120,202.90, bearing interest at the rate of 10% per annum and due January 1, 2000.

     As a result of the August 1999 recalculation, the purchase price was adjusted to $2.20, and the number of shares of common stock to be issued under the Titus I Agreement was adjusted to 4,545,455. However, Nasdaq rules required Stockholder approval for the issuance to Titus of shares of common stock over and above the 3,661,771 shares already issued. On August 24, 1999, the Company's Stockholders approved the Titus I Agreement. As a result of the Stockholder approval, the Company issued to Titus the remaining 883,684 shares of common stock, and Titus cancelled the June 1999 promissory note.

     Under the terms of the Titus I Agreement, the Company is obligated to register all of the shares of the Company's common stock purchased by Titus pursuant to the terms and conditions of the Titus I Agreement. Also, in connection with the Titus I Agreement, Mr. Fargo agreed to not sell, assign, pledge, mortgage or otherwise dispose of or transfer any shares of his personally-held shares of the Company's common stock without the prior written consent of Titus.

     In May 1999 the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5,000,000 and the Company and Titus agreed to negotiate certain additional transactions. Pursuant thereto, on July 19, 1999, the Company and Titus entered into a Stock Purchase Agreement (the "Titus II Agreement") providing for the sale and issuance of Six Million Two Hundred Fifty Thousand (6,250,000) shares of Company's common stock to Titus in exchange for total consideration of $25,000,000, including the $5,000,000 previously loaned to the Company. Upon the closing of the Titus II Agreement (the "Closing"), the Company, Titus and Fargo entered into a Stockholder Agreement, pursuant to which
(a) Titus and Fargo would enter into certain voting agreements with respect to the shares of common stock held by them, (b) Titus and Fargo would each grant to the other certain rights of first refusal and tag-along rights with respect to the shares of common stock held by them, (c) the Company would grant to Titus a right of first refusal with respect to the issuance of certain equity securities by the Company, and (d) the Company would agree not to take certain actions without the prior approval of Titus and Fargo. In addition, at the Closing the Company entered into Employment Agreements with each of Brain Fargo and Herve Caen, pursuant to which Messrs. Fargo and Caen are employed as Chief Executive Officer and President, respectively, of the Company, which agreements shall each have an initial term of three years. Titus and Fargo have also entered into an Exchange Agreement, which was consummated concurrent with the Titus II Agreement, pursuant to which Fargo exchanged 2,000,000 shares of the Company's common stock for 96,666 shares of Titus common stock. At the Closing, Titus cancelled the May 1999 promissory note.

     In April 2000, the Company entered into a Stock Purchase Agreement with Titus (the "Titus III Agreement") providing for the issuance to Titus of 719,424 shares of the Company's newly-designated Series A Preferred Stock (the "Preferred Stock") with certain voting and conversion rights, and Warrants to purchase up to 500,000 shares of the Company's common stock, in return for consideration from Titus in the form of $20,000,000 cash and Titus's agreement to certain obligations. Among the obligations that the Titus III Agreement imposed upon Titus were: (i) that Titus provide a $20 million guaranty (the "Titus Guaranty") of the Company's principal line of credit from Greyrock Capital; (ii) that Titus extend to the Company a $5 million supplemental line of credit; and (iii) that Titus provide the Company with financial reports required by Greyrock Capital as a condition to the release of $2.5 million in cash collateral held by Greyrock Capital. The Preferred Stock bears a six percent per annum cumulative dividend, with accrued but unpaid dividends convertible into the Company's common stock.

     The Company is obligated to repay to Titus any amounts that Titus may pay under the Titus Guaranty, and such repayment is secured by a second-priority security interest in the Company's assets. Moreover, as a condition of the Titus Guaranty, the Company has granted Titus a right of first refusal on the Company's sale of assets for $100,000 or more.

     Titus can convert the Preferred Stock into the Company's common stock at any time following the earlier to occur of: (i) 180 days after Greyrock Capital's demand to Titus for payment under the Titus Guaranty; or (ii) May 31, 2001. The number of shares of the Company's common stock to be issued upon such conversion is determined by multiplying the number of shares of Preferred Stock to be converted by the conversion ratio applicable at the time. The conversion ratio is defined as a fraction, the numerator of which is the initial purchase price per share of the Preferred Stock, $27.80, and the denominator of which (the "Denominator") is adjustable. The initial Denominator is the lower of $2.78 or 85% of the average market price of the Company's common stock for the 20 trading days preceding the date of conversion. The ratio can be adjusted to account for stock splits or similar other changes in the Company's capital structure.

     If Greyrock Capital makes a demand to Titus for payment under the Titus Guaranty, a further adjustment of the Denominator will apply. Prior to any conversion of the Preferred Stock following a demand for payment under the Titus Guaranty, however, Titus is obligated to grant the Company a 180-day period during which the Company can cure any underlying default on the Company's principal line of credit with Greyrock Capital, or repay any amounts that Titus has paid under the Titus Guaranty. If the Company were to effect such cure during the cure period, the conversion ratio would revert to its previous value as if no payment, and no demand for payment, had ever been made under the Titus Guaranty. If the Company does not effect such cure within the cure period, the applicable Denominator shall be a minimum of $0.466818926, with adjustments upward depending on the trading price of the Company's common stock at the time of conversion. The effect of the stock price-dependent adjustments is that the Preferred Stock would be convertible, under such circumstances, into up to approximately 42.8 million shares of the Company's common stock, less 50,000 shares for each $0.01 that the trading price of the Company's common stock is above $3.00 per share at the time of conversion.

     The Company may redeem any unconverted shares of Preferred Stock at the original purchase price, plus accrued but unpaid dividends, at any time following the later to occur of (i) the termination of the Titus Guaranty; or
(ii) the repayment to Titus of any amounts that Titus may pay under the Titus Guaranty. In addition, the Preferred Stock is entitled to voting power equivalent to the voting power of the shares of the Company's common stock into which the Preferred Stock can be converted.

     The supplemental line of credit that Titus has extended to the Company in connection with the Titus III Agreement bears interest at the maximum legal rate, not to exceed 12% per annum. There were three Warrants issued in connection with the Titus III Agreement for the purchase of the Company's common stock in the amounts of 350,000 shares, 100,000 shares, and 50,000 shares, respectively. All three Warrants are exercisable at $3.79 per share, and are for a term of 10 years. The 350,000 share Warrant is exercisable immediately. The 100,000 share warrant is exercisable only in proportion to the extent to which the Company draws upon the $5 million supplemental line of credit extended by Titus. The 50,000 share warrant is exercisable only if the Company's audited pre-tax net income for the fiscal year ended December 31, 2000, is less than $2,115,000.

     The Company is obligated to register all of the Company's common stock issued pursuant to the Titus II Agreement and the Titus III Agreement. In Connection with the Titus III Agreement, Mr. Fargo has granted to Titus an irrevocable proxy to vote all of his shares of common stock in favor of the Titus III Agreement.

Other Transactions

     Beginning in March 1998, the Company has entered into Indemnification Agreements with all of its directors and executive officers providing for indemnification of such persons by the Company in certain circumstances.

     In May 1999, in connection with the termination of Mr. Kilpatrick's employment with the Company, the Company assumed certain guaranty obligations of Brian Fargo to Mr. Kilpatrick relating to the value of Mr. Kilpatrick's options to purchase shares of the Company's common stock (see "Transactions with Fargo," above).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 28th day of April, 2000.

                                  INTERPLAY ENTERTAINMENT CORP.
                                  (Registrant)


                                  By:    /s/ Brian Fargo
                                      --------------------------------------
                                         Brian Fargo
                                         Chief Executive Officer and
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Brian Fargo            Chief Executive Officer                 April 28, 2000
-----------------------
Brian Fargo                and Chairman of the Board
                           (Principal Executive Officer)

/s/ Herve Caen             President and Director                  April 28, 2000
-----------------------
Herve Caen

/s/ Manuel Marrero         Chief Financial Officer and             April 28, 2000
-----------------------
Manuel Marrero             Chief Operating Officer
                           (Principal Financial and Accounting
                           Officer)

 /s/     *                 Director                                April 28, 2000
-----------------------
Eric Caen

 /s/     *                 Director                                April 28, 2000
-----------------------
James Barnett

 /s/     *                 Director                                April 28, 2000
-----------------------
Charles S. Paul

 /s/ R. Stanley Roach      Director                                April 28, 2000
-----------------------
R. Stanley Roach

*By: /s/ Brian Fargo
    ------------------------------
     Brian Fargo, Attorney-in-Fact