Form 10-Q
period 2000-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2000-05-15
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                     Issued and Outstanding at May 10, 2000
             -----                     --------------------------------------

 Common Stock, $0.001 par value                       30,032,048

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 2000

                               TABLE OF CONTENTS
                                ______________

                                                                   Page Number
                                                                   -----------
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2000
           (unaudited) and December 31, 1999                            3

           Consolidated Statements of Operations for the
           Three Months ended March 31, 2000 and 1999 (unaudited)       4

           Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2000 and 1999 (unaudited)       5

           Notes to Unaudited Consolidated Financial
           Statements                                                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               12

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                           27

Part II.   Other Information

Item 1.    Legal Proceedings                                           27

Item 2.    Changes in Securities and Use of Proceeds                   27

Item 6.    Exhibits and Reports on Form 8-K                            27

Signatures                                                             28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   March 31,      December 31,
                           ASSETS                    2000            1999
                           ------                ------------    --------------
                                                 (Unaudited)
                                                     (Dollars in thousands)
Current Assets:
     Cash and cash equivalents                   $  2,455        $    399
     Restricted cash                                2,634           2,597
     Trade receivables, net of allowances
         of $7,301 and $9,161, respectively        17,232          22,209
     Inventories                                    4,281           6,057
     Prepaid licenses and royalties                19,684          19,249
     Other                                          1,176             874
                                              -----------     -----------
     Total current assets                          47,462          51,385

Property and Equipment, net                         4,266           4,225

Other Assets                                        1,231           1,326
                                              -----------     -----------
                                                 $ 52,959        $ 56,936
                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
     Current debt                                $ 20,796        $ 19,630
     Accounts payable                              16,645          21,462
     Accrued liabilities                           13,062          17,915
                                              -----------     -----------
          Total current liabilities                50,503          59,007
Long-Term Debt, net of current portion             10,000               -

Commitments and Contingencies
Stockholders' Deficit:
     Preferred stock, $.001 par value,
        authorized 5,000,000 shares;
        issued and outstanding, none                    -               -
     Common stock, $.001 par value,
       authorized 50,000,000 shares;
       issued and outstanding 30,022,538
       shares as of March 31, 2000
       and 29,989,125 shares as of
       December 31, 1999                               30              30
     Paid-in capital                               87,411          87,390
     Accumulated deficit                          (95,280)        (89,782)
     Accumulated comprehensive income
       adjustments                                    295             291
                                              -----------     -----------
          Total stockholders' deficit              (7,544)         (2,071)
                                              -----------     -----------
                                                 $ 52,959        $ 56,936
                                              ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months
                                                Ended March 31,
                                     -----------------------------------
                                           2000               1999
                                     ---------------     ---------------
                                         (Dollars in thousands, except
                                               per share amounts)
Net revenues                             $    18,143         $    21,620
Cost of goods sold                             9,572              12,566
                                     ---------------     ---------------
Gross profit                                   8,571               9,054

Operating expenses:
     Marketing and sales                       4,863               7,544
     General and administrative                2,561               3,518
     Product development                       5,635               5,382
                                     ---------------     ---------------
          Total operating expenses            13,059              16,444
                                     ---------------     ---------------
          Operating loss                      (4,488)             (7,390)

Other expense:
     Interest expense, net                      (987)               (769)
     Other expense, net                          (23)               (119)
                                     ---------------     ---------------
          Total other expense                 (1,010)               (888)
                                     ---------------     ---------------
Net loss                                 $    (5,498)        $    (8,278)
                                     ===============     ===============
Net loss per share:
     Basic and diluted                   $     (0.18)        $     (0.44)
                                     ===============     ===============
Weighted average number of
    common shares outstanding:
     Basic and diluted                    29,996,585          18,689,344
                                     ===============     ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                      2000                 1999
                                                                ---------------      ----------------
                                                                      (Dollars in thousands)
Cash flows from operating activities:
   Net loss                                                             $(5,498)              $(8,278)
   Adjustments to reconcile net loss to
      cash used in operating activities:
      Depreciation and amortization                                         765                   779
      Noncash expense for stock options                                       -                    10
      Deferred income taxes                                                   -                   (22)
      Minority interest in loss of subsidiary                                 -                   (25)
      Changes in assets and liabilities:
         Trade receivables                                                4,977                 7,725
         Inventories                                                      1,776                  (585)
         Other current assets                                              (302)                  685
         Other assets                                                         -                   282
         Prepaid licenses and royalties                                    (435)               (1,895)
         Accounts payable                                                (4,817)               (4,468)
         Accrued liabilities                                             (4,853)                 (270)
                                                                ---------------      ----------------
             Net cash used in operating activities                       (8,387)               (6,062)

Cash flows from investing activities:
   Purchase of property and equipment                                      (711)                 (294)
                                                                ---------------      ----------------
         Net cash used in investing activities                             (711)                 (294)

Cash flows from financing activities:
   Net borrowings (payments) on line of credit                            1,203                (1,758)
   Net proceeds from issuance of common stock                                 -                 9,944
   Net proceeds from issuance of notes payable                           10,000                     -
   Proceeds from exercise of stock options                                   21                     8
   Additions to restricted cash                                             (37)               (2,000)
   Other debt                                                               (37)                  (67)
                                                                ---------------      ----------------
         Net cash provided by financing activities                       11,150                 6,127
                                                                ---------------      ----------------
Effect of exchange rate changes on cash and cash equivalents                  4                   (22)
                                                                ---------------      ----------------
Net increase (decrease) in cash and cash equivalents                      2,056                  (251)
Cash and cash equivalents, beginning of period                              399                   614
                                                                ---------------      ----------------
Cash and cash equivalents, end of period                                $ 2,455               $   363
                                                                ===============      ================

Supplemental cash flow information:
    Cash paid for:
       Interest                                                         $   916               $   814
       Income taxes                                                           -                     -
                                                                ===============      ================

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

Restricted Cash

     Restricted cash represents cash collateral deposits made in accordance with the Company's Loan and Security Agreement (see Note 3). Restricted cash earns interest at the bank's prime rate (9 percent at March 31, 2000) less three percent (6 percent at March 31, 2000).

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

Recent Accounting Pronouncements

     In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company adopted SAB No. 101 effective January 1, 2000 and the adoption of this standard reduced net sales and cost of sales by approximately $800,000 but did not have an impact on the Company's gross profit or net loss for the three months ended March 31, 2000. The Company did not apply this standard to the 1999 period as the impact would have been immaterial to the financial statements taken as a whole.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Factors Affecting Future Performance

     For the three months ended March 31, 2000, the Company incurred a net loss of $5.5 million and used cash in operating activities of $8.4 million. Partially because of these losses, the Company's liquidity has not improved substantially during the three months ended March 31, 2000. At March 31, 2000, the Company had negative working capital of $3 million, although the Company did have unrestricted cash and cash equivalents on hand of $2.5 million and borrowing availability under its line of credit of $2.2 million (see Note 3).

     To provide working capital to support the Company's operations, subsequent to March 31, 2000, the Company extended its line of credit through April 2001, in connection with which Titus Interactive SA ("Titus") provided a $20 million corporate guarantee, and the Company also completed a transaction with Titus, which provided for the issuance of convertible, redeemable Preferred Stock for $20 million. In addition, Titus may be entitled to receive additional shares of Common Stock upon conversion of their Preferred Stock if the Company defaults on its line of credit and Titus is obligated to pay on the $20 million corporate guarantee that Titus provided on the extension of the Company's line of credit through April 2001. In addition, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001 (see Note 9).

     The Company believes that funds available under its line of credit, funds to be received from the sale of equity securities and anticipated funds from operations, if any, should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001 (see Notes 3 and 9). However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond April 2001.

     In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include dependence on new product introductions, product completion and release delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns. Certain additional risks are discussed on pages 17-27 of this Quarterly Report on Form 10-Q.

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

Note 2.  Inventories

     Inventories consist of the following:

                                        March 31,          December 31,
                                          2000                1999
                                    ----------------     ----------------
                                            (Dollars in thousands)
Packaged software                             $2,769               $4,394
CD-ROMs, cartridges, manuals,
 packaging  and supplies                       1,512                1,663
                                    ----------------     ----------------
                                              $4,281               $6,057
                                    ================     ================

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Debt

  Debt consists of the following:

                                            March 31,       December 31,
                                              2000             1999
                                          ------------      ------------
                                               (Dollars in thousands)
Loan Agreement                                $ 20,421          $ 19,218
Promissory Notes                                10,000               -
Other                                              375               412
                                          ------------      ------------
                                                30,796            19,630
Less--current portion                          (20,796)          (19,630)
                                          ------------      ------------
Long-term debt, net of current portion        $ 10,000          $    -
                                          ============      ============

Loan Agreement

     Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (6.13 percent at March 31, 2000 and 6.48 percent at December 31, 1999) plus 4.87 percent (11 percent at March 31, 2000 and 11.35 percent at December 31, 1999). At March 31, 2000, the Company had availability of $2.2 million on its line of credit. Subsequent to March 31, 2000, the Company further amended its line of credit, which, among other things, extended the expiration through April 2001 (see Note 9). The Company is currently in compliance with the terms of the Loan Agreement.

Promissory Notes

     In February 2000 and in March 2000, the Company borrowed a cumulative total of $10 million from Titus. These notes mature in May 2000 and have an interest rate of 10 percent per annum. In April 2000, these notes were exchanged for shares of the Company's Series A Preferred stock (see Note 9).

Note 4.  Commitments and Contingencies

     The Company and the former owner of Shiny Entertainment ("Shiny") have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of March 31, 2000 under the applicable agreements.

Note 5.  Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted net loss per share is the same as basic because the effect of outstanding stock options and warrants is anti-dilutive.

     There were options and warrants outstanding to purchase 3,561,780 shares of common stock and there were 484,848 shares of restricted common stock at March 31, 2000, which were excluded from the loss per share computation. At March 31, 1999 there were options to purchase 2,468,973 shares of common stock, which were not included in the loss per share computation. The weighted average exercise price of the outstanding options and warrants at March 31, 2000 and 1999 was $3.23 and $4.40, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Comprehensive Loss

     Comprehensive loss consists of the following:

                                                  Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2000          1999
                                              ----------    ----------
                                                (Dollars in thousands)
Net loss                                        $(5,498)      $(8,278)
Other comprehensive income (loss), net
 of income taxes:
   Foreign currency translation adjustments           4           (22)
                                              ---------     ---------
      Other comprehensive income (loss)               4           (22)
                                              ---------     ---------
   Total comprehensive loss                     $(5,494)      $(8,300)
                                              =========     =========

     During the three months ended March 31, 2000 and 1999, the net effect of income taxes on comprehensive income (loss) was immaterial.

Note 7.  Related Parties

Distribution and Publishing Agreements

     The Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate as defined. In connection with this agreement the Company incurred distribution commission expense of $772,000 and $420,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $455,000 and recorded an asset valuation and restructuring charge of $584,000 for the three months ended March 31, 1999.

     In connection with the Product Publishing Agreement with Virgin, the Company did not recognize any material revenues or gross profits for performing distribution services on behalf of Virgin during the three months ended March 31, 2000 and 1999.

     During the three months ended March 31, 2000, the Company recognized $400,000 in commission revenue for performing distribution services on behalf of Titus.

Investment in Affiliate

     The Company accounts for its investment in VIE Acquisition Group LLC ("VIE") in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three months ended March 31, 2000 and 1999.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Segment and Geographical Information

  The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                               Three Months Ended
                                                   March 31,
                                             ----------------------
                                               2000          1999
                                             --------       -------
Net revenues:                                (Dollars in thousands)
     United States                            $18,100       $12,262
     United Kingdom                                43         9,358
                                             --------       -------
       Consolidated net revenues              $18,143       $21,620
                                             ========      ========
Operating income (loss):
   United States                              $(4,205)      $(6,867)
   United Kingdom                                (283)         (523)
                                             --------       -------
       Consolidated loss from operations      $(4,488)      $(7,390)
                                             ========      ========
 Expenditures made for the acquisition
    of long-lived assets:
      United States                           $   711       $   294
                                             --------       -------
        Total expenditures for
          long-lived assets                   $   711       $   294
                                             ========      ========


Net revenues by geographic regions were as follows:

                                Three Months Ended March 31,
                    ----------------------------------------------------
                             2000                          1999
                    ----------------------        ----------------------
                      Amount       Percent          Amount       Percent
                    ---------     --------        ---------     --------
                                    (Dollars in thousands)
North America         $10,019        55.2 %         $ 8,751        40.5 %
Europe                  4,919        27.1             8,078        37.4
Rest of World           1,064         5.9             1,865         8.6
OEM, royalty and
   licensing            2,141        11.8             2,926        13.5
                    ---------     --------        ---------     --------
                      $18,143       100.0 %         $21,620       100.0 %
                    =========     ========        =========     ========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Net investments in long-lived assets by geographic regions were as follows:

                             March 31,                   December 31,
                               2000                          1999
                       ---------------------        ---------------------
                        Amount       Percent         Amount       Percent
                       --------     --------        --------     --------
                                      (Dollars in thousands)
North America            $5,389        98.0 %         $5,435        97.9 %
Europe                       42         0.8               47         0.9
Rest of World                 -           -                -           -
OEM, royalty and
   licensing                 66         1.2               69         1.2
                       --------     --------        --------     --------
                         $5,497       100.0 %         $5,551       100.0 %
                       ========     ========        ========     ========


Note 9.  Subsequent Events

Amendment to Credit Facility

  Subsequent to March 31, 2000, the Company extended its line of credit through April 2001 generally under the same terms, except that Titus provided a $20 million corporate guarantee and the financial institution agreed to release to the Company the $2.6 million of cash held as collateral upon receipt of certain Titus financial statements.

Sale of Preferred Stock

  Subsequent to March 31, 2000, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 14, 2000 and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent dividend per annum. The Company may redeem the Preferred Stock shares at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares. Conversion rights are limited to 5,504,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock at $3.79 per share exercisable at anytime, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company does not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010. In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit, if the Company defaults in accordance with the line of credit agreement, and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights.

  The Company also secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts drawn on this line will be subject to interest of up to 12 percent per annum payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will vest if and to the extent that the Company draws on the line of credit, as defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                  Three Months Ended
                                                       March 31,
                                      ------------------------------------------
                                             2000                   1999
                                      -------------------    -------------------
                                                 % of Net               % of Net
                                       Amount    Revenues     Amount    Revenues
                                      --------   --------    --------   --------
                                                (Dollars in thousands)
Net revenues                          $18,143     100.0%     $21,620      100.0%
Cost of goods sold                      9,572      52.8%      12,566       58.1%
                                      -------     -----      -------      -----
Gross profit                            8,571      47.2%       9,054       41.9%
                                      -------     -----      -------      -----
Operating expenses:
     Marketing and sales                4,863      26.8%       7,544       34.9%
     General and administrative         2,561      14.1%       3,518       16.3%
     Product development                5,635      31.1%       5,382       24.9%
                                      -------     -----      -------      -----
     Total operating expenses          13,059      72.0%      16,444       76.1%
                                      -------     -----      -------      -----
Operating loss                         (4,488)    -24.7%      (7,390)     -34.2%
Other expense                          (1,010)     -5.6%        (888)      -4.1%
                                      -------     -----      -------      -----
Net loss                              $(5,498)    -30.3%     $(8,278)     -38.3%
                                      =======     =====      =======      =====
Net revenues by geographic region:
     North America                    $10,019      55.2%     $ 8,751       40.5%
     International                      5,983      33.0%       9,943       46.0%
     OEM, royalty and licensing         2,141      11.8%       2,926       13.5%

Net revenues by platform:
     Personal computer                $12,962      71.4%     $14,020       64.9%
     Video game console                 3,040      16.8%       4,674       21.6%
     OEM, royalty and licensing         2,141      11.8%       2,926       13.5%

North American, International and OEM, Royalty and Licensing Net Revenues

     Overall, net revenues for the three months ended March 31, 2000 decreased compared to the same period in 1999. The increase in North American net revenues for the three months ended March 31, 2000 was primarily due to more title releases across multiple platforms and a lower level of product returns and markdowns compared to the same period in 1999. The decrease in international net revenues was due primarily to decreased net revenues in Europe due to strong sales of the major hit title Baldur's Gate in the 1999 period that did not repeat in 2000. OEM, royalty and licensing net revenues decreased in the three months ended March 31, 2000 compared to the same period in 1999 due to decreased net revenues from licensing transactions offset in part by an increase in the OEM business. The Company expects that OEM, royalty and licensing net revenues in 2000 will be generally consistent with 1999.

Platform Net Revenues

     PC net revenues decreased in the three months ended March 31, 2000 compared to the same period in 1999 primarily due to Baldur's Gate sales of $2 million in 2000 compared to $13 million in 1999. Excluding sales of Baldur's Gate, the Company's all-time best-selling title, the Company's net revenues increased by $7.5 million in 2000 over 1999 and are less dependent on major hit titles. In addition, the provision for returns and allowances decreased from 29% of gross revenues for the three months ended March 31, 1999 to 12% of gross revenues in the 2000 period, due to the Company's significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy. The Company released 8 PC titles during the three months ended March 31, 2000 compared to 7 PC titles in the 1999 period and continues to expect its PC net revenues to increase in total for 2000. Video game console net revenues decreased in the three months ended March 31, 2000 compared to the same period in 1999 due to only distributing its first major next generation console title MDK2 (Dreamcast) in North America. The Company anticipates commencing worldwide distribution of MDK2 in the second quarter of 2000. Even though video game console sales are not expected to grow in 2000 for this segment of the industry, the Company continues to expect its video game console net revenues to increase in total in 2000 as a result of the added penetration into this segment and the expected release of more titles.

Cost of Goods Sold; Gross Profit Margin

     Cost of goods sold decreased in the three months ended March 31, 2000 compared to the same period in 1999 due to lower net revenues and a higher percentage of PC titles as compared to video game console titles. The 1999 period reflects write-offs of prepaid royalties in 1999 relating to titles which had been canceled due to the Company discontinuing its licensed sports product line last year. The Company expects its cost of goods sold to increase in 2000 as compared to 1999 due to its expected higher net revenues base. The increase in gross profit margin was primarily due to a higher percentage of PC titles sold and a lower level of product returns and markdowns compared to the 1999 period. The Company expects its gross profit margin to increase in total for 2000 as compared to 1999 due to a significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy to improve inventory management and reduce returns and allowances offset in part by the anticipated increase in video game console releases.

Marketing and Sales

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The decrease in marketing and sales expenses for the three months ended March 31, 2000 is primarily attributable to decreased advertising and retail marketing support expenditures as well as lower personnel costs compared to the 1999 period. In addition, the Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000, which eliminated the fixed monthly overhead fees the Company incurred in the 1999 period. The Company expects its marketing and sales expenses to continue to decrease in total for 2000 as compared to 1999.

General and Administrative

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. The decrease in general and administrative expenses for the three months ended March 31, 2000 is primarily attributable to completing the reorganization of the Company's European operations, for which the Company recognized a charge of $0.6 million in the 1999 period. The Company is continuing its efforts to reduce North American operating expenses and expects its general and administrative expenses to continue to decrease in total for 2000 as compared to 1999.

Product Development

     Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The increase in product development expenses for the three months ended March 31, 2000 is primarily due to increased expenditures devoted to the Company's focus on next generation video game console platforms. The Company expects its product development expenses to continue to increase in total for 2000 as compared to 1999.

Other Expense, Net

     Other income (expense) primarily consists of interest expense on the Company's line of credit and newly issued promissory notes to Titus Interactive, S.A. ("Titus"). Other expense increased in the three months ended March 31, 2000 compared to the same period in 1999 due to increased interest expense on increased borrowings under the Company's line of credit and promissory notes. The promissory note borrowings were cancelled in the second quarter of 2000 upon issuance of the Series A Preferred Stock to Titus.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from the initial public offering and from operations.

     As of March 31, 2000 the Company's principal sources of liquidity included unrestricted cash of $2.5 million and $2.2 million available under the Company's line of credit bearing interest at the London Interbank Offered Rate plus 4.87 percent (11 percent as of March 31, 2000). Under the terms of the line of credit, the Company has maximum availability for borrowings and letters of credit up to $25 million based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit also provides that the Company may borrow up to $7 million in excess of its borrowing base. Under the line of credit the Company is required to maintain a cash collateral deposit of $2.6 million and a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). As of March 31, 2000, the Company's balance on the line of credit was $20.4 million with no stand by letters of credit outstanding. Subsequent to March 31, 2000, The Company extended its line of credit through April 2001 generally under the same terms, except that Titus provided a $20 million corporate guarantee and the financial institution agreed to release to the Company the $2.6 million of cash held as collateral upon receipt of certain Titus financial statements. In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit, if the Company defaults under the terms of the line of credit agreement, and the financial institution demands Titus to pay on its corporate guarantee, Titus may have the right to receive additional shares of the Company's Common Stock upon conversion of their Preferred Stock. In addition, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001.

     Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternative financing on reasonable terms, if at all.

     The Company's primary capital needs have historically been to fund working capital requirements necessitated by its net losses, its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $8.4 million during the three months ended March 31, 2000, primarily attributable to a decrease in accounts payable and accrued liabilities and the net loss for the year, offset in part by a decrease in trade receivables, inventories and depreciation and amortization. Cash provided by financing activities of $11.2 million for the three months ended March 31, 2000 consisted primarily of the proceeds from debt instruments issued to Titus and borrowings on the Company's line of credit. Cash used in investing activities of $0.7 million for the three months ended March 31, 2000 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     To reduce the Company's working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments and has scaled back certain marketing programs. In addition, the Company believes that its amended International Distribution Agreement with Virgin will further reduce its international costs and expenses in future periods. The Company is pursuing various alternatives, including further expense reductions, in an effort to continue to reduce operating expenses as much as possible without an adverse impact on its ability to generate successful future business activities. There can be no assurance that the Company will be able to undertake such measures, or that such measures would not materially and adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. In addition, the Company's long term liquidity will be materially dependent on its ability to develop and market successful titles for the hardware platforms that dominate the interactive entertainment market.

     To provide working capital to support the Company's future operations, the Company took several actions including extending its line of credit to April 2001, as discussed above. In addition, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 14, 2000 and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent dividend per annum. The Company may redeem the Preferred Stock at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock. Conversion rights are limited to 5,504,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In the event that the Company defaults on its line of credit and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares.

     In connection with this transaction, Titus received a warrant for 350,000 shares of Common Stock at $3.79 per share exercisable at any time, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company's audited pre-tax income for the year ending December 31, 2000, is less than $2.1 million. Both warrants expire in April 2010. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights. The Company also obtained a $5 million supplemental secured line of credit with Titus expiring in May 2001. Amounts drawn on this line will be subject to interest of up to 12 percent per annum payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will become exercisable if and to the extent that the Company draws on the line of credit.

     The Company believes that funds available under its line of credit, amounts to be received from equity financing, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in 2000 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

FACTORS AFFECTING FUTURE PERFORMANCE

     Our future operating results depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

     We used net cash in operations of $8.4 and $26.4 million during the three months ended March 31, 2000 and the year ended December 31, 1999, respectively. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, line of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. We may have to seek additional funds through debt or equity financings, product licensing or distribution transactions or other sources of financing in order to provide ourselves with enough working capital. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our financial lender, for some of these measures, and we cannot assure you that we would be able to obtain those approvals.

Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality

     Our operating results have fluctuated a great deal in the past and will probably continue to fluctuate significantly in the future, both on a quarterly and an annual basis. Many factors may cause or contribute to these fluctuations, and many of these factors are beyond our control. Some of these factors include the following:

     . delays in shipping our products
     . demand for our products
     . demand for our competitors' products
     . the size and rate of growth of the market for interactive entertainment software
     . changes in computing platforms
     . the number of new products and product enhancements released by us and our competitors
     . changes in our product mix
     . the number of our products that are returned
     . the timing of orders placed by our distributors and dealers
     . the timing of our development and marketing expenditures
     . price competition
     . the level of our international and OEM, royalty and licensing net revenues.

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

Significant Recent Losses

     We have experienced significant net losses in recent periods, including losses of $5.5 million and $41.7 million for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively. These losses resulted largely from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year, and the cost of restructuring our operations, including international distribution arrangements. These losses also resulted from lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

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

Control by Titus

     Titus currently owns 12,817,255 shares, or approximately 43 percent, of our outstanding Common Stock, 719,424 shares of our Series A Preferred Stock that have certain voting rights and are convertible into at least 7,194,240 shares of Common Stock at any time after May 2001 if not previously redeemed by the Company, and warrants for up to 500,000 shares of our Common Stock. In addition, if we default on our line of credit and Titus is obligated to pay on the $20 million corporate guarantee that they provided on the extension of our line of credit through April 2001, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock, which would constitute approximately 75 percent of our Common Stock as of the date hereof. In connection with Titus' investment, Herve Caen, Titus' chairman and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve's brother Eric Caen, who is president and a director of Titus, also serves on our Board of Directors. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the right of approval of certain significant corporate actions, and Herve and Eric Caen have substantial authority over our operations. As the Company's capital structure currently stands, in the event that the Stockholder Agreement pursuant to which our Board of Directors is currently nominated terminates, Titus would be able to elect 4 of 7 members of the Board of Directors. In such event, Titus would be able to set our dividend policy and otherwise exercise substantial control over our management. This control could prevent or hinder a sale of the Company on terms that are not acceptable to Titus.

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

Distribution Agreement

     In connection with our acquisition of a 43.9 percent membership interest in Virgin's parent entity in February 1999, we signed an International Distribution Agreement with Virgin. Under this Agreement, as amended, we appointed Virgin as our exclusive distributor for substantially all of our products in Europe, the CIS, Africa and the Middle East, subject to certain reserved rights, for an eight-year period. Because of the exclusive nature of the Agreement, if Virgin were to experience problems with its business, or were to fail to perform as expected, our business, operating results and financial condition could be materially and adversely affected. In connection with this Agreement, Virgin hired our European sales and marketing personnel, and we pay Virgin a distribution fee for marketing and distributing our products and certain direct costs and expenses.

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

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently actively developing products for Microsoft Windows 98 and 2000, Sony PlayStation and PlayStation 2, and Sega Dreamcast platforms. We are also planning to develop product for new platforms expected to be introduced in 2001 by Microsoft and Nintendo. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

  The distribution channels through which publishers sell consumer software products evolve continuously through a variety of means, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retailers such as warehouse chains, mass merchants and computer superstores. As more consumers own PCs, the distribution channels for interactive entertainment software will likely continue to change. Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which arrangements prevent us from selling certain of our products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with our competitors were to increase, our ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would have the effect of lowering our gross profit. This trend could have a material adverse impact on our business, operating results and financial condition. In addition, emerging methods of distribution, such as the Internet and on-line services, may become more important in the future, and it will be important for us to maintain access to these channels of distribution. We cannot assure you that we will maintain access or that our access will allow us to maintain our historical sales volume levels.

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

  In addition, Titus purchased 719,424 shares of Preferred Stock from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us, and accrues a six percent dividend per year. Titus may convert the Preferred Stock at any time after May 2001 and has conversion rights limited to 5,504,507 shares of Common Stock unless our stockholders approve the issuance of the Preferred Stock at which time the Preferred Stock shares would become convertible into at least 7,194,240 shares of our Common Stock. Titus also received warrants to purchase up to 500,000 shares of our Common Stock. If we default in accordance with the line of credit agreement, and Titus is forced to pay on their corporate guarantee, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock.

  We have agreed to register all of the unregistered shares held by Titus for resale under the Securities Act of 1933, as amended. This registration could temporarily impair our ability to raise capital through the sale of our equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of our Common Stock.

Dependence upon Third Party Licenses

  Many of our products, such as our Star Trek, Advanced Dungeons and Dragons and the Caesar's Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Licenses from and Manufacturing by Hardware Companies

  We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the PlayStation and are working towards obtaining similar rights for the upcoming PlayStation 2. We have also obtained agreements to develop software for the Sega Dreamcast platform, which was introduced in the United States and Europe in Fall 1999. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

  Hardware companies such as Sony Computer Entertainment, Nintendo and Sega may impose upon their licensees a restrictive selection and product approval process, such that those licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While we have prepared our future product release plans taking this competitive approval process into consideration, if we incorrectly predict its impact and fail to obtain approvals for all products in our development plans, this failure could have a material adverse effect on our business, operating results and financial condition. We depend upon Sony Computer Entertainment, Nintendo and Sega for the manufacture of our products that are compatible with their respective video game consoles. As a result, Sony Computer Entertainment, Nintendo and Sega have the ability to raise prices for supplying these products at any time and effectively control the timing of our release of new titles for those platforms. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to us within 45 to 60 days after receipt of a purchase order. If we experience unanticipated delays in the delivery of video game console products from Sony Computer Entertainment, Sega or Nintendo, or if actual retailer and consumer demand for our interactive entertainment software differs from our forecast, our business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

  Our international net revenues accounted for 33 and 46 percent of our total net revenues for the three months ended March 31, 2000 and 1999, respectively. In February 1999, we entered into an International Distribution Agreement with Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

Protection of Proprietary Rights

  We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks, and hold the rights to one patent application related to the software engine for one of our titles. While we provide "shrinkwrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected. While we use copy protection on some of our products, we do not provide source code to third parties unless they have signed nondisclosure agreements with respect to that source code.

  We rely on existing copyright laws to prevent unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in certain international markets. Further, the laws of certain countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies, such as the Internet and on-line services, our ability to protect our intellectual property rights and to avoid infringing others' intellectual property rights may be diminished. We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

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

Entertainment Software Rating System; Governmental Restrictions

  Legislation is periodically introduced at the state and federal levels in the U.S. and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. Such a system would include procedures for interactive entertainment software publishers to identify particular products within defined rating categories and communicate these ratings to consumers through appropriate package labeling and through advertising and marketing presentations. In addition, many foreign countries have laws that permit governmental entities to censor the content of certain works, including interactive entertainment software. In certain instances, we may be required to modify our products to comply with the requirements of these governmental entities, which could delay the release of those products in those countries. Those delays could have a material adverse effect on our business, operating results and financial condition. While we currently voluntarily submit our products to industry-created review boards and publish their ratings on our game packaging, we believe that mandatory government-run interactive entertainment software products rating systems eventually will be adopted in many countries that represent significant markets or potential markets for our products. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have in the past declined to stock certain of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. While to date these actions have not had a material adverse effect on our business, operating results or financial condition, we cannot assure you that similar actions by our distributors or retailers in the future would not have a material adverse effect on our business, operating results and financial condition.

Control by Directors and Officers

  Including Titus, our directors and executive officers beneficially own voting stock with total of about 64 percent of the aggregate voting power in the Company, and could, under certain circumstances, gain substantial additional voting power. See "Factors Affecting Future Performance - Control by Titus". These stockholders can control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control.

Development of Internet/On-Line Services or Products

  We seek to establish an on-line presence by creating and supporting sites on the Internet. Our future plans envision conducting and supporting on-line product offerings through these sites or others. Our ability to successfully establish an on-line presence and to offer online products will depend on several factors outside our control. These factors include the emergence of a robust online industry and infrastructure and the development and implementation of technological advancements to the Internet to increase bandwidth to the point that will allow us to conduct and support on-line product offerings. Because global commerce and the exchange of information on the Internet and other similar open, wide area networks are relatively new and evolving, we cannot assure you that a viable commercial marketplace on the Internet will emerge from the developing industry infrastructure or that the appropriate complementary products for providing and carrying Internet traffic and commerce will be developed. We also cannot assure you that we will be able to create or develop a sustainable or profitable on-line presence or that we will be able to generate any significant revenue from on-line product offerings in the near future, if at all. If the Internet does not become a viable commercial marketplace, or if this development occurs but is insufficient to meet our needs or if such development is delayed beyond the point where we plan to have established an on-line service, our business, operating results and financial condition could be materially adversely affected.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not have any derivative financial instruments as of March 31, 2000. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

        The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of March 31, 2000 under the applicable agreements.

Item 2. Changes in Securities and Use of Proceeds

        On April 14, 2000, the Company closed a strategic equity investment by Titus Interactive SA ("Titus") resulting in the issuance of 719,424 shares of the Company's Series A Preferred Stock for $20 million in a transaction that included warrants to Titus for up to 500,000 shares of Common Stock at $3.79 per share. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" for a detailed discussion of the terms of these securities, including the conversion rights of the Series A Preferred Stock. The Company will use the cash proceeds to fund its operations.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits - The following exhibits are filed as part of this report:


Exhibit
Number    Exhibit Title
-------   --------------
10.1 Amendment Number 2 of International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, effective as of January 1, 2000.
27.1 Financial data schedule for the three-month period ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTERPLAY ENTERTAINMENT CORP.




Date:  May 12, 2000              By:       /s/ BRIAN FARGO
                                       -----------------------
                                       Brian Fargo,
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  May 12, 2000              By:     /s/ MANUEL MARRERO
                                      ---------------------
                                      Manuel Marrero,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)