Form 10-Q
period 2000-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2000-08-11
CIK 1057232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                 Issued and Outstanding at August 7, 2000
                -----                 ----------------------------------------

     Common Stock, $0.001 par value                  30,047,405

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 2000

                               TABLE OF CONTENTS

                                 _____________

                                                                            Page Number
                                                                            ------------
Part I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999                                               3

             Consolidated Statements of Operations for the Three and Six
             Months ended June 30, 2000 and 1999 (unaudited)                     4

             Consolidated Statements of Cash Flows for the Six Months
             ended June 30, 2000 and 1999 (unaudited)                            5

             Notes to Unaudited Consolidated Financial Statements                6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk         28

Part II.     Other Information

Item 1.      Legal Proceedings                                                  29

Item 2.      Changes in Securities and Use of Proceeds                          29

Item 6.      Exhibits and Reports on Form 8-K                                   29

Signatures                                                                      30

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,         December 31,
                       ASSETS                                       2000              1999
                       ------                                   -----------       -------------
                                                                (Unaudited)
Current Assets:                                                      (Dollars in thousands)
     Cash and cash equivalents                                     $    210           $    399
     Restricted cash                                                  2,528              2,597
     Trade receivables, net of allowances
         of $5,258 and $9,161, respectively                          32,519             22,209
     Inventories                                                      3,845              6,057
     Prepaid licenses and royalties                                  20,178             19,249
     Other                                                            1,177                874
                                                                -----------       ------------
     Total current assets                                            60,457             51,385

Property and Equipment, net                                           4,619              4,225

Other Assets                                                          1,135              1,326
                                                                -----------       ------------
                                                                   $ 66,211           $ 56,936
                                                                ===========       ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
Current Liabilities:
     Current debt                                                  $ 20,420           $ 19,630
     Accounts payable                                                13,320             21,462
     Accrued liabilities                                             21,681             17,915
                                                                -----------       ------------
          Total current liabilities                                  55,421             59,007

Commitments and Contingencies
Stockholders' Equity (Deficit):
     Series A Preferred stock, $.001 par value,
       authorized 5,000,000 shares; issued and outstanding,
       719,424 shares as of June 30, 2000 and none as of
       December 31, 1999                                             19,335                  -
     Common stock, $.001 par value, authorized 50,000,000
       shares; issued and outstanding 30,047,405 shares
       as of June 30, 2000 and 29,989,125 shares as of
       December 31, 1999                                                 30                 30
     Paid-in-capital                                                 88,445             87,390
     Accumulated deficit                                            (97,314)           (89,782)
     Accumulated other comprehensive income                             294                291
                                                                -----------       ------------
          Total stockholders' equity (deficit)                       10,790             (2,071)
                                                                -----------       ------------
                                                                   $ 66,211           $ 56,936
                                                                ===========       ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                       -------------------------  ------------------------
                          2000         1999         2000            1999
                       -----------  -----------   -----------  -----------
                         (Dollars in thousands, except per share amounts)
Net revenues           $    24,921  $    29,430   $    43,064  $    50,982
Cost of goods sold          11,456       17,616        21,028       30,135
                       -----------  -----------  ------------  -----------
Gross profit                13,465       11,814        22,036       20,847

Operating expenses:
     Marketing and
     sales                   6,541        6,895        11,404       14,409
     General and
     administrative          2,428        3,158         4,987        6,177
     Product
     development             5,678        5,010        11,313       10,400
     Other                       -        1,123             -        1,633
                       -----------  -----------  ------------   ----------
      Total operating
      expenses              14,647       16,186        27,704       32,619
                       -----------  -----------  ------------   ----------
      Operating loss        (1,182)      (4,372)       (5,668)     (11,772)

Other expense:
     Interest expense,
     net                       637          909         1,555        1,722
     Other expense,
     net                        84          268           176          346
                       -----------   ----------  ------------  -----------
      Total other
      expense                  721        1,177         1,731        2,068

Loss before provision
for income taxes            (1,903)      (5,549)       (7,399)     (13,840)
Provision for income
taxes                            -        1,372                      1,372
                       ------------  ----------   -----------  -----------
Net loss               $    (1,903)  $   (6,921)  $    (7,399) $   (15,212)
                       ===========   ==========   ===========  ===========
Cumulative dividend
on participating
preferred stock        $       133   $        -   $      133   $         -
                       -----------   ----------   ----------   -----------
Net loss available
to Common
Stockholders           $    (2,036)  $   (6,921)  $   (7,532)  $   (15,212)
                       ===========   ==========   ==========   ===========
Net loss per common
share:
     Basic and
     diluted           $     (0.07)  $    (0.33)   $   (0.25)  $     (0.77)
                       ===========   ==========    =========   ===========
Weighted average
number of common
shares outstanding:
     Basic and
     diluted            30,022,811   20,932,509   30,009,698    19,817,123
                       ===========  ===========  ===========   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  2000          1999
                                                                --------      --------
Cash flows from operating activities:                           (Dollars in thousands)
   Net loss                                                     $ (7,399)     $(15,212)
   Adjustments to reconcile net loss to
      cash used in operating activities:
      Depreciation and amortization                                1,401         1,517
      Noncash expense for stock options                                -            20
      Deferred income taxes                                            -         1,336
      Minority interest in loss of subsidiary                          -           (19)
      Changes in assets and liabilities:
         Trade receivables                                       (10,310)        3,291
         Inventories                                               2,212        (2,309)
         Prepaid licenses and royalties                             (929)       (1,794)
         Other current assets                                       (303)         (383)
         Other assets                                                  -           409
         Accounts payable                                         (8,142)       (1,958)
         Accrued liabilities                                       3,766        (2,687)
                                                                --------      --------
             Net cash used in operating activities               (19,704)      (17,789)

Cash flows from investing activities:
   Purchase of property and equipment                             (1,604)         (908)
                                                                --------      --------
         Net cash used in investing activities                    (1,604)         (908)

Cash flows from financing activities:
   Net borrowings on line of credit                                1,202         5,480
   Net proceeds from issuance of preferred stock                  19,202             -
   Net proceeds from issuance of common stock                        236         9,257
   Net proceeds from issuance of warrants                            798             -
   Net proceeds from issuance of notes payable                         -         6,676
   Payments on notes payable                                        (375)            -
   Proceeds from exercise of stock options                            21             8
   Additions to restricted cash                                        -        (2,536)
   Interest proceeds from restricted cash                             69             -
   Payments on other debt                                            (37)            -
                                                                --------      --------
         Net cash provided by financing activities                21,116        18,885
                                                                --------      --------
Effect of exchange rate changes on cash and cash equivalents           3           (64)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                (189)          124
Cash and cash equivalents, beginning of period                       399           614
                                                                --------      --------
Cash and cash equivalents, end of period                        $    210      $    738
                                                                ========      ========
Supplemental cash flow information:
    Cash paid for:
       Interest                                                 $  1,555      $  1,756
       Income taxes                                                    -             -
                                                                ========      ========
Supplemental disclosures of Noncash transactions:
   Accretion of preferred stock to redemption value             $   (133)     $      -
   Issuance of common stock in exchange for rights to
     intellectual properties                                           -         1,000
   Issuance of note payable in exchange for put rights                 -         1,000
   Issuance of note payable in lieu of common stock                    -         1,052
                                                                ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

  The accompanying interim consolidated financial statements of Interplay Entertainment Corp. and its subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

Restricted Cash

  Restricted cash represents cash collateral deposits made in accordance with the Company's Loan and Security Agreement (see Note 3). Restricted cash earns interest at the bank's prime rate (9.5 percent at June 30, 2000) less three percent (6.5 percent at June 30, 2000). Subsequent to June 30, 2000, the Company's financial institution released the $2.5 million of restricted cash making it available for use by the Company as working capital for operations.

Revenue Recognition

  Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expense as incurred.

              INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

  In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company adopted SAB No. 101 effective January 1, 2000 and the adoption of this standard reduced net sales and cost of sales by approximately $0.6 and $1.5 million but did not have an impact on the Company's gross profit or net loss for the three and six months ended June 30, 2000. The Company did not apply this standard to the 1999 period as the impact would have been immaterial to the financial statements taken as a whole.

Factors Affecting Future Performance

  For the six months ended June 30, 2000, the Company incurred a net loss of $7.4 million and used cash in operating activities of $19.7 million. However, the Company's liquidity has improved substantially during the six months ended June 30, 2000. At June 30, 2000, the Company had positive working capital of $5 million compared to a negative $7.6 million at December 31, 1999.

  To provide working capital to support the Company's operations, the Company extended its line of credit through April 2001, in connection with which Titus Interactive SA ("Titus") provided a $20 million corporate guarantee. The Company also completed a transaction with Titus, which provided for the issuance of convertible, redeemable Preferred Stock for $20 million. In addition, Titus may be entitled to receive additional shares of Common Stock upon conversion of their Preferred Stock if the Company defaults on its line of credit and Titus is obligated to pay on the $20 million corporate guarantee that Titus provided on the extension of the Company's line of credit through April 2001. In addition, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001 (see Note 3).

  The Company believes that funds available under its lines of credit, funds received from the sale of equity securities and anticipated funds from operations, if any, should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001 (see Note
3). The Company believes that it will be able to renew its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond April 2001.

  In addition to the risks related to the Company's liquidity discussed above, the Company also faces numerous other risks associated with its industry. These risks include fluctuations in operating results, dependence on new product introductions, product completion and release delays, rapidly changing technology, intense competition, dependence on distribution channels and the risk of customer returns. Certain additional risks are discussed on pages 18-28 of this Quarterly Report on Form 10-Q.

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

              INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Inventories

  Inventories consist of the following:


                                          June 30,         December 31,
                                           2000                1999
                                       --------------     --------------
                                            (Dollars in thousands)
Packaged software                             $2,321              $4,394
CD-ROMs, cartridges, manuals,
   packaging and supplies                      1,524               1,663
                                       -------------      --------------
                                              $3,845              $6,057
                                       =============      ==============

Note 3.  Current Debt

  Current debt consists of the following:

                                          June 30,         December 31,
                                            2000               1999
                                       -------------      --------------
                                            (Dollars in thousands)
Loan agreement                               $20,420             $19,218
Other                                              -                 412
                                       -------------      --------------
                                             $20,420             $19,630
                                       =============      ==============

  Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (6.68 percent at June 30, 2000 and 6.48 percent at December 31, 1999) plus 4.87 percent (11.55 percent at June 30, 2000 and 11.35 percent at December 31, 1999). At June 30, 2000, the Company did not have any availability on its line of credit with the financial institution, and had $5 million available under its line of credit with Titus (see Notes 1 and 5). During the three months ended June 30, 2000, the Company extended its line of credit through April 2001 generally under the same terms, except that Titus provided a $20 million corporate guarantee and the financial institution agreed to release to the Company the $2.5 million of restricted cash held as collateral upon receipt of certain Titus financial statements. Subsequent to June 30, 2000, the financial institution released the restricted cash making it available for use by the Company as working capital for operations. The Company is currently in compliance with the terms of the Loan Agreement.

  In April 2000, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts borrowed under this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly (See Note 5).
In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. No amounts have been borrowed under this line of credit.

Note 4.  Commitments and Contingencies

  The Company and the former owner of Shiny Entertainment ("Shiny") have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of June 30, 2000 under the applicable agreements.

              INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Stockholders' Equity

  In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent cumulative dividend per annum as declared by the Company's Board of Directors. The Company may redeem the Preferred Stock shares at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. Conversion rights are limited to 5,504,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock at $3.79 per share exercisable at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 92 percent; risk-free interest rate of 5.85 percent; and an expected life of one-year. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant. The value of the warrant is being accreted over a one-year period as a dividend to the Preferred Stock. As of June 30, 2000, the Company had accreted $133,000. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company does not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010.

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

  The Company also secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts drawn on this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. No amounts have been borrowed under this line of credit.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Other Operating Expenses

  The Company recorded an asset valuation, restructuring charge and severance expense of $0.6 and $1.1 million during the three and six months ended June 30, 1999, respectively, in connection with the reductions in the Company's European operations. In addition, the Company recorded severance expense of $0.5 million for the departure of the Company's former president during the three months ended June 30, 1999.

Note 7.  Net Loss Per Share

  Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and warrants is anti-dilutive.

  The impact of the Preferred Stock conversion rights into Common Stock shares (see Note 5) were excluded from the loss per share computation at June 30, 2000. There were options and warrants outstanding to purchase 3,886,680 shares of Common Stock and there were 484,848 shares of restricted Common Stock at June 30, 2000, which were excluded from the loss per share computation. At June 30, 1999 there were options to purchase 2,323,580 shares of Common Stock, which were not included in the loss per share computation. The weighted average exercise price of the outstanding options and warrants at June 30, 2000 and 1999 was $3.56 and $3.84, respectively.

Note 8.  Comprehensive Loss

   Comprehensive loss consists of the following:

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                       ---------------------------    ---------------------------
                                           2000          1999            2000            1999
                                       ------------   ------------    ------------   ------------
                                                          (Dollars in thousands)
Net loss                                    $(1,903)       $(6,921)        $(7,399)      $(15,212)
Other comprehensive income (loss),
 net of income taxes:
   Foreign currency translation
     adjustments                                 (1)           (42)              3            (64)
                                       ------------   ------------    ------------   ------------
   Total comprehensive loss                 $(1,904)       $(6,963)        $(7,396)      $(15,276)
                                       ============   ============    ============   ============

   During the three and six months ended June 30, 2000 and 1999, the net effect of income taxes on comprehensive income (loss) was immaterial.

Note 9.  Related Parties

Distribution and Publishing Agreements

  The Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate as defined. In connection with this agreement the Company incurred distribution commission expense of $758,000 and $604,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,530,000 and $1,024,000 for

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the six months ended June 30, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $1,315,000 and $1,770,000 for the three and six months ended June 30, 1999, respectively.

  In connection with the Product Publishing Agreement with Virgin, the Company earned $185,000 and zero for performing publishing and distribution services on behalf of Virgin during the three months ended June 30, 2000 and 1999, respectively, and earned $176,000 and zero for the six months ended June 30, 2000 and 1999, respectively.

  As of June 30, 2000 and December 31, 1999, Virgin owed the Company $13.4 million and $9.1 million and the Company owed Virgin $12.6 million and $7.8 million, respectively.

  The Company performs distribution services on behalf of Titus and receives a commission for performance. During the three months ended June 30, 2000 and 1999, the Company recognized $45,000 and $128,000, respectively, and during the six months ended June 30, 2000 and 1999, the Company recognized $445,000 and $128,000, respectively.

  During the three and six months ended June 30, 2000, the Company recognized $3 million in licensing revenue under a multi-product license agreement with Titus for the technology underlying one title and the content of three titles for multiple game platforms, for a maximum of twelve years, with variable royalties payable to the Company from five to ten percent, as defined. The Company earned a $3 million non-refundable fully-recoupable advance against royalties upon signing and completing all of its obligations under the agreement. In June 1999, the Company executed Publishing agreements with Titus Interactive S.A. ("Titus") for two titles. As a result of these agreements, the Company recognized revenue of $2.2 million for delivery of these titles to Titus.

  As of June 30, 2000 and December 31, 1999, Titus owed the Company $3.7 million and zero and the Company owed Titus $0.4 million and $0.3 million, respectively.

Investment in Affiliate

  The Company accounts for its investment in VIE Acquisition Group LLC ("VIE") in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three and six months ended June 30, 2000 and 1999.

                 INTERPLAY ENTERTAINMENT CORP. AND SUSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Segment and Geographical Information

  The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                           ------------------------    ------------------------
                                              2000          1999          2000          1999
                                           ----------    ----------    ----------    ----------
Net revenues:                                             (Dollars in thousands)
     United States                          $24,921        $28,813       $43,022      $ 41,075
     United Kingdom                               -            617            42         9,907
                                           ----------    ----------    ----------    ----------
       Consolidated net revenues            $24,921        $29,430       $43,064      $ 50,982
                                           ==========    ==========    ==========    ==========
Operating income (loss):
     United States                          $  (925)       $(2,340)      $(5,129)     $ (9,206)
     United Kingdom                            (257)        (2,032)         (539)       (2,566)
                                           ----------    ----------    ----------    ----------
       Consolidated loss from operations    $(1,182)       $(4,372)      $(5,668)     $(11,772)
                                           ==========    ==========    ==========    ==========
Expenditures made for the acquisition
     of long-lived assets:
     United States                          $   856        $   615       $ 1,558      $    908
     United Kingdom                              41              -            44             -
                                           ----------    ----------    ----------    ----------
       Total expenditures for
        long-lived assets                   $   897        $   615       $ 1,602      $    908
                                           ==========    ==========    ==========    ==========

  Net revenues by geographic regions were as follows:

                                Three Months Ended June 30,                              Six Months Ended June 30,
                   ----------------------------------------------------    ----------------------------------------------------
                             2000                      1999                          2000                        1999
                   ----------------------------------------------------    -----------------------------------------------------
                      Amount        Percent       Amount      Percent        Amount       Percent        Amount       Percent
                   ------------  -------------  ----------  -----------    ----------  -------------   ------------  -----------
                                                              (Dollars in thousands)
North America          $12,752        51.2 %      $15,599      53.0 %        $23,482         54.5 %      $24,343        47.7 %
Europe                   5,375        21.5          5,047      17.1            9,607         22.3         13,066        25.6
Rest of World            1,389         5.6          1,466       5.0            2,436          5.7          3,330         6.5
OEM, royalty and
   licensing             5,405        21.7          7,318      24.9            7,539         17.5         10,243        20.2
                   ------------  -------------  ----------  -----------    ----------  -------------   ------------  -----------
                       $24,921       100.0 %      $29,430     100.0 %        $43,064        100.0 %      $50,982       100.0 %
                   ============  =============  ==========  ===========    ==========  =============   ============  ===========

     Net investments in long-lived assets by geographic regions were as follows:

                                June 30,                    December 31,
                                  2000                          1999
                      ---------------------------   ---------------------------
                         Amount        Percent         Amount        Percent
                      ------------  -------------   ------------  -------------
                                        (Dollars in thousands)
North America             $5,624        97.8 %          $5,435        97.9 %
Europe                        71         1.2                47         0.9
Rest of World                  -           -                 -           -
OEM, royalty and
   licensing                  59         1.0                69         1.2
                      ------------  -------------   ------------  -------------
                          $5,754       100.0 %          $5,551       100.0 %
                      ============  =============   ============  =============

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

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                            Three Months Ended                                  Six Months Ended
                                                 June 30,                                           June 30,
                               ------------------------------------------------------------------------------------------------
                                         2000                 1999                      2000                     1999
                               ----------------------- ----------------------    ---------------------   ----------------------
                                             % of Net              % of Net                  % of Net                 % of Net
                                  Amount     Revenues   Amount     Revenues        Amount    Revenues      Amount     Revenues
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

                                                                    (Dollars in thousands)
Net revenues                     $24,921      100.0%   $29,430       100.0%       $43,064     100.0%     $ 50,982      100.0%
Cost of goods sold                11,456       46.0%    17,616        59.9%        21,028      48.8%       30,135       59.1%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

Gross profit                      13,465       54.0%    11,814        40.1%        22,036      51.2%       20,847       40.9%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

Operating expenses:
     Marketing and sales           6,541       26.2%     6,895        23.4%        11,404      26.5%       14,409       28.3%
     General and administrative    2,428        9.7%     3,158        10.7%         4,987      11.6%        6,177       12.1%
     Product development           5,678       22.8%     5,010        17.0%        11,313      26.3%       10,400       20.4%
     Other                             -        0.0%     1,123         3.8%             -       0.0%        1,633        3.2%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

     Total operating expenses     14,647       58.7%    16,186        54.9%        27,704      64.4%       32,619       64.0%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------


Operating loss                    (1,182)      -4.7%    (4,372)      -14.8%        (5,668)    -13.2%      (11,772)     -23.1%
Other expense                        721        2.9%     1,177         4.0%         1,731       4.0%        2,068        4.1%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

Loss before income taxes          (1,903)      -7.6%    (5,549)      -18.8%        (7,399)    -17.2%      (13,840)     -27.2%
Provision for income taxes             -        0.0%     1,372         4.7%             -       0.0%        1,372        2.7%
                               -----------  ---------- --------   -----------    ---------  ----------   ---------   ----------

Net loss                         $(1,903)      -7.6%   $(6,921)      -23.5%       $(7,399)    -17.2%     $(15,212)     -29.9%
                               ===========  ========== ========   ===========    =========  ==========   =========   ==========

Net revenues by geographic
 region:
     North America               $12,752       51.2%   $15,599        53.0%       $23,482      54.5%     $ 24,343       47.7%
     International                 6,764       27.1%     6,513        22.1%        12,043      28.0%       16,396       32.1%
     OEM, royalty and licensing    5,405       21.7%     7,318        24.9%         7,539      17.5%       10,243       20.2%

Net revenues by platform:
     Personal computer           $15,222       61.1%   $19,237        65.3%       $28,420      66.0%     $ 32,999       64.7%
     Video game console            4,294       17.2%     2,875         9.8%         7,105      16.5%        7,740       15.2%
     OEM, royalty and licensing    5,405       21.7%     7,318        24.9%         7,539      17.5%       10,243       20.2%


North American, International and OEM, Royalty and Licensing Net Revenues

  Overall, net revenues for the three months ended June 30, 2000 decreased compared to the same period in 1999. The decrease in North American net revenues for the three months ended June 30, 2000 was primarily due to fewer title releases across multiple platforms offset in part by a lower level of product returns and allowances compared to the same period in 1999. The increase in international net revenues was due primarily to increased net revenues in Europe, due to a lower level of product returns and allowances compared to the same period in 1999. OEM, royalty and licensing net revenues decreased in the three months ended June 30, 2000 compared to the same period in 1999 due to decreased net revenues in the OEM business offset in part by an increase in licensing transactions, which was primarily due to a $3 million multi-product licensing transaction with Titus Interactive SA ("Titus").

  Total net revenues for the six months ended June 30, 2000 decreased compared to the same period in 1999. The decrease in North American net revenues for the six months ended June 30, 2000 was primarily due to fewer title releases across multiple platforms offset in part by a lower level of product returns and allowances compared to the same period in 1999. The Company expects that North American net revenues in 2000 will increase slightly compared to 1999. The decrease in international net revenues was due primarily to decreased net revenues in Europe, due to strong sales of the major hit title Baldur's Gate in the 1999 period that did not repeat in 2000, offset in part by a lower level of product returns and allowances compared to the same period in 1999. The Company expects that international net revenues in 2000 will increase slightly compared to 1999. OEM, royalty and licensing net revenues decreased in the six months ended June 30, 2000 compared to the same period in 1999 due to decreased net revenues from the OEM business. The Company expects that OEM, royalty and licensing net revenues in 2000 will be generally consistent with 1999.

Platform Net Revenues

  PC net revenues decreased in the three months ended June 30, 2000 compared to the same period in 1999 primarily due to Baldur's Gate sales of $1 million in 2000 compared to $5 million in 1999. Excluding sales of Baldur's Gate, the Company's all-time best-selling title, the Company's net revenues remained consistent in 2000 compared to 1999. In addition, the provision for returns and allowances decreased from 19 percent of gross revenues for the three months ended June 30, 1999 to 13 percent of gross revenues in the 2000 period due to the Company's significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy. The Company released 6 PC titles during the three months ended June 30, 2000 compared to 11 PC titles in the 1999 period. Video game console net revenues increased in the three months ended June 30, 2000 compared to the same period in 1999 due to releasing 4 console titles compared to 2 titles in the 1999 period. The Company released its first major next generation console title MDK2 (Dreamcast) in Europe and continued to have strong sales of this title in North America.

  Net revenues of PC titles decreased in the six months ended June 30, 2000 compared to the same period in 1999 primarily due to Baldur's Gate sales of $3 million in 2000 compared to $18 million in 1999. Excluding sales of Baldur's Gate, the Company's all-time best-selling title, the Company's net revenues increased by $10 million in 2000 over 1999. In addition, the provision for returns and allowances decreased from 24 percent of gross revenues for the six months ended June 30, 1999 to 13 percent of gross revenues in the 2000 period due to the Company's significantly improved inventory-in-channel position and continued concentration on a sell-through product distribution strategy. The Company expects its PC net revenues to increase in total for 2000. Video game console net revenues decreased in the six months ended June 30, 2000 compared to the same period in 1999 due to lower price points for current generation console titles. The Company expects its video game console net revenues to increase in total in 2000 as a result of the added penetration into this segment and the expected release of more titles.

Cost of Goods Sold; Gross Profit Margin

  Cost of goods sold decreased in the three months ended June 30, 2000 compared to the same period in 1999 due to lower net revenues and a higher percentage of internally developed titles. The 1999 period reflects write-offs of prepaid royalties in 1999 relating to titles which had been canceled by the Company.
The increase in gross profit margin was primarily due to a higher percentage of internally developed titles sold, a lower level of product returns and markdowns and increased licensing revenues compared to the 1999 period.

  Cost of goods sold decreased in the six months ended June 30, 2000 compared to the same period in 1999 due to lower net revenues and a higher percentage of internally developed titles. The 1999 period reflects write-offs of prepaid royalties in 1999 relating to titles which had been canceled mainly due to the Company discontinuing its licensed sports product line last year. The Company expects its cost of goods sold to increase in 2000 as compared to 1999 due to its expected higher net revenues base. The increase in gross profit margin was primarily due to a higher percentage of internally developed titles sold, a lower level of product returns and markdowns and increased gross profit margins in the OEM business compared to the 1999 period. The Company expects its gross profit margin to increase in total for 2000 as compared to 1999 due to a significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy to improve inventory management and reduce returns and allowances offset in part by the anticipated increase in video game console releases.

Marketing and Sales

  Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The decrease in marketing and sales expenses for the three and six months ended June 30, 2000 compared to the 1999 period is primarily attributable to decreased advertising and retail marketing support expenditures as well as lower personnel costs. In addition, the Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000, which eliminated the fixed monthly overhead fees the Company incurred in the 1999 period. The Company expects its marketing and sales expenses to continue to decrease in total for 2000 as compared to 1999.

General and Administrative

  General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. The decrease in general and administrative expenses for the three and six months ended June 30, 2000 is primarily attributable to a decrease in bad debt expense offset in part by executive severance charges. The Company is continuing its efforts to reduce North American operating expenses and expects its general and administrative expenses to continue to decrease in total for 2000 as compared to 1999.

Product Development

  Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The increase in product development expenses for the three and six months ended June 30, 2000 is primarily due to increased expenditures devoted to the Company's focus on next generation video game console platforms. The Company expects its product development expenses to continue to increase in total for 2000 as compared to 1999.

Other Operating Expense

  Other operating expenses are primarily one-time expenses associated with the operations of the Company. During the three and six months ended June 30, 2000 the Company did not incur any other operating expenses. Other operating expenses of $1.1 million and $1.6 million for the three and six months ended June 30, 1999, respectively, were primarily due to the anticipated asset valuation and restructuring charge in connection with the Company's reductions in its European operations. In addition, the Company recorded severance expense for the departure of the Company's former president during the six months ended June 30, 1999.

Other Expense, net

  Other expense primarily consists of interest expense on the Company's line of credit. Other expense decreased in the three and six months ended June 30, 2000 compared to the same periods in 1999 due to decreased interest expense on decreased average borrowings under the Company's line of credit.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from the initial public offering and from operations.

   As of June 30, 2000 the Company's principal sources of capital included unrestricted cash of $0.2 million, $2.5 million of restricted cash released by the bank in July 2000, and $5 million available under the Company's supplemental line of credit with Titus expiring in May 2001. The Company's balance on the financial institution line of credit was $20.4 million with no stand by letters of credit outstanding at June 30, 2000. As of July 31, 2000, the Company's availability under its financial institution line of credit was $1.3 million. The line of credit bears interest at the London Interbank Offered Rate plus 4.87 percent (11.55 percent as of June 30, 2000). Under the terms of the line of credit, the Company has maximum availability for borrowings and letters of credit up to $25 million based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit also provides that the Company may borrow up to $7 million in excess of its borrowing base. Under the line of credit the Company is required to maintain a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman") and a $20 million corporate guarantee provided by Titus. In connection with the $20 million corporate guarantee provided by Titus, if the Company defaults under the terms of the line of credit agreement, and the financial institution demands Titus to pay on its corporate guarantee, Titus may have the right to receive additional shares of the Company's Common Stock upon conversion of their Preferred Stock, as discussed in more detail below.

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

  The Company's primary capital needs have historically been to fund working capital requirements necessitated by its net losses, its sales growth and fluctuation, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $19.7 million during the six months ended June 30, 2000, primarily attributable to a decrease in accounts payable, an increase in accounts receivable and the net loss for the six month period then ended, offset in part by an increase in accrued expenses, inventories and depreciation and amortization. Cash provided by financing activities of $21.1 million for the six months ended June 30, 2000 consisted primarily of the proceeds from the issuance of the Company's Series A Preferred Stock ("Preferred Stock") to Titus and borrowings on the Company's line of credit. Cash used in investing activities of $1.6 million for the six months ended June 30, 2000 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

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

  To provide working capital to support the Company's future operations, the Company took several actions including extending its line of credit to April 2001, as discussed above. In addition, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 14, 2000 and issued 719,424 shares of newly designated Preferred Stock which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent dividend per annum. The Company may redeem the Preferred Stock at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock subject to a maximum of 7,619,047 votes. Conversion rights are limited to 5,504,507 shares of Common Stock unless the Company's stockholders have approved the issuance of the Preferred Stock at which time the Preferred Stock shares would be convertible to 7,194,240 shares of Common Stock at closing. In the event that the Company defaults on its line of credit and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares.

  In connection with this transaction, Titus received a warrant for 350,000 shares of Common Stock at $3.79 per share exercisable at any time, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company's audited pre-tax income for the year ending December 31, 2000, is less than $2.1 million. Both warrants expire in April 2010. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights. The Company also obtained a $5 million supplemental secured line of credit with Titus expiring in May 2001. Amounts drawn on this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will become exercisable if and to the extent that the Company borrows under the line of credit. No amounts have been borrowed under this line of credit.

  The Company believes that funds available under its lines of credit, amounts to be received from equity financing, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to renew its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit on satisfactory terms, if at all. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in 2000 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

FACTORS AFFECTING FUTURE PERFORMANCE

  Our future operating results depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

  We used net cash in operations of $19.7 million and $26.4 million during the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, lines of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. We may have to seek additional funds through debt or equity financings, product licensing or distribution transactions or other sources of financing in order to provide ourselves with enough working capital. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our financial lender and Titus, for some of these measures, and we cannot assure you that we would be able to obtain those approvals.

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

  Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

   . the uncertainties associated with the interactive entertainment software development process
   . long manufacturing lead times for Nintendo-compatible products
   . possible production delays
   . the approval process for products compatible with the Sony Computer
     Entertainment, Nintendo and Sega video game consoles
   . approvals required from other licensors
   . the release of new game hardware platforms.

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

Significant Recent Losses

  We have experienced significant net losses in recent periods, including losses of $7.4 million and $41.7 million for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. The 1999 losses resulted primarily from delays in the completion of certain products, a higher than expected level of product returns and allowances on products previously released, and the cost of restructuring our operations, including international distribution arrangements. The year to date 2000 losses resulted primarily from lower than expected worldwide sales of certain product releases, as well as from operating expense levels that were high relative to our achieved revenue level. We may experience similar problems in future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

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

Continued Listing on the NASDAQ National Market

  Our Common Stock is currently quoted on the NASDAQ National Market under the symbol "IPLY." For continued inclusion on the NASDAQ National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. In the event that we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the NASDAQ National Market. The continued listing of our Common Stock on the NASDAQ National Market was recently reviewed by a NASDAQ listing qualifications panel, which determined to allow the continued listing of our Common Stock on the NASDAQ National Market, subject to certain conditions. There can be no assurance that we will satisfy such conditions, or that we will be able to maintain our listing in the future. If our Common Stock were delisted from the NASDAQ National Market, trading of our Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

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

  The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently developing products for Microsoft Windows 98 and 2000, Sony PlayStation and PlayStation 2, and Sega Dreamcast platforms. We are also planning to develop product for new platforms expected to be introduced in 2001 by Microsoft and Nintendo. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

  In addition, Titus purchased 719,424 shares of Preferred Stock for $20 million from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us, and accrues a six percent dividend per year. Titus may convert the Preferred Stock at any time after May 2001 and has conversion rights limited to 5,504,507 shares of Common Stock unless our stockholders approve the issuance of the Preferred Stock at which time the Preferred Stock shares would become convertible into at least 7,194,240 shares of our Common Stock. Titus also received warrants to purchase up to 500,000 shares of our Common Stock. If we default in accordance with the line of credit agreement, and Titus is forced to pay on their corporate guarantee, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock.

  We have agreed to register all of the unregistered shares held by Titus as well as shares issuable upon Titus' exercise of warrants or conversion of preferred stock for resale under the Securities Act of 1933, as amended. This registration could temporarily impair our ability to raise capital through the sale of our equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of our Common Stock.

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

Dependence on Licenses from and Manufacturing by Hardware Companies

  We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the PlayStation and PlayStation
2. We have also obtained agreements to develop software for the Sega Dreamcast platform, which was introduced in the United States and Europe in Fall 1999. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with International Operations; Currency Fluctuations

  Our international net revenues accounted for 28 and 32 percent of our total net revenues for the six months ended June 30, 2000 and 1999, respectively. In February 1999, we entered into an International Distribution Agreement with Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

Control by Directors and Officers

  Including Titus, our directors and executive officers beneficially own voting stock with total of about 59 percent of the aggregate voting power in the Company, and could, under certain circumstances, gain substantial additional voting power. See "Factors Affecting Future Performance - Control by Titus". These stockholders can control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control.

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

Stock Price Volatility

  The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response certain factors, including:

  . quarter to quarter variations in results of operations
  . our announcements of new products
  . our competitors' announcements of new products
  . our product development or release schedule
  . general conditions in the computer, software, entertainment, media or electronics industries
  . changes in earnings estimates or buy/sell recommendations by analysts
  . investor perceptions and expectations regarding our products, plans and . strategic position and those of our competitors and customers
  . other events or factors

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not have any derivative financial instruments as of June 30, 2000. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

         The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of June 30, 2000 under the applicable agreements.

Item 2.  Changes in Securities and Use of Proceeds

         On April 14, 2000, the Company closed a strategic equity investment by Titus Interactive SA ("Titus") resulting in the issuance of 719,424 shares of the Company's Series A Preferred Stock for $20 million in a transaction that included warrants to Titus for up to 500,000 shares of Common Stock at $3.79 per share. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of the terms of these securities, including the conversion rights of the Series A Preferred Stock. The Company will use the cash proceeds to fund its operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - The following exhibits are filed as part of this report:

    Exhibit
    Number      Exhibit Title
    -------     -------------
    27.1        Financial data schedule for the six-month period ended June 30,
                2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 INTERPLAY ENTERTAINMENT CORP.




Date:  August 11, 2000           By:       /s/ BRIAN FARGO
                                       ------------------------------
                                       Brian Fargo,
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  August 11, 2000           By:      /s/ MANUEL MARRERO
                                       ------------------------------
                                       Manuel Marrero,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)