Form 10-Q
period 2000-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2000-11-14
CIK 1057232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                  Issued and Outstanding at November 7, 2000
             -----                  ----------------------------------------
 Common Stock, $0.001 par value                     30,131,352

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                   ----------

                                                                            Page Number
                                                                            -----------
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2000 (unaudited)
           and December 31, 1999                                                      3

           Consolidated Statements of Operations for the Three and Nine
           Months ended September 30, 2000 and 1999 (unaudited)                       4

           Consolidated Statements of Cash Flows for the Nine Months
           ended September 30, 2000 and 1999 (unaudited)                              5

           Notes to Unaudited Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                     13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                29

Part II.   Other Information

Item 1.    Legal Proceedings                                                         29

Item 5.    Other Information                                                         29

Item 6.    Exhibits and Reports on Form 8-K                                          29

Signatures                                                                           30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,  December 31,
                                                                                   2000          1999
                                                                               -------------  ------------
                                                                                 (Unaudited)

                                                                                (Dollars in thousands)
                                 ASSETS
                                 ------
Current Assets:
     Cash                                                                      $    559       $    399
     Restricted cash                                                               --            2,597
     Trade receivables, net of allowances of $6,277 and $9,161, respectively     26,461         22,209
     Inventories                                                                  4,677          6,057
     Prepaid licenses and royalties                                              18,695         19,249
     Other                                                                        1,031            874
                                                                               --------       --------
     Total current assets                                                        51,423         51,385

Property and Equipment, net                                                       5,039          4,225

Other Assets                                                                      1,040          1,326
                                                                               --------       --------
                                                                               $ 57,502       $ 56,936
                                                                               ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------
Current Liabilities:
     Current debt                                                              $ 16,162       $ 19,630
     Accounts payable                                                            15,524         21,462
     Accrued liabilities                                                         14,832         17,915
                                                                               --------       --------
          Total current liabilities                                              46,518         59,007

Commitments and Contingencies
Stockholders' Equity (Deficit):
     Series A Preferred stock, $.001 par value, authorized 5,000,000 shares;
        issued and outstanding, 719,424 shares as of September 30, 2000          19,534           --
     Common stock, $.001 par value, authorized 50,000,000 shares;
       issued and outstanding 30,072,355 shares as of September 30, 2000
       and 29,989,125 shares as of December 31, 1999                                 30             30
     Paid-in-capital                                                             88,533         87,390
     Accumulated deficit                                                        (97,391)       (89,782)
     Accumulated other comprehensive income                                         278            291
                                                                               --------       --------
          Total stockholders' equity (deficit)                                   10,984         (2,071)
                                                                               --------       --------
                                                                               $ 57,502       $ 56,936
                                                                               ========       ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2000            1999            2000             1999
                                                       ------------    ------------    ------------    ------------
                                                              (Dollars in thousands, except per share amounts)

Net revenues                                           $     31,631    $     23,636    $     73,828    $     74,582
Cost of goods sold                                           16,195          15,333          36,350          45,441
                                                       ------------    ------------    ------------    ------------
Gross profit                                                 15,436           8,303          37,478          29,141

Operating expenses:
     Marketing and sales                                      6,212           7,304          17,617          21,763
     General and administrative                               2,602           8,375           7,583          14,206
     Product development                                      5,485           5,424          16,797          16,110
     Other                                                     --             3,308            --             4,940
                                                       ------------    ------------    ------------    ------------
         Total operating expenses                            14,299          24,411          41,997          57,019
                                                       ------------    ------------    ------------    ------------
         Operating income (loss)                              1,137         (16,108)         (4,519)        (27,878)

Other expense:
     Interest expense, net                                      710             857           2,266           2,920
     Other expense, net                                         314            --               491            --
                                                       ------------    ------------    ------------    ------------
         Total other expense                                  1,024             857           2,757           2,920

Income (loss) before provision for income taxes                 113         (16,965)         (7,276)        (30,798)
Provision for income taxes                                     --                11            --             1,384
                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $        113    $    (16,976)   $     (7,276)   $    (32,182)
                                                       ============    ============    ============    ============

Cumulative dividend on participating preferred stock   $        200    $       --      $        333    $       --
                                                       ------------    ------------    ------------    ------------
Net loss available to common stockholders              $        (87)   $    (16,976)   $     (7,609)   $    (32,182)
                                                       ============    ============    ============    ============

Net loss per common share:
     Basic and diluted                                 $       0.00    $      (0.75)   $      (0.25)   $      (1.55)
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding:
     Basic and diluted                                   30,059,338      22,689,285      30,026,365      20,785,031
                                                       ============    ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
(Dollars in thousands)
Cash flows from operating activities:
   Net loss                                                    $ (7,276)   $(32,182)
   Adjustments to reconcile net loss to
      cash used in operating activities:
      Depreciation and amortization                               2,134       2,334
      Noncash expense for stock options                            --            26
      Deferred income taxes                                        --         1,336
      Minority interest in loss of subsidiary                      --           (74)
      Changes in assets and liabilities:
         Trade receivables                                       (4,252)     13,861
         Inventories                                              1,380      (2,942)
         Prepaid licenses and royalties                             554        (930)
         Other current assets                                      (157)       (384)
         Other assets                                              --           410
         Accounts payable                                        (5,938)      5,765
         Accrued liabilities                                     (3,083)     (2,622)
                                                               --------    --------
             Net cash used in operating activities              (16,638)    (15,402)
                                                               --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                            (2,662)       (990)
                                                               --------    --------
         Net cash used in investing activities                   (2,662)       (990)
                                                               --------    --------

Cash flows from financing activities:
   Net borrowings (payments) on line of credit                   (3,056)      2,483
   Net proceeds from issuance of preferred stock                 19,202        --
   Net proceeds from issuance of common stock                       323      10,300
   Net proceeds from issuance of warrants                           798        --
   Net proceeds from issuance of notes payable                     --         5,547
   Payments on notes payable                                       (375)       --
   Proceeds from exercise of stock options                           21           8
   (Additions) reductions to restricted cash                      2,597      (1,567)
   Payments on other debt                                           (37)       --
                                                               --------    --------
         Net cash provided by financing activities               19,473      16,771
                                                               --------    --------
Effect of exchange rate changes on cash and cash equivalents        (13)        (87)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents                160         292
Cash and cash equivalents, beginning of period                      399         614
                                                               --------    --------
Cash and cash equivalents, end of period                       $    559    $    906
                                                               ========    ========

Supplemental cash flow information:
    Cash paid for:
       Interest                                                $  2,303    $  2,607
       Income taxes                                                --          --
                                                               ========    ========

Supplemental disclosures of Noncash transactions:
   Accretion of preferred stock to redemption value            $   (333)   $   --
   Issuance of common stock in exchange for rights
       to intellectual properties                                  --         1,000
   Issuance of note payable in exchange for put rights             --         1,000
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

Use of Estimates
----------------

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

Reclassifications
-----------------

     Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

Revenue Recognition
-------------------

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as duplicated. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves is an estimate and the amount ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expense as incurred.

Recent Accounting Pronouncements
--------------------------------

     In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross versus net revenue presentation and financial statement and

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management's Discussion and Analysis disclosures related to revenue recognition. The Company adopted SAB No. 101 effective January 1, 2000 and the adoption of this standard reduced net sales and cost of sales by approximately $0.2 million and $1.7 million for the three and nine months ended September 30, 2000, respectively, but did not have an impact on the Company's gross profit or net income (loss). The Company did not apply this standard to the 1999 period as the impact would have been immaterial to the financial statements taken as a whole.

Factors Affecting Future Performance
------------------------------------

     For the nine months ended September 30, 2000, the Company incurred a net loss of $7.3 million and used cash in operating activities of $16.6 million. However, the Company's liquidity has improved substantially during the nine months ended September 30, 2000. At September 30, 2000, the Company had positive working capital of $4.9 million compared to a negative $7.6 million at December 31, 1999.

     To provide working capital to support the Company's operations, the Company extended its line of credit through April 2001, in connection with which Titus Interactive SA ("Titus") provided a $20 million corporate guarantee. The Company also completed a transaction with Titus, which provided for the issuance of convertible, redeemable Preferred Stock for $20 million. In addition, Titus may be entitled to receive additional shares of Common Stock upon conversion of their Preferred Stock if the Company defaults on its line of credit and Titus is obligated to pay on its $20 million corporate guarantee. In addition, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001 (see Note 3). However, the Company has been notified by Titus that they believe that they are no longer obligated to provide funding under the $5 million line of credit.

     The Company believes that funds available under its lines of credit, funds received from the sale of equity securities and anticipated funds from operations, if any, should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001 (see Note
3). The Company believes that it will be able to replace its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond April 2001.

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

     The Company's consolidated financial statements have been presented on the basis that it is a going concern. However, the Company's independent public accountant has informed the Company that if the Company is unable to replace its lines of credit with its current financial institution and Titus or obtain alternative debt or equity financing sufficient to cover its operating cash flow requirements through December 31, 2001 and beyond, or to adequately address the issues described above, that it is likely that it will render a modified report for going concern on the Company's financial statements as of December 31, 2000.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Inventories

     Inventories consist of the following:

                                                                September 30,     December 31,
                                                                    2000             1999
                                                                -------------   --------------
                                                                    (Dollars in thousands)
     Packaged software                                             $3,578         $4,394
     CD-ROMs, cartridges, manuals, packaging  and supplies          1,099          1,663
                                                                   ------         ------
                                                                   $4,677         $6,057
                                                                   ======         ======

Note 3.  Current Debt

         Current debt consists of the following:

                                                                September 30,     December 31,
                                                                    2000             1999
                                                                -------------     ------------
                                                                   (Dollars in thousands)

     Loan agreement                                               $16,162          $19,218
     Other                                                           --                412
                                                                  -------          -------
                                                                  $16,162          $19,630
                                                                  =======          =======

     Borrowings under the Company's the Loan and Security Agreement ("Loan Agreement") with its primary lender bear interest at LIBOR (6.62 percent at September 30, 2000 and 6.48 percent at December 31, 1999) plus 4.87 percent (11.49 percent at September 30, 2000 and 11.35 percent at December 31, 1999). At September 30, 2000, the Company had $5.5 million of availability on its line of credit with the financial institution, and had $5 million available under its line of credit with Titus (see Notes 1 and 5). During April 2000, the Company extended its line of credit through April 2001 generally under the same terms, except that Titus provided a $20 million corporate guarantee. During the three months ended September 30, 2000, the Company's financial institution received certain financial statements from Titus and released $2.5 million of restricted cash previously held as collateral. The Company is currently in compliance with the terms of the Loan Agreement.

     In April 2000, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts borrowed under this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly (See Notes 1 and 5). In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. The Company has been notified by Titus, our principal stockholder, that they believe that they are no longer obligated to fund the $5 million line of credit they extended in April 2000. No amounts have been borrowed under this line of credit.

Note 4.  Commitments and Contingencies

     The Company and the former owner of Shiny Entertainment ("Shiny") have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of September 30, 2000 under the applicable agreements.

      Virgin Interactive Entertainment Limited ("Virgin") has disputed the amendment to the International Distribution Agreement with the Company, and claims that the Company is obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. The Company believes that the amendment is legally binding and will vigorously defend its position. However, the Company cannot assure you that it will be successful in its defense.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Stockholders' Equity

     In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent cumulative dividend per annum payable as declared by the Company's Board of Directors. The Company may redeem the Preferred Stock shares at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock at $3.79 per share exercisable at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 92 percent; risk-free interest rate of 5.85 percent; and an expected life of one-year. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant. The value of the warrant is being accreted over a one-year period as a dividend to the Preferred Stock. As of September 30, 2000, the Company had accreted $333,000. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company does not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010.

     In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit, if the Company defaults on the line of credit agreement, and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights.

     The Company also secured a $5 million supplemental line of credit with Titus expiring in May 2001 (See Notes 1 and 3). Amounts drawn on this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. The Company has been notified by Titus, our principal stockholder, that they believe that they are no longer obligated to fund the $5 million line of credit they extended in April 2000. No amounts have been borrowed under this line of credit.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Other Operating Expenses

     The Company recorded an asset valuation, restructuring charge and severance expense of $0.6 and $2.3 million during the three and nine months ended September 30, 1999, respectively, in connection with the reductions in the Company's European operations. The Distribution Agreement with Virgin required the Company to pay certain minimum operating charges in 1999 and the Company has recorded a provision of $2.7 million charged to operations in the three month period ended September 30, 1999 to cover these charges. In addition, the Company recorded severance expense of $0.3 and $0.8 million during the three and nine months ended September 30, 1999 respectively.

Note 7.  Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and warrants is anti-dilutive.

     The impact of the Preferred Stock conversion rights into Common Stock shares (see Note 5) were excluded from the loss per share computation at September 30, 2000. There were options and warrants outstanding to purchase 4,234,558 shares of Common Stock and there were 484,848 shares of restricted Common Stock at September 30, 2000, which were excluded from the loss per share computation. At September 30, 1999 there were options to purchase 3,224,580 shares of Common Stock, which were not included in the loss per share computation. The weighted average exercise price of the outstanding options and warrants at September 30, 2000 and 1999 was $2.97 and $3.46, respectively.

Note 8.  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following:

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,           September 30,
                                                               ---------------------   ---------------------
                                                                  2000        1999       2000        1999
                                                               ---------   ---------   ---------   ---------
                                                                               (Dollars in thousands)
     Net income (loss)                                         $    113    $(16,976)   $ (7,276)   $(32,182)
     Other comprehensive income (loss), net of income taxes:
        Foreign currency translation adjustments                    (16)         23         (13)         87
                                                               --------    --------    --------    --------
        Total comprehensive income (loss)                      $     97    $(16,953)   $ (7,289)   $(32,095)
                                                               ========    ========    ========    ========

     During the three and nine months ended September 30, 2000 and 1999, the net effect of income taxes on comprehensive income (loss) was immaterial.

Note 9.  Related Parties

Distribution and Publishing Agreements
--------------------------------------

     The Company amended its International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate as

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

defined. Virgin has disputed the amendment to the International Distribution Agreement with the Company, and claims that the Company is obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. The Company believes that the amendment is legally binding and will vigorously defend its position. However, the Company cannot assure you that it will be successful in its defense. In connection with this agreement the Company incurred distribution commission expense of $1.1 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $2 million and $3.8 million for the three and nine months ended September 30, 1999, respectively.

     In connection with the Product Publishing Agreement with Virgin, the Company earned $171,000 and $58,000 for performing publishing and distribution services on behalf of Virgin during the three months ended September 30, 2000 and 1999, respectively, and earned $346,000 and $58,000 for the nine months ended September 30, 2000 and 1999, respectively.

     As of September 30, 2000 and December 31, 1999, Virgin owed the Company $6.3 million and $9.1 million and the Company owed Virgin $2.2 million and $7.8 million, respectively.

     The Company performs distribution services on behalf of Titus in exchange for a fee or receives. In connection with such distribution services during the three months ended September 30, 2000 and 1999, the Company recognized zero and $100,000, respectively, and during the nine months ended September 30, 2000 and 1999, the Company recognized $442,000 and $200,000, respectively.

     During the nine months ended September 30, 2000, the Company recognized $3 million in licensing revenue under a multi-product license agreement with Titus for the technology underlying one title and the content of three titles for multiple game platforms, for a maximum of twelve years, with variable royalties payable to the Company from five to ten percent, as defined. The Company earned a $3 million non-refundable fully-recoupable advance against royalties upon signing and completing all of its obligations under the agreement. During 1999, the Company executed publishing agreements with Titus Interactive S.A. ("Titus") for three titles. As a result of these agreements, the Company recognized revenue of $0.4 million and $2.6 million for delivery of these titles to Titus during the three and nine months ended September 30, 1999, respectively.

     As of September 30, 2000, Titus owed the Company $0.8 million and the Company owed Titus $0.7 million. As of December 31, 1999, the Company owed Titus $0.3 million.

Investment in Affiliate
-----------------------

     The Company accounts for its investment in VIE Acquisition Group LLC ("VIE") in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three and nine months ended September 30, 2000 and 1999.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Segment and Geographical Information

     The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                -------------------    --------------------
                                                  2000       1999        2000        1999
                                                --------   --------    --------    --------
                                                            (Dollars in thousands)
     Net revenues:
          United States                         $ 31,456   $ 23,809    $ 73,605    $ 64,888
          United Kingdom                             175       (173)        223       9,694
                                                --------   --------    --------    --------
            Consolidated net revenues           $ 31,631   $ 23,636    $ 73,828    $ 74,582
                                                ========   ========    ========    ========
     Operating income (loss):
        United States                           $  1,123   $(15,286)   $ (4,005)   $(24,494)
        United Kingdom                                14       (822)       (514)     (3,384)
                                                --------   --------    --------    --------
            Consolidated loss from operations   $  1,137   $(16,108)   $ (4,519)   $(27,878)
                                                ========   ========    ========    ========
     Expenditures made for the acquisition
         of long-lived assets:
           United States                        $  1,044   $     77    $  2,605    $    986
           United Kingdom                             15       --            58        --
                                                --------   --------    --------    --------
             Total expenditures for
               long-lived assets                $  1,059   $     77    $  2,663    $    986
                                                ========   ========    ========    ========

     Net revenues by geographic regions were as follows:

                                  Three Months Ended September 30,              Nine Months Ended September 30,
                             -------------------------------------------   -------------------------------------------
                                     2000                   1999                  2000                   1999
                             -------------------     -------------------   -------------------    --------------------
                              Amount     Percent      Amount     Percent    Amount     Percent     Amount      Percent
                             --------    -------     --------    -------   --------    -------    --------     -------
                                                                (Dollars in thousands)
North America                 $19,376       61.3%    $10,895       46.1%    $41,896       56.7%    $35,242       47.4%
Europe                          5,925       18.7       4,815       20.4      15,624       21.2      17,846       23.9
Rest of World                   2,715        8.6       1,203        5.1       5,154        7.0       4,532        6.1
OEM, royalty and  licensing     3,615       11.4       6,723       28.4      11,154       15.1      16,962       22.6
                              -------    -------     -------     ------     -------      -----     -------      -----
                              $31,631      100.0%    $23,636      100.0%    $73,828      100.0%    $74,582      100.0%
                              =======    =======     =======     ======     =======      =====     =======      =====

     Net investments in long-lived assets by geographic regions were as follows:

                                          September 30,         December 31,
                                              2000                  1999
                                        ------------------    ------------------
                                         Amount    Percent     Amount    Percent
                                        --------   -------    --------   -------
                                                  (Dollars in thousands)
     North America                      $5,949       97.8%    $5,435       97.9%
     Europe                                 75        1.2         47        0.9
     Rest of World                        --       --           --       --

     OEM, royalty and licensing             55        1.0         69        1.2
                                        ------      -----     ------      -----
                                        $6,079      100.0%    $5,551      100.0%
                                        ======      =====     ======      =====

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

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                       Three Months Ended                               Nine Months Ended
                                                          September 30,                                  September 30,
                                             -----------------------------------------    -----------------------------------------
                                                    2000                  1999                    2000                1999
                                             -------------------   -------------------    --------------------  -------------------
                                                        % of Net              % of Net                % of Net             % of Net
                                              Amount    Revenues    Amount    Revenues     Amount     Revenues   Amount    Revenues
                                             --------   --------   --------   --------    --------    --------  --------   --------
                                                                                   (Dollars in thousands)
Net revenues                                 $ 31,631     100.0%    $ 23,636    100.0%    $ 73,828    100.0%    $ 74,582    100.0%

Cost of goods sold                             16,195      51.2%      15,333     64.9%      36,350     49.2%      45,441     60.9%
                                             --------     -----     --------    -----     --------    -----     --------    -----
Gross profit                                   15,436      48.8%       8,303     35.1%      37,478     50.8%      29,141     39.1%
                                             --------     -----     --------    -----     --------    -----     --------    -----
Operating expenses:
     Marketing and sales                        6,212      19.6%       7,304     30.9%      17,617     23.9%      21,763     29.2%
     General and administrative                 2,602       8.2%       8,375     35.4%       7,583     10.3%      14,206     19.0%
     Product development                        5,485      17.3%       5,424     22.9%      16,797     22.8%      16,110     21.6%
     Other                                       --         0.0%       3,308     14.0%        --        0.0%       4,940      6.6%
                                             --------     -----     --------    -----     --------    -----     --------    -----
     Total operating expenses                  14,299      45.1%      24,411    103.2%      41,997     57.0%      57,019     76.4%
                                             --------     -----     --------    -----     --------    -----     --------    -----
Operating income (loss)                         1,137       3.7%     (16,108)   -68.1%      (4,519)    -6.2%     (27,878)   -37.3%
Other expense                                   1,024       3.2%         857      3.6%       2,757      3.7%       2,920      3.9%
                                             --------     -----     --------    -----     --------    -----     --------    -----
Income (loss) before income taxes                 113       0.5%     (16,965)   -71.7%      (7,276)    -9.9%     (30,798)   -41.2%
Provision for income taxes                       --         0.0%          11      0.0%        --        0.0%       1,384      1.9%
                                             --------     -----     --------    -----     --------    -----     --------    -----
 Net income (loss)                           $    113       0.5%    $(16,976)   -71.7%    $ (7,276)    -9.9%    $(32,182)   -43.1%
                                             ========     =====     ========    =====     ========    =====     ========    =====

Net revenues by geographic region:
     North America                           $ 19,376      61.3%    $ 10,895     46.1%    $ 41,896     56.7%    $ 35,242     47.4%
     International                              8,640      27.3%       6,018     25.5%      20,778     28.2%      22,378     30.0%
     OEM, royalty and licensing                 3,615      11.4%       6,723     28.4%      11,154     15.1%      16,962     22.6%

Net revenues by platform:
     Personal computer                       $ 23,814      75.3%    $ 13,192     55.9%    $ 51,393     69.6%    $ 46,096     61.9%
     Video game console                         4,202      13.3%       3,721     15.7%      11,281     15.3%      11,524     15.5%
     OEM, royalty and licensing                 3,615      11.4%       6,723     28.4%      11,154     15.1%      16,962     22.6%


North American, International and OEM, Royalty and Licensing Net Revenues
-------------------------------------------------------------------------

     Overall, net revenues for the three months ended September 30, 2000 increased 34 percent compared to the same period in 1999. The increase in North American net revenues for the three months ended September 30, 2000 was primarily due to the release of Baldur's Gate II on PC, the sequel to the major hit title Baldur's Gate. The increase in international net revenues was due primarily to the release of the English version of Baldur's Gate II. The Company expects to release foreign language versions of Baldur's Gate II in the fourth quarter of 2000. OEM, royalty and licensing net revenues decreased in the three months ended September 30, 2000 compared to the same period in 1999 due to decreased net revenues in licensing transactions and the OEM business. Licensing revenues decreased 83 percent primarily due to the recognition of $2.2 million in deferred revenue for the shipment of a title to a customer in 1999 without a comparable transaction of this size in 2000. The OEM business decreased 13 percent primarily due to a $1 million single transaction with a customer in 1999 without a comparable transaction of this size in 2000.

     Total net revenues for the nine months ended September 30, 2000 were generally consistent with the same period in 1999. The increase in North American net revenues for the nine months ended September 30, 2000 was primarily due to the release of two major new titles - Baldur's Gate II and Icewind Dale without comparable major new titles being released in 1999. The Company had fewer title releases across multiple platforms this year as compared to last year, but this years titles generally had higher sales volume. This results from the Company's efforts of a more focused product planning and release schedule of less, but higher quality titles. In addition, the Company experienced a lower level of product returns and allowances compared to the same period in 1999. The Company expects that future North American net revenues in 2000 will increase slightly compared to 1999. The decrease in international net revenues was due primarily to decreased net revenues in Europe, due to strong sales of the major hit title Baldur's Gate in the 1999 period that did not repeat in 2000 and only releasing the English version of Baldur's Gate II in the 2000 period, offset in part by a lower level of product returns and allowances compared to the same period in 1999. The foreign language versions of Baldur's Gate II are expected to be released in the respective European territories during the fourth quarter of 2000. The Company expects that international net revenues in 2000 will increase slightly compared to 1999. OEM, royalty and licensing net revenues decreased in the nine months ended September 30, 2000 compared to the same period in 1999 due to decreased net revenues from the OEM business and licensing transactions. The decrease in the OEM business is primarily due to a decrease in the volume of transactions and the decrease in licensing transactions is primarily due to the recognition of deferred revenue for the shipment of a title to a customer in 1999 without a comparable transaction in 2000. The Company expects that future OEM, royalty and licensing net revenues in 2000 will be lower as compared to 1999.

Platform Net Revenues
---------------------

     PC net revenues increased in the three months ended September 30, 2000 compared to the same period in 1999 primarily due to the release of Baldur's Gate II. In addition, the provision for returns and allowances decreased from 16 percent of gross revenues for the three months ended September 30, 1999 to 12 percent of gross revenues in the 2000 period due to the Company's significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy. The Company released four PC titles during the three months ended September 30, 2000 compared to nine PC titles in the 1999 period. Video game console net revenues were generally consistent in the three months ended September 30, 2000 compared to the same period in 1999. The Company released one console title compared to two titles in the 1999 period.

     Net revenues of PC titles increased in the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to the release of Baldur's Gate II and Icewind Dale. In addition, the provision for returns and allowances decreased from 21 percent of gross revenues for the nine months ended September 30, 1999 to 14 percent of gross revenues in the 2000 period due to the Company's significantly improved inventory-in-channel position and continued concentration on a sell-through product distribution strategy. The Company expects its PC net revenues to increase in total for 2000 compared to 1999. Video game console net revenues were generally consistent in the nine months ended September 30, 2000 compared to the same period in 1999 due to higher unit sales offset by lower price points for current generation console titles. The Company expects its future video game console net revenues to slightly increase in total in 2000 as a result of the added penetration into this segment and the release of two titles in the fourth quarter of 2000 compared to one in the same period of 1999.

Cost of Goods Sold; Gross Profit Margin
---------------------------------------

     Cost of goods sold increased in the three months ended September 30, 2000 compared to the same period in 1999 due to higher net revenues, offset partially by a higher percentage of internally developed titles. The increase in gross profit margin was primarily due to a higher percentage of internally developed titles sold and a lower level of product returns.

     Cost of goods sold decreased in the nine months ended September 30, 2000 compared to the same period in 1999 due to higher net revenues, offset partially by a higher percentage of internally developed titles. The 1999 period also reflects write-offs of prepaid royalties in 1999 relating to titles which had been canceled mainly due to the Company discontinuing its licensed sports product line last year. The Company expects its future cost of goods sold to decrease in 2000 as compared to 1999 due to a higher percentage of internally developed titles and a lack of significant write-offs of prepaid royalties. The increase in gross profit margin was primarily due to a higher percentage of internally developed titles sold and a lower level of product returns and markdowns compared to the 1999 period. The Company expects its future gross profit margin to increase in total for 2000 as compared to 1999 due to a significantly improved inventory in channel position and continued concentration on a sell-through product distribution strategy, offset in part by an increase in video game console releases with a higher cost of goods relative to net revenues.

Marketing and Sales
-------------------

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The decreases in marketing and sales expenses for the three and nine months ended September 30, 2000 compared to the 1999 periods are attributable primarily to decreased advertising and retail marketing support expenditures as well as, in the current nine month period, to lower personnel costs. In addition, the Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000, which eliminated the fixed monthly overhead fees the Company incurred in the 1999 period. Due on part to this amendment, the Company expects its marketing and sales expenses to continue to decrease in total for 2000 as compared to 1999. However, Virgin has disputed the validity of this amendment, and believes that the Company remains obligated to pay the monthly overhead and minimum commission charges as provided by the original agreement. See "Factors Affecting Future Performance -- Distribution Agreement".

General and Administrative
--------------------------

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. The decrease in general and administrative expenses for the three and nine months ended September 30, 2000 is primarily attributable to a decrease in bad debt expense. The Company is continuing its efforts to reduce North American operating expenses and expects its general and administrative expenses to continue to decrease in total for 2000 as compared to 1999.

Product Development
-------------------

     Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The increase in product development expenses for the three and nine months ended September 30, 2000 is primarily due to increased expenditures devoted to the Company's focus on next generation video game console platforms. The Company expects its product development expenses to continue to increase in total for 2000 as compared to 1999.

Other Operating Expense
-----------------------

         Other operating expenses are primarily one-time expenses associated with the operations of the Company. During the three and nine months ended September 30, 2000 the Company did not incur any other operating expenses. Other operating expenses of $3.3 million and $4.9 million for the three and nine months ended September 30, 1999, respectively, were due primarily to the anticipated asset valuation and restructuring charge in connection with the Company's reductions in its European operations. Included in these amounts was a $2.7 million provision to cover certain minimum operating charges payable to Virgin which did not repeat in 2000. In addition, the Company recorded severance expense for the departure of the Company's former president during the nine months ended September 30, 1999.

Other Expense, net
------------------

     Other expense consists primarily of interest expense on the Company's line of credit and foreign currency exchange transaction losses. Other expense increased in the three months ended September 30, 2000 compared to the same period in 1999 due to higher foreign currency exchange transaction losses incurred in connection with European distribution, which were offset partially by decreased interest expense on lower average borrowings under the Company's line of credit. The decrease in the nine months ended September 30, 2000 compared to the same period in 1999 was due to decreased interest expense on lower average borrowings under the Company's line of credit which was offset partially by foreign currency exchange transaction losses incurred in connection with European distribution.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds of its initial public offering and from operations.

     As of September 30, 2000 the Company's principal sources of capital included cash of $0.6 million, $4.9 million available under the Company's financial institution line of credit expiring in April 2001 and $5 million available under the Company's supplemental line of credit with Titus expiring in May 2001. The Company has been notified by Titus, our principal stockholder, that they believe that they are no longer obligated to fund the $5 million line of credit they extended in April 2000. The Company's outstanding borrowings on the financial institution line of credit was $16.2 million with no stand by letters of credit outstanding at September 30, 2000. As of September 30, 2000, the Company's availability under its financial institution line of credit was $5.5 million. The line of credit bears interest at the London Interbank Offered Rate plus 4.87 percent (11.49 percent as of September 30, 2000). Under the terms of the line of credit, the Company has maximum availability for borrowings and letters of credit up to $25 million based in part upon qualifying receivables and inventory. Within the overall credit limit, the line of credit also provides that the Company may borrow up to $7 million in excess of its borrowing base. Under the line of credit the Company is required to maintain a $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman") and a $20 million corporate guarantee provided by Titus. In connection with the $20 million corporate guarantee provided by Titus, if the Company defaults under the terms of the line of credit agreement, and the financial institution demands Titus to pay on its corporate guarantee, Titus may have the right to receive additional shares of the Company's Common Stock upon conversion of their Preferred Stock, as discussed in more detail below.

     Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to replace its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to renew or replace its line of credit or obtain alternative financing on reasonable terms, if at all. If the Company is unable to replace its line of credit, such failure would have significant adverse effects on the Company, as discussed below.

     The Company's primary capital needs have historically been to fund working capital requirements necessitated by its net losses, its sales growth and fluctuation, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $16.6 million during the nine months ended September 30, 2000, primarily attributable to a decrease in accounts payable and accrued liabilities, an increase in accounts receivable and the net loss for the nine month period then ended, offset in part by an increase in inventories and depreciation and amortization. Cash provided by financing activities of $19.5 million for the nine months ended September 30, 2000 consisted primarily of the proceeds from the issuance of the Company's Series A Preferred Stock ("Preferred Stock") to Titus and the release of restricted cash by the Company's financial institution, offset in part by reductions to the outstanding balance under the Company's line of credit. Cash used in investing activities of $2.7 million for the nine months ended September 30, 2000 consisted of capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     To reduce the Company's working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments and has scaled back certain marketing programs. In addition, the Company believes that its amended International Distribution Agreement with Virgin will further reduce its international costs and expenses in future periods. However, Virgin has disputed the validity of this amendment, and believes that the Company remains obligated to pay the monthly overhead and minimum commission charges as provided by the original agreement. See "Factors Affecting Future Performance - Distribution Agreement". The Company is pursuing various alternatives, including further expense reductions, in an effort to continue to reduce operating expenses as much as possible without an adverse impact on its ability to generate successful future business activities. There can be no assurance that the Company will be able to undertake such measures, or that such measures would not materially and adversely affect the Company's ability to publish commercially viable titles, or that such measures would be sufficient to generate operating profits. In addition, the Company's long term liquidity will be materially dependent on its ability to develop and market successful titles for the hardware platforms that dominate the interactive entertainment market.

     To provide working capital to support the Company's future operations, the Company took several actions including extending its line of credit to April 2001, as discussed above. In addition, the Company completed a transaction with Titus under a Stock Purchase Agreement dated April 14, 2000 and issued 719,424 shares of newly designated Preferred Stock which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent dividend per annum. The Company may redeem the Preferred Stock at the original issue price at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock subject to a maximum of 7,619,047 votes. In the event that the Company defaults on its line of credit and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such nine month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares.

     In connection with this transaction, Titus received a warrant for 350,000 shares of Common Stock at $3.79 per share exercisable at any time, and a warrant for 50,000 shares of the Company's Common Stock at $3.79 per share which would only be exercisable by Titus if the Company's audited pre-tax income for the year ending December 31, 2000, is less than $2.1 million. Both warrants expire in April 2010. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights. The Company also obtained a $5 million supplemental secured line of credit with Titus expiring in May 2001. The Company has been notified by Titus, our principal stockholder, that they believe that they are no longer obligated to fund the $5 million line of credit they extended in April 2000. Amounts drawn on this line will be subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The warrant will become exercisable if and to the extent that the Company borrows under the line of credit. No amounts have been borrowed under this line of credit.

     The Company believes that funds available under its lines of credit, amounts to be received from equity financing, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the expiration of its line of credit in April 2001. Based upon certain assumptions, including without limitation, the Company's ability to achieve anticipated operating results, the Company believes that it will be able to replace its line of credit or obtain alternative financing on reasonable terms. However, there can be no assurance that the assumptions relied on by the Company will prove correct or that the Company will be able to replace its line of credit on satisfactory terms, if at all. The Company's failure to replace its line of credit would have significant adverse effects on the Company, as discussed above. Further, there can be no assurance that the Company will not be required to raise additional working capital through debt or equity financing during such period. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to develop and publish commercially viable titles, or that such measures would be sufficient to generate operating profits in 2000 and beyond. Certain of such measures may require third party consents or approvals, including the Company's financial institution, and there can be no such assurance that such consents or approvals can be obtained.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern. However, the Company's independent public accountant has informed the Company that if the Company is unable to replace its lines of credit with its current financial institution or alternative sources and Titus or obtain alternative debt or equity financing sufficient to cover its operating cash flow requirements through December 31, 2001 and beyond, that it is likely that it will render a modified report for going concern on the Company's financial statements as of December 31, 2000.

FACTORS AFFECTING FUTURE PERFORMANCE

     Our future operating results depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

     We used net cash in operations of $16.6 million and $26.4 million during the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. At September 30, 2000, our working capital was $5 million. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, lines of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. Our principal line of credit expires in April 2001, and we cannot assure you that our lender will renew that line of credit. We have been notified by Titus Interactive SA ("Titus"), our principal stockholder, that they believe they are no longer obligated to fund the $5 million line of credit they extended to us in April 2000. Under the circumstances, we will likely have to seek additional funds through debt or equity financings, product licensing or distribution transactions or other sources of financing in order to provide ourselves with enough working capital. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our financial lender and/or Titus, for some of these measures, and we cannot assure you that we would be able to obtain those approvals. In addition, there is a risk that our Common Stock may be delisted from the Nasdaq National Market (see "Continued Listing on the Nasdaq National Market," below). If such delisting were to occur, our ability to raise equity capital could be significantly impaired.

Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality

     Our operating results have fluctuated a great deal in the past and will probably continue to fluctuate significantly in the future, both on a quarterly and an annual basis. Many factors may cause or contribute to these fluctuations, and many of these factors are beyond our control. Some of these factors include the following:

     . delays in shipping our products
     . demand for our products
     . demand for our competitors' products
     . the size and rate of growth of the market for interactive entertainment software
     . changes in PC and video game console platforms
     . the number of new products and product enhancements released by us and our competitors
     . changes in our product mix
     . the number of our products that are returned
     . the timing of orders placed by our distributors and dealers
     . the timing of our development and marketing expenditures
     . price competition
     . the level of our international and OEM, royalty and licensing net revenues.

     Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

     . the uncertainties associated with the interactive entertainment software development process
     . long manufacturing lead times for Nintendo-compatible products
     . possible production delays
     . the approval process for products compatible with the Sony Computer
       Entertainment, Nintendo and Sega video game consoles
     . approvals required from other licensors
     . the timing of the release and market penetration of new game hardware platforms.

     Because of the limited number of products we introduce in any particular quarter, a delay in the introduction of a product may materially and adversely affect our operating results for that quarter, and may not be recaptured in later quarters. Such delays have had a significant adverse effect on our operating results in certain past quarters. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based largely on sales forecasts. If net revenues do not meet our expectations in any given quarter, operating results may be materially adversely affected. The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. Revenues are also materially affected by new product releases. Our failure or inability to introduce products on a timely basis to meet these seasonal increases in demand may have a material adverse effect on our business, operating results and financial condition.

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

Significant Recent Losses

     We have experienced significant net losses in recent periods, including losses of $7.3 million and $41.7 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. These losses resulted largely from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year, and the cost of restructuring our operations, including international distribution arrangements. These losses also resulted from lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.


Dependence on New Product Introductions; Risk of Product Delays and Product Defects

     Our products typically have short life cycles, and we depend on the timely introduction of successful new products to generate net revenues, to fund operations and to replace declining net revenues from older products. These new products include enhancements of or sequels to our existing products and conversions of previously released products to additional platforms. If in the future, for any reason, net revenues from new products fail to replace declining net revenues from existing products, our business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months with six to 12 months for adapting a product to a different technology platform. The success of any particular software product can also be negatively impacted by delays in the introduction, manufacture or distribution of the platform for which the product was developed (see "Rapidly Changing Technology; Platform Risks"). In the past, we have frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of these products and on our business, operating results and financial condition. The cost of developing and marketing new interactive entertainment software has increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, the increasing sophistication of hardware technology and consumer tastes and the increasing costs of obtaining licenses for intellectual properties. We expect this trend to continue. We cannot assure you that our new products will be introduced on schedule, if at all, or that, if introduced, these products will achieve significant market acceptance or generate significant net revenues for us. In addition, software products as complex as the ones we offer may contain undetected errors when first introduced or when new versions are released. We cannot assure you that, despite testing prior to release, errors will not be found in new products or releases after shipment, resulting in loss of or delay in market acceptance. This loss or delay could have a material adverse effect on our business, operating results and financial condition.

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

Control by Titus

     Titus currently owns 12,817,255 shares, or approximately 43 percent, of our outstanding Common Stock, and 719,424 shares of our Series A Preferred Stock that have voting power equivalent to up to 7,619,047 shares of Common Stock, and are convertible into at least 7,194,240 shares of Common Stock at any time after May 2001 if not previously redeemed by the Company. Titus also holds warrants for up to 500,000 shares of our Common Stock. In addition, if we default on our line of credit and Titus is obligated to pay on their $20 million corporate guarantee of our line of credit, the Series A Preferred Stock could become convertible into, and have voting rights equal to, up to 42.8 million shares of our Common Stock, which would constitute approximately 75 percent of our Common Stock as of the date hereof. In connection with Titus' investment, Herve Caen, Titus' chairman and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve Caen's brother Eric Caen, who is president and a director of Titus, also serves on our Board of Directors. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the right of approval of certain significant corporate actions, and Herve Caen and Eric Caen have substantial authority over our operations. As the Company's capital structure currently stands, in the event that the Stockholder Agreement pursuant to which our Board of Directors is currently nominated terminates, Titus would be able to elect 4 of 7 members of the Board of Directors. In such event, Titus would be able to set our dividend policy and otherwise exercise substantial control over our management. This control could prevent or hinder a sale of the Company on terms that are not acceptable to Titus. Moreover, Titus holds interests that may vary from those of the Company and its other stockholders, and Titus may exercise its control of the Company in the furtherance of such outside interests (see the subsections entitled "Liquidity; Future Capital Requirements", "Distribution Agreement" and "Risks Associated with Acquisitions").

Continued Listing on the NASDAQ National Market

     Our Common Stock is currently quoted on the Nasdaq National Market under the symbol "IPLY." For continued inclusion on the Nasdaq National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. As of December 31, 1999, we were not in compliance with the minimum net tangible assets requirement, and did not return to compliance with that requirement until April 14, 2000. If we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the Nasdaq National Market. If our Common Stock were delisted from the Nasdaq National Market, trading of our Common Stock, if any, would be conducted on the Nasdaq Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

Distribution Agreement

     In connection with our acquisition of a 43.9 percent membership interest in Virgin Interactive Entertainment Limited's ("Virgin") parent entity in February 1999, we signed an International Distribution Agreement with Virgin. Under this Agreement, we appointed Virgin as our exclusive distributor for substantially all of our products in Europe, the CIS, Africa and the Middle East, subject to certain reserved rights, for a seven-year period. We pay Virgin a distribution fee for marketing and distributing our products, as well as certain direct costs and expenses. Virgin has been inconsistent in meeting its obligations to deliver to us the proceeds obtained from their distribution of our products. Because of the exclusive nature of the Agreement, if Virgin were to continue to be inconsistent in meeting its obligations to deliver to us proceeds from distribution, or were to experience problems with its business, or otherwise to fail to perform under the Agreement, our business, operating results and financial condition could be materially and adversely affected.

     Virgin is in the process of recapitalizing its business. In September 2000, Titus advanced certain amounts to Virgin in anticipation of converting this advance into equity in Virgin's parent entity. Titus and the Company are negotiating the terms of such a conversion whereby it is anticipated that the Company's 43.9% membership interest in Virgin's parent entity would be reduced.

     Virgin has disputed an amendment to the International Distribution Agreement with the Company, and claims that the Company is obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. We believe that the amendment is legally binding and we will vigorously defend our position. However, we cannot assure you that we will be successful in our defense.

     Virgin has earned approximately $2.5 million in commissions through September 30, 2000, and our forecasts indicate that Virgin may earn $2.0 million in additional commissions for the period of July 1, 2000, through December 31, 2000. If we are unable to successfully defend our position against Virgin's claims, we estimate that our maximum exposure would be $4.8 million.

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

Rapidly Changing Technology; Platform Risks

     The interactive entertainment software industry is subject to rapid technological change. New technologies, including operating systems such as Microsoft Windows 98 and 2000, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and planned releases in the near future of new video game platforms such as the Sony Playstation 2, the Nintendo Gamecube and the Microsoft X-Box could render our current products or products in development obsolete or unmarketable. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop software are not released on a timely basis or do not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

     The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently developing products for Microsoft Windows 98 and 2000, and Sony PlayStation 2. We are also planning to develop product for new platforms expected to be introduced in 2001 by Microsoft and Nintendo. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

     The distribution channels through which publishers sell consumer software products evolve continuously through a variety of means, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retailers such as warehouse chains, mass merchants and computer superstores. As more consumers own PCs, the distribution channels for interactive entertainment software will likely continue to change. Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants have entered into exclusive buying arrangements with other software developers or distributors, which arrangements could prevent us from selling certain of our products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with our competitors were to increase, our ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would have the effect of lowering our gross profit. This trend could have a material adverse impact on our business, operating results and financial condition. In addition, emerging methods of distribution, such as the Internet and on-line services, may become more important in the future, and it will be important for us to maintain access to these channels of distribution. We cannot assure you that we will maintain access or that our access will allow us to maintain our historical sales volume levels.

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

     In addition, Titus purchased 719,424 shares of Preferred Stock from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us, and accrues a six percent dividend per year. Titus may convert the Preferred Stock at any time after May 2001, at which time the Preferred Stock shares would be convertible into at least 7,194,240 shares of our Common Stock. Titus also received warrants to purchase up to 500,000 shares of our Common Stock. If we default in accordance with the line of credit agreement, and Titus is forced to pay on their corporate guarantee, the Series A Preferred Stock may become convertible into up to 42.8 million shares of our Common Stock.

     We have agreed to register all of the unregistered shares of our Common Stock held by Titus for resale under the Securities Act of 1933, as amended. This registration could temporarily impair our ability to raise capital through the sale of our equity securities, and, if such registered shares are sold, could have a material adverse effect on the market price of our Common Stock.

Dependence upon Third Party Licenses

     Many of our products, such as our Star Trek, Advanced Dungeons and Dragons and the Caesar's Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights in 2002. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Licenses from and Manufacturing by Hardware Companies

     We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PlayStation 2, as well as video game platforms from Nintendo, Microsoft and Sega.. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo and Sega each have the right to approve the technical functionality and content of the Company's products for such platform prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

     Hardware companies such as Sony Computer Entertainment, Nintendo, Sega and Microsoft may impose upon their licensees a restrictive selection and product approval process, such that those licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While we have prepared our future product release plans taking this competitive approval process into consideration, if we incorrectly predict its impact and fail to obtain approvals for all products in our development plans, this failure could have a material adverse effect on our business, operating results and financial condition. We depend upon Sony Computer Entertainment, Nintendo and Sega for the manufacture of our products that are compatible with their respective video game consoles. As a result, Sony Computer Entertainment, Nintendo, Sega and Microsoft have the ability to raise prices for supplying these products at any time and effectively control the timing of our release of new titles for those platforms. PlayStation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Other media may entail longer lead times depending on the manufacturer. If we experience unanticipated delays in the delivery of video game console products from Sony Computer Entertainment, Sega, Nintendo or Microsoft, or if actual retailer and consumer demand for our interactive entertainment software differs from our forecast, our business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

     Our international net revenues accounted for 28 and 30 percent of our total net revenues for the nine months ended September 30, 2000 and 1999, respectively. In February 1999, we entered into an International Distribution Agreement with Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

     . longer accounts receivable collection periods

     . greater difficulty in accounts receivable collection

     . unexpected changes in regulatory requirements

     . difficulties and costs of staffing and managing foreign operations

     . foreign currency exchange rate fluctuations

     . political and economic instability

     . dependence on Virgin as an exclusive distributor for Europe.

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

Control by Directors and Officers

     Including Titus, our directors and executive officers beneficially own voting stock with total of about 60 percent of the aggregate Common Stock voting power in the Company. In addition, Titus holds Preferred Stock entitled to 7,619,047 votes, or approximately 20 percent of overall voting power. Together, Titus and our directors and executive officers could, under certain circumstances, gain substantial additional voting power. See "Factors Affecting Future Performance -- Control by Titus". These stockholders can control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of September 30, 2000. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     Interest Rate Risk
     ------------------

     Our interest rate risk is immaterial due to the short maturity of the line of credit agreement. We have no fixed rate debt.

     Foreign Currency Risk
     ---------------------

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

Item 5.    Other Information

           In August 2000, the Company received a determination from a Nasdaq Listing Qualifications Panel to continue the listing of the Company's Common Stock on the Nasdaq National Market provided that the Company fulfilled certain conditions, including having net tangible assets of at least $8.3 million at September 30, 2000. The Company's net tangible assets were $9.9 million at September 30, 2000, exceeding the listing requirements, and the Company has fulfilled the other conditions required by Nasdaq.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits - The following exhibits are filed as part of this report:

     Exhibit
     -------
     Number        Exhibit Title
     -------       ------------
     27.1          Financial data schedule for the nine-month period ended
                   September 30, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERPLAY ENTERTAINMENT CORP.


Date:    November 10, 2000                 By:       /s/ BRIAN FARGO
                                                 -----------------------
                                                Brian Fargo,
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:    November 10, 2000                 By:     /s/ MANUEL MARRERO
                                                ---------------------
                                                Manuel Marrero,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)