Form 10-K405
period 2000-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2001-04-17
CIK 1057232

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Fiscal Year Ended December 31, 2000

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

                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of April 12, 2001, 38,280,267 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $26,123,631.

                      Documents Incorporated by Reference

   Portions of the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders, to be held in June 2001, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         INTERPLAY ENTERTAINMENT CORP.

            INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                          Page
                                                                          ----
                                      PART I

 Item 1.  Business......................................................    4

 Item 2.  Properties....................................................   12

 Item 3.  Legal Proceedings.............................................   12

 Item 4.  Submission of Matters to a Vote of Security Holders...........   13

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   14

 Item 6.  Selected Financial Data.......................................   15

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   16

 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....   36

 Item 8.  Consolidated Financial Statements and Supplementary Data......   36

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   36

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   37

 Item 11. Executive Compensation........................................   37

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   37

 Item 13. Certain Relationships and Related Transactions................   37

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   38

 Signatures..............................................................  39

 Exhibit Index...........................................................  41

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

   The forward-looking statements included in this Form 10-K are based on current expectations that involve a number of risks and uncertainties, as well as certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and the continuation, extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will generate positive cash flow in the future or that the Company will be able to obtain financing on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations; or that the Company will remain in compliance with its line of credit or be able to continue, renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of product launches or order deliveries, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse changes in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

   Interplay(R), Interplay Productions(R) and certain of the Company's product names and publishing labels referred to in this Form 10-K are the Company's trademarks. This Annual Report on Form 10-K also contains trademarks belonging to others.

                                    PART I

ITEM 1. BUSINESS

Overview

   Interplay Entertainment Corp., a Delaware corporation, (together with its subsidiaries, the "Company" or "Interplay") is a leading developer, publisher and distributor of interactive entertainment software for both core gamers and the mass market. Interplay was incorporated in the State of California in 1982 and was reincorporated in the State of Delaware in May 1998. The Company, which commenced operations in 1983, is most widely known for its titles in the action/arcade, adventure/RPG, and strategy/puzzle categories. The Company has produced titles for many of the most popular interactive entertainment software platforms, and currently balances its publishing and distribution business by developing interactive entertainment software for PCs and current and next generation video game consoles, such as the Sony PlayStation and PlayStation 2, Microsoft Xbox and Nintendo GameCube.

   The Company seeks to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and has published many such successful franchise titles to date. In addition, the Company holds licenses to use popular brands, such as Advanced Dungeons and Dragons, Matrix, Star Trek and Caesars Palace, for incorporation into certain of its products. Of the more than 20 titles currently in development by the Company, more than half are sequels to successful titles or incorporate licensed intellectual properties.

   In February 1999, in connection with the Company's acquisition of a minority membership interest in the parent entity of Virgin Interactive Entertainment Limited ("Virgin"), the Company entered into an International Distribution Agreement with Virgin (the "Virgin Distribution Agreement"). Pursuant to the Virgin Distribution Agreement, Virgin hired the Company's European sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. As part of the terms of the April 2001 settlement between Virgin and the Company, VIE Acquisition Group LLC ("VIE") redeemed the Company's membership interest in VIE. See "Business--Sales and Distribution--International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Distribution Agreement".

   The Company completed equity transactions in 1999 and 2000 with Titus Interactive S.A. ("Titus"), a significant shareholder, which provided for the issuance of 10,795,455 shares of the Company's Common Stock and 719,424 shares of the Company's Preferred Stock for approximately $55 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Control by Titus". In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million.

Products

   The Company develops, publishes and distributes interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. The Company utilizes the experience and judgment of the avid gamers in its product development group to select and produce the products it publishes. The Company's strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for the investment to be economically viable. The Company currently develops and publishes products compatible with multiple variations of the PC platform including Microsoft Windows, and for video game consoles such as the Sony PlayStation and PlayStation 2. The Company also develops and has plans to publish products for the Microsoft Xbox and Nintendo GameCube video game consoles, which are scheduled for release in the latter part of 2001. In addition, the Company anticipates substantial growth in installed base for high-speed Internet access, with the possibility of significantly expanded technical capabilities for the PC platform.

   The Company assesses the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including the number of competing titles, the ratio of software sales to hardware sales with respect to the platform, the platform's installed base, changes in the rate of the platform's sales and the cost and timing of development for the platform. The Company must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, the Company is required to make substantial product development and other investments in a particular platform well in advance of the platform's introduction. If a platform for which the Company develops software is not released on a timely basis or does not attain significant market penetration, the Company's business, operating results and financial condition could be materially adversely affected. Alternatively, if the Company fails to develop products for a platform that does achieve significant market penetration, then the Company's business, operating results and financial condition could also be materially adversely affected.

   The Company has entered into license agreements with Sega, Sony Computer Entertainment, Microsoft and Nintendo pursuant to which the Company has the right to develop, sublicense, publish, and distribute products for the licensor's respective platforms in specified territories. In certain cases, the products are manufactured for the Company by the licensor. The Company pays the licensor a royalty or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for their platform, including packaging and marketing materials for such products. There can be no assurance that the Company will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. The inability of the Company to obtain such licenses or approvals could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Product Development

   The Company develops or acquires its products from a variety of sources, including its internal development studios, its subsidiary Shiny Entertainment Inc. ("Shiny") and publishing relationships with leading independent developers.

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

   During the years ended December 31, 2000, 1999 and 1998, the Company spent $22.2 million, $20.6 million and $24.5 million, respectively, on product research and development activities. Those amounts represented 21.2%, 20.2% and 19.3%, respectively, of revenue in each of those periods.

 Internal Product Development

   U.S. Product Development. The Company's U.S. internal product development group (excluding Shiny's development group) consisted of approximately 210 people at December 31, 2000. Once a design is selected by the Company, a production team, development schedule and budget are established. The Company's internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and six to 12 months for the porting of a product to a different technology platform. The Company utilizes a variety of advanced hardware and software development tools, including animation, sound compression utilities and video compression for the production and development of its interactive entertainment software titles. The Company's internal development organization is divided into separate studios, each dedicated to the production and development of products for a particular product category. The Company also undertakes development activities through its subsidiary, Shiny. Within each studio, development teams are assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians. The Company believes that the separate studios approach promotes the creative and entrepreneurial environment necessary to develop innovative and successful titles. In addition, the Company believes that breaking down the development function into separate studios enables it to improve its software design capabilities, to better manage its internal and external development processes and to create and enhance its software development tools and techniques, thereby enabling the Company to obtain greater efficiency and improved predictability in the software development process.

   Shiny. David Perry, Shiny's President and founder, has produced a number of highly successful interactive entertainment software titles, including CoolSpot, Aladdin, Earthworm Jim, Earthworm Jim II and MDK. Shiny currently has one original title in development under the Matrix license. The Company plans to publish and distribute this title worldwide under the Shiny label. Shiny's development group consisted of approximately 24 people at December 31, 2000.

   International Development. The Company has international development resources through its European subsidiary, Interplay Productions Limited ("Interplay Europe"), whose software producers manage the efforts of third party developers in various European countries. The Company currently has several original products, under development through Interplay Europe. Interplay Europe's development group consisted of approximately 3 people at December 31, 2000.

 External Product Development

   In order to expand its product offerings to include hit titles created by third party developers, and to leverage its publishing and distribution capabilities, the Company enters into publishing arrangements with third party developers, including foreign developers and publishers who wish to utilize the Company's sales and distribution network in North America. In February 1999, the Company entered into a Product Publishing Agreement with Virgin Interactive Entertainment Limited pursuant to which the Company will publish substantially all of Virgin's titles in North and South America and Japan. As part of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin. In the years ended December 31, 2000, 1999 and 1998, approximately 70%, 75% and 70%, respectively, of new products released by the Company which the Company believes are or will become franchise titles were developed by third party developers. The Company expects that the proportion of its new products which are developed externally may vary significantly from period to period as different products are released. The Company's focus in obtaining publishing products is to select titles that combine advanced technologies with creative game design. The publishing agreements usually provide the Company with the exclusive right to distribute a product on a worldwide basis (however, in certain instances the agreement provides for a specified territory). The Company typically funds external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, the Company's publishing arrangements typically provide the Company with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. The Company manages the production of external development projects by appointing a producer from one of its internal product development studios to oversee the development process and work with the third party developer to design, develop and test the game.

   The Company believes this strategy of cultivating relationships with talented third party developers, such as the developers of Baldur's Gate and TombRaider, provides an excellent source of quality products, and a number of the Company's commercially successful products have been developed under this strategy. However, the Company's reliance on third party software developers for the development of a significant number of its interactive software entertainment products involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance-- Dependence on Third Party Software Developers."

Sales And Distribution

   The Company's sales and distribution efforts are designed to broaden product distribution, to control product placement and to increase the penetration of the Company's products in domestic and international markets. Over the past several years, the Company has increased its sales and distribution efforts in international markets through the formation of Interplay Europe, through the Virgin Distribution Agreement covering Europe, CIS, Africa and the Middle East, and through licensing and third party distribution strategies elsewhere. The Company also distributes its software products through Interplay OEM in bundling transactions with computer, peripheral and various other companies, as well as through on-line services.

   North America. In North America, the Company sells its products primarily to mass merchants, warehouse club stores, large computer and software specialty retail chains, through catalogs and through Internet commerce sites. A majority of the Company's North American retail sales are to direct accounts, and a lesser percentage are to third party distributors. The Company's principal direct retail accounts include CompUSA, Best Buy, Electronics Boutique, Wal-Mart, K-Mart, Target, Toys-r-us and Software Acquisitions (Babbages). The Company's principal distributors in North America include Navarre and Softek. The Company also distributes product catalogs and related promotional material to end-users who can order products by direct mail, by using a toll-free number, or by accessing the Company's web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

   The Company sells to retailers and distributors through its North American sales organization. The Company's North American sales force is largely responsible for generating retail demand for the Company's products by presenting new products to the Company's retail customers in advance of the products' scheduled release dates, by providing technical advice with respect to the Company's products and by working closely with retailers and distributors to place the Company's products in the appropriate channels for distribution. The Company typically ships its products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders, and net sales in any period are substantially dependent on orders received in that period. Any significant weakening in customer demand would therefore have a material adverse impact on the Company's operating results and on the Company's ability to achieve or maintain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality."

   The Company seeks to extend the life cycle and financial return of many of its products by marketing those products differently along the product's sales life cycle. Although the product life cycle for each title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, the Company typically considers a title to be "back catalog" item once it incurs its first price drop after its initial release. The Company utilizes marketing programs appropriate for each particular title, which generally include progressive price reductions over time to increase the product's longevity in the retail channel as the Company shifts its advertising support to newer releases.

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

   International. Prior to February 1999, the Company distributed its titles in Europe through Interplay Europe, and employed approximately 21 people dedicated to sales and marketing in the European market. Interplay Europe had an agreement with Infogrames U.K. and Virgin to pool resources in order to distribute PC and video game console software to independent software retailers in the United Kingdom, and had distribution agreements with Acclaim Entertainment pursuant to which Acclaim Entertainment distributes certain of the Company's titles in selected European countries. Net revenues from such distribution agreements with Acclaim Entertainment represented 3.4% and 9.6% of the Company's net revenues in the years ended December 31, 1999 and 1998, respectively. In February 1999, the Company completed an agreement to acquire a 43.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin. In connection with such acquisition, the Company entered into the Virgin Distribution Agreement, pursuant to which Virgin hired Interplay Europe's sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East for a seven year period. Under such agreement as amended, the Company pays Virgin a distribution fee for its marketing and distribution of the Company's products, as well as certain direct costs and expenses. As part of the April 2001 settlement between Virgin and the Company, VIE redeemed the Company's membership interest in VIE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement."

   The Company has built a distribution capability in certain of the developed markets in Asia and the Americas utilizing third party distribution arrangements for specified products and platforms. In July 1997, the Company initiated a licensing strategy in Japan in order to expand its Japanese sales. The Company has also licensed a number of its titles to Sony Computer Entertainment to publish in Japan on the PlayStation console. The Company has entered into an agreement with Tech Pacific Australia Pty Ltd ("Tech Pacific") in 2000 and terminated its agreement with Roadshow Entertainment Pty. Ltd.("Roadshow"), pursuant to which Tech Pacific has the exclusive right to sell and distribute the Company's ongoing PC and video game console products in Australia. The Company has an agreement with Roadshow to market and distribute its PC and video game console products in New Zealand.

   OEM. Interplay OEM employs approximately 22 people, including 6 in Europe and one in Singapore, focused on the distribution of interactive entertainment software in bundling transactions to the computer hardware industry. Under these arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. In addition, Interplay OEM has established a development capability to create modified versions of titles which support its customers' technologies. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs. There can be no assurance that OEM sales will continue to generate consistent profits for the Company, and a decrease in OEM sales or margins could have a material adverse effect on the Company's business, operating results and financial condition. In addition to distributing the Company's titles, Interplay OEM serves as an exclusive OEM distributor for a number of interactive entertainment software publishers, including LucasArts Entertainment Company, Fox Interactive, Virgin, Gathering of Developers, Rage Software, MacPlay and Titus. Interplay OEM's hardware customers include many of the industry's largest computer and peripheral manufacturers including IBM, Compaq, Packard Bell/NEC, Creative Labs, Pioneer Electronics, Canon, Dell and Logitech. OEM devotes four employees to modifying existing products into suitable OEM products. In 2000, Interplay OEM launched a new division, bundledirect.com, which sells fixed bundle packs to Value-Added Resellers and System Builders. Interplay OEM expanded its business model to include licensing of the represented software as a premium to the non-Information Technology marketplace, as well as continuing its licensing and merchandising activities on behalf of Interplay and Shiny including television animation, novelizations, strategy guides and other merchandise tied to Interplay's entertainment properties.

   The Company's North American and International distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain distributors and retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. The Company is exposed to the risk of product returns and markdown allowances with respect to its distributors and retailers. The Company allows distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms. The Company considers return requests on a case-by-case basis, taking into consideration factors such as the products involved, the customer's historical sales volume and the customer's credit status. The Company also offers a 90-day limited warranty to its end users that its products will be free from manufacturing defects. In addition, the Company provides markdown allowances, which consist of credits given to customers to induce them to lower the retail sales price of certain products in an effort to increase sales to consumers and to help manage its customers' inventory levels in the distribution channel. Although the Company maintains a reserve for returns and markdown allowances, and although the Company manages its returns and markdown allowances through its authorization procedure, the Company could be forced to accept substantial product returns and provide markdown allowances to maintain its relationships with retailers and its access to certain distribution channels. The Company's reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $6.5 million and $9.2 million at December 31, 2000 and 1999, respectively. Product returns and markdown allowances that exceed the Company's reserves could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

Marketing

   The Company's marketing department is organized into product groups aligned with its three product development studios and Shiny to promote a focused marketing strategy and brand image for each studio. Integrated into these product groups are public relations for each studio. In addition, the marketing department has four functional groups (web department, event coordination, creative services and advertising) that support the product groups.

   The Company's marketing department develops and implements marketing programs and campaigns for each of the Company's titles and product groups. The Company's marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. The Company also sends direct and electronic mail promotional materials to its database of gamers, and has selectively used radio and television advertisements in connection with the introduction of certain of its products. The Company budgets a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders. The Company anticipates that over time, as the market for its products matures and competition becomes more intense, it will become necessary to devote more overall resources to marketing its products but marketing costs for its products should remain proportional to revenues.

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

   The Company competes primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts Inc., Take Two Interactive Software Inc, THQ Inc., The 3DO Company, Eidos PLC, Infogrames Entertainment, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment, Inc., Vivendi Universal Interactive Publishing and Ubi Soft Entertainment Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, Nintendo and Sega compete directly with the Company in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than the Company, may decide to compete directly with the Company or to enter into exclusive relationships with competitors of the Company. The Company also believes that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more time on the Internet and on-line services.

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

Manufacturing

   The Company's PC-based products consist primarily of CD-ROMs and DVDs, manuals, and packaging materials. Substantially all of the Company's CD-ROM and DVDs duplication is performed by unaffiliated third parties. Printing of the manuals and packaging materials, manufacturing of related materials and assembly of completed packages are performed to the Company's specifications by unaffiliated third parties. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its CD-ROM or DVD based products, and has not experienced significant returns due to manufacturing defects.

   Sony Computer Entertainment manufactures and ships finished products that are compatible with its video game consoles to the Company for distribution. PlayStation 2 products consist of DVDs and PlayStation products consist of CD-ROMs. Both products include manuals and packaging and are typically delivered by Sony Computer Entertainment within a relatively short lead-time.

   If the Company experiences unanticipated delays in the delivery of manufactured software products by the manufacturers, its net sales and operating results could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

Intellectual Property And Proprietary Rights

   The Company holds copyrights on its products, product literature and advertising and other materials, and holds trademark rights in the Company's name, the Interplay logo, its "By Gamers. For Gamers.(TM)" slogan and certain of its product names and publishing labels. The Company also holds rights under a patent application related to the software engine for one of its products. The Company has licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receives royalties on such licenses. The Company also outsources some of its product development to third party developers, contractually retaining all intellectual property rights related to such projects. The Company also licenses certain products developed by third parties and pays royalties on such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Dependence on Third Party Software Developers."

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

   As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, the Company has received communication from third parties asserting that features or content of certain of its products may infringe upon the intellectual property rights of such parties. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties, either of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Protection of Proprietary Rights."

Employees

   As of December 31, 2000, the Company had 413 employees, including 241 in product development, 102 in sales and marketing and 70 in finance, general and administrative. Included in these counts are 27 employees of Shiny, 22 employees of Interplay OEM and 7 employees of Interplay Europe. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

   The Company's headquarters are located in Irvine, California, where the Company leases approximately 81,000 square feet of office space. This lease expires in June 2006 and provides the Company with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. Interplay Europe leases approximately 10,000 square feet of space in Buckinghamshire, England. This lease expires in October 2014 and, Interplay Europe has the option for early termination of the lease in November 2005. In addition, Interplay Europe subleases approximately 1,700 square feet of office space in Central London, England from Virgin. This lease expires in July 2001. Shiny leases approximately 4,100 square feet of space in Laguna Beach, California, which lease expires in October 2001. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available in the future to accommodate potential expansion of the Company's operations.

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

   The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. The Company believes that no amounts are due as of December 31, 2000 under the applicable agreements. In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, provides for the settlement of a dispute with the former owner of Shiny, and for the Company to acquire the remaining nine percent equity interest in Shiny for $600,000. The amendment also provides for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company.

   Virgin Interactive Entertainment Limited ("Virgin") disputed an amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. In April 2001, the Company settled its dispute with Virgin and amended the International Distribution Agreement, the Termination Agreement and the Product Publishing Agreement entered into on February 10, 1999. As a result of the settlement, Virgin dismissed its claim for overhead fees, VIE redeemed the Company's membership interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing fee of $333,000 for the period ended June 30, 2001, and the monthly overhead fee was revised for the Company to pay $111,000 per month for a nine month period beginning April 2001 and $83,000 per month for a six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On October 25, 2000, the Company held its annual stockholders' meeting. There were 30,016,147 shares of Common Stock outstanding entitled to vote and a total of 24,061,598 shares (80%) were represented at the meeting in person or by proxy. In addition, the 719,424 shares of Series A Preferred Stock owned by Titus were represented and were entitled to 7,194,240 votes. The following summarizes vote results of proposals submitted to the Company's stockholders.

1. Proposal to elect directors, each for a term extending until the next annual meeting of Stockholders or until their successors are duly elected and qualified.

                                                             For       Withheld
                                                         -----------  ----------
     Brian Fargo........................................  29,466,562      99,543
     Richard S.F. Lehrberg..............................  29,466,562      99,543
     James Barnett......................................  11,166,600  18,399,505
     R. Stanley Roach...................................  11,166,600  18,399,505
     Herve Caen.........................................  29,466,562      99,543
     Eric Caen..........................................  29,466,562      99,543

2. Proposal for the issuance of Convertible Preferred Stock and Warrants to Titus Interactive S.A., pursuant to the terms of the Stock Purchase Agreement dated April 13, 2000.

        For               Against                   Withheld                   Broker Non-vote
        ---               -------                   --------                   ---------------
     23,721,262           114,445                    3,219                        5,727,179

3. Proposal for the amendment to limit the voting rights of the Series A Preferred Stock in compliance with the Nasdaq National Market requirements.

        For               Against                   Withheld                   Broker Non-vote
        ---               -------                   --------                   ---------------
     23,811,347           22,885                     4,694                        5,727,179

4. Proposal for the amendment to Certificate of Incorporation to increase the number of authorized Common Stock to 100,000,000.

        For               Against                   Withheld                   Broker Non-vote
        ---               -------                   --------                   ---------------
     29,512,841           49,245                     4,019                           --

5. Proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000.

        For               Against                   Withheld                   Broker Non-vote
        ---               -------                   --------                   ---------------
     29,558,462            5,705                     1,938                           --

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock is traded on The NASDAQ Stock Market National Market System under the symbol "IPLY". As of December 31, 2000, there were approximately 2,000 holders of the Common Stock.

   The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated.

     For the Year ended December 31, 1999                           High   Low
     ------------------------------------                           ----- -----
     First Quarter................................................. $3.00 $1.69
     Second Quarter................................................  2.63  1.88
     Third Quarter.................................................  2.94  2.00
     Fourth Quarter................................................  4.44  1.56

     For the Year ended December 31, 2000                           High   Low
     ------------------------------------                           ----- -----
     First Quarter................................................. $4.50 $2.91
     Second Quarter................................................  3.31  1.75
     Third Quarter.................................................  3.81  2.25
     Fourth Quarter................................................  4.00  2.56

Dividend Policy

   The Company anticipates that all future earnings will be retained to finance future operations, and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company's credit agreement with a bank restricts the Company from paying cash dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

   The following is a summary of transactions by the Company during the year ended December 31, 2000 involving sales of the Company's securities that were not registered under the Securities Act:

   During the year ended December 31, 2000, the Company issued an aggregate of 968,498 nonqualified stock options to purchase Common Stock pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan") to officers, directors and employees of the Company at a weighted average exercise price of $2.64. Such options were issued but not sold, in the view of the Company, and, therefore, registration thereof was not required. During the period referred to above, options to issue 94,298 shares of the Company's Common Stock pursuant to the 1997 Plan were exercised. In addition, under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan-- 1991, options to issue 29,413 shares of the Company's Common Stock were exercised.

   In April 2000, the Company issued 719,424 shares of Preferred Stock to Titus for $20 million in a transaction that included warrants to Titus for up to 500,000 shares of Common Stock at $3.79 per share. An employee of the Company was issued 56,208 shares of the Company's Common Stock. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

   In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for 12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share purchased. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's common stock as reported on Nasdaq equals or exceeds $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the selected consolidated balance sheets data as of December 31, 2000 and 1999 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the eight months ended December 31, 1997 and for the years ended April 30, 1997 and 1996, and the selected consolidated balance sheets data as of December 31, 1998, 1997, April 30, 1997 and 1996 are derived from the Company's audited consolidated financial statements not included in this Form 10-K. The Company's historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                        Eight Months
                                                           Ended       Years Ended
                           Years Ended December 31,     December 31,    April 30,
                          ----------------------------  ------------ -----------------
                            2000      1999      1998        1997       1997     1996
                          --------  --------  --------  ------------ --------  -------
                              (Dollars in thousands, except per share amounts)
Statements of Operations
 Data(1):
Net revenues............  $104,582  $101,930  $126,862    $85,961    $ 83,262  $96,952
Cost of goods sold......    54,061    61,103    71,928     44,864      62,480   49,939
                          --------  --------  --------    -------    --------  -------
Gross profit............    50,521    40,827    54,934     41,097      20,782   47,013
Operating expenses:
 Marketing and sales....    26,482    29,524    39,471     20,603      24,627   23,285
 General and
  administrative........    10,249    18,155    12,841      8,989       9,408    9,025
 Product development....    22,176    20,629    24,472     14,291      21,431   15,120
 Other..................       --      5,323       --         --          --       --
                          --------  --------  --------    -------    --------  -------
 Total operating
  expenses..............    58,907    73,631    76,784     43,883      55,466   47,430
                          --------  --------  --------    -------    --------  -------
Operating loss..........    (8,386)  (32,804)  (21,850)    (2,786)    (34,684)    (417)
Other expense...........    (3,689)   (3,471)   (4,933)    (2,273)     (1,600)    (807)
                          --------  --------  --------    -------    --------  -------
Loss before income
 taxes..................   (12,075)  (36,275)  (26,783)    (5,059)    (36,284)  (1,224)
Provision (benefit) for
 income taxes...........       --      5,410     1,437        --       (9,065)    (480)
                          --------  --------  --------    -------    --------  -------
Net loss................  $(12,075) $(41,685) $(28,220)   $(5,059)   $(27,219) $  (744)
                          ========  ========  ========    =======    ========  =======
Cumulative dividend on
 participating preferred
 stock..................  $    870  $    --   $    --     $   --     $    --   $   --
Accretion of warrant on
 preferred stock........       532       --        --         --          --       --
                          --------  --------  --------    -------    --------  -------
Net loss attributable to
 common stockholders....  $(13,477) $(41,685) $(28,220)   $(5,059)   $(27,219) $  (744)
                          ========  ========  ========    =======    ========  =======
Net loss per share (2):
 Basic..................  $  (0.45) $  (1.86) $  (1.91)   $ (0.45)   $  (2.46) $ (0.07)
 Diluted................  $  (0.45) $  (1.86) $  (1.91)   $ (0.45)   $  (2.46) $ (0.07)
                          ========  ========  ========    =======    ========  =======
Selected Operating Data:
Net revenues by
 geographic region:
 North America..........  $ 56,454  $ 49,443  $ 73,865    $51,833    $ 38,606  $54,702
 International..........    35,077    30,310    35,793     24,642      32,006   24,579
 OEM, royalty and
  licensing.............    13,051    22,177    17,204      9,486      12,650   17,671
Net revenues by
 platform:
 Personal computer......  $ 76,886  $ 65,397  $ 67,406    $42,520    $ 45,192  $60,254
 Video game console.....    14,645    14,356    42,252     33,955      25,420   19,027
 OEM, royalty and
  licensing.............    13,051    22,177    17,204      9,486      12,650   17,671

                                     December 31,                 April 30,
                            ---------------------------------  ---------------
                             2000    1999     1998     1997     1997    1996
                            ------- -------  -------  -------  ------- -------
                                         (Dollars in thousands)
Balance Sheets Data:
Working capital............ $   123 $(7,622) $(3,135) $13,616  $ 7,890 $18,485
Total assets...............  59,081  56,936   74,944   77,821   69,005  68,511
Total debt.................  25,433  19,630   24,651   38,154   14,970     108
Stockholders' equity
 (deficit).................   6,398  (2,071)   4,193   (1,267)   3,401  30,195

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

General

   The Company derives net revenues primarily from direct sales of interactive entertainment software for PCs and video game consoles to retailers and mass merchants, from indirect sales to software distributors in North America and internationally and from direct sales to end-users through the Company's catalogs and the Internet. The Company also derives royalty-based revenues from licensing arrangements, from the sale of products by third party distributors in North America and international markets, and from OEM bundling transactions.

   Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to create and sell multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as copies are duplicated. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

   In order to expand the Company's distribution channels and engage in software development in overseas markets, in 1995 the Company established operations in the United Kingdom and in 1997, the Company initiated a licensing strategy in Japan. In February 1999, the Company undertook a restructuring of its operations in the United Kingdom that included its investment in VIE Acquisition Group LLC ("VIE"). In connection with the Company's investment in VIE, the Company entered into an exclusive distribution agreement with Virgin Entertainment Interactive Limited ("Virgin") which is controlled by VIE and integrated its distribution operations with Virgin which substantially reduced its sales and marketing personnel in Europe. As part of the April 2001 settlement between Virgin and the Company, VIE redeemed the Company's membership interest in VIE. Pursuant to such settlement, the Company agreed to assume responsibility for certain marketing functions in Europe. The Company also maintains European OEM and product development operations. International net revenues accounted for approximately 33.5%, 29.7% and 28.2% of the Company's net revenues during the years ended December 31, 2000, 1999 and 1998, respectively.

   In January 1997, the Company formed a wholly owned subsidiary, Interplay OEM, Inc. ("Interplay OEM"), which had previously operated as a division of the Company. Interplay OEM distributes the Company's interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. During 2000, Interplay OEM expanded its bundling arrangements into the non-Information Technology marketplace and has created a division named bundledirect.com which transacts with Value-Added Resellers and System Builders. The Company also derives net revenues from the licensing of certain of its intellectual properties and certain of its products to third parties for distribution in markets and through channels that are outside the Company's primary focus. OEM, royalty and licensing net revenues accounted for 12.5%, 21.8% and 13.6% of the Company's total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs, and accordingly do not have a significant impact on the Company's operating results. Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by the Company. Typically, cost of goods sold as a percentage of net revenues for video game console products and affiliate label products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with these products. Also included in the cost of goods sold is the amortization of prepaid royalty and license fees paid to third party software developers. Prepaid royalties are expensed over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. The Company evaluates the likelihood of future realization of prepaid royalties quarterly, on a product-by-product basis, and charges cost of goods sold for any amounts that it deems unlikely to be realized through future product sales.

   For the year ended December 31, 2000, the Company's net loss was $12.1 million. The Company's results from operations were adversely affected by several factors. The interactive entertainment software industry experienced lower prices for titles, especially with current generation video console platforms, such as Sony PlayStation and Nintendo N64. Sony introduced the PlayStation 2 in October 2000 but did not ship the number of units it originally forecasted. In addition, the sales of personal computers decreased for the year ended December 31, 2000 as compared to the same period in 1999. As a result of these factors, the Company experienced lower unit sales volume than it expected. The Company expects its unit sales volumes on next generation video console platforms to increase and its unit sales volume on personal computer platforms to remain relatively constant in the 12 months ended December 31, 2001 as compared to the same period in 2000.

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

Results of Operations

   The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                            Years Ended
                                                           December 31,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----   -----   -----
Statements of Operations Data:
Net revenues............................................ 100.0%  100.0%  100.0%
Cost of goods sold......................................  51.7    59.9    56.7
                                                         -----   -----   -----
Gross margin............................................  48.3    40.1    43.3
Operating expenses:
  Marketing and sales...................................  25.3    31.8    31.1
  General and administrative............................   9.8    15.0    10.1
  Product development...................................  21.2    20.2    19.3
  Other.................................................   --      5.2     --
                                                         -----   -----   -----
    Total operating expenses............................  56.3    72.2    60.5
                                                         -----   -----   -----
Operating loss..........................................  (8.0)  (32.1)  (17.2)
Other expense...........................................  (3.5)   (3.4)   (3.9)
                                                         -----   -----   -----
Loss before income taxes................................ (11.5)  (35.5)  (21.1)
Provision for income taxes..............................   --      5.3     1.1
                                                         -----   -----   -----
Net loss................................................ (11.5)% (40.8)% (22.2)%
                                                         =====   =====   =====

Selected Operating Data:
Net revenues by segment:
  North America.........................................  54.0%   48.5%   58.2%
  International.........................................  33.5    29.7    28.2
  OEM, royalty and licensing............................  12.5    21.8    13.6
                                                         -----   -----   -----
                                                         100.0%  100.0%  100.0%
                                                         =====   =====   =====
Net revenues by platform:
  Personal computer.....................................  73.5%   64.1%   53.1%
  Video game console....................................  14.0    14.1    33.3
  OEM, royalty and licensing............................  12.5    21.8    13.6
                                                         -----   -----   -----
                                                         100.0%  100.0%  100.0%
                                                         =====   =====   =====

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

 North American, International and OEM, Royalty and Licensing Net Revenues

   Net revenues for the year ended December 31, 2000 increased compared to the same period in 1999. The increase in North American and International net revenues for the year ended December 31, 2000 was primarily due to the titles released this year having higher sales volume and a lower level of product returns and allowances as compared to the same period in 1999. The Company's efforts of a more focused product planning and release schedule of less, but higher quality titles resulted in fewer title releases across multiple platforms this year as compared to last year. The Company expects that North American and International net revenues in 2001 will increase compared to 2000. OEM, royalty and licensing net revenues decreased in the year ended December 31, 2000 compared to the same period in 1999 due to decreased net revenues in the OEM business and decreased net revenues in licensing transactions. The decrease in the OEM business is primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to the recognition of deferred revenue for the shipment of a major title to a customer in 1999 without a comparable transaction in 2000. The Company expects that OEM, royalty and licensing net revenues in 2001 will increase compared to 2000.

 Platform Net Revenues

   PC net revenues increased during the year ended December 31, 2000 compared to the same period in 1999 primarily due to the release of major hit titles such as Star Trek Klingon Academy, Icewind Dale, Sacrifice, Baldur's Gate II, Giants and Star Trek StarFleet Command II. In addition, the Company continued to experience strong sales from Baldur's Gate and Baldur's Gate: Tales of the Sword Coast, both of which were released in 1999. The increase was partially offset by a lower number of titles released overall. The Company expects its PC net revenues to decrease in 2001 due to its increased focus on next generation console titles. Video game console net revenues increased slightly in the year ended December 31, 2000 compared to the same period in 1999 due to higher unit sales, partially offset by lower price points for current generation console titles. Major video game console title releases included MDK 2 (Dreamcast), Gekido (PlayStation), Caesar's Palace 2000 (PlayStation) and Wild Wild Racing (PlayStation 2). The Company expects its video game console net revenues to increase in 2001 as a result of a substantial increase in planned major title releases for new generation game consoles in 2001 as compared to 2000.

 Cost of Goods Sold; Gross Margin

   Cost of goods sold decreased in the year ended December 31, 2000 compared to the same period in 1999 due to releasing a higher percentage of internally developed titles and the discontinuation of the affiliate label distribution business that typically has a higher cost of goods component relative to net sales. The 1999 period also reflects write-offs of prepaid royalties in 1999 relating to titles that had been canceled mainly due to the Company discontinuing its licensed sports product line during 1999. The Company expects its cost of goods sold to increase in 2001 as compared to 2000 due to an expected higher net revenues base from the planned release of more major next generation game console titles in the 2001 period. The increase in gross profit margin was primarily due to a higher percentage of internally developed titles sold without a royalty component in cost of goods sold, and a lower level of product returns and markdowns compared to the 1999 period. The Company expects its future gross profit margin to decrease in 2001 as compared to 2000 due to an increase in next generation video game console releases which typically have a higher cost of goods relative to net revenues. However, the Company expects a higher dollar gross profit on an increased net revenue base in 2001 compared to 2000.

 Marketing and Sales

   Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The decreases in marketing and sales expenses for the year ended December 31, 2000 compared to the 1999 period is attributable primarily to lower personnel costs and decreased advertising and retail marketing support expenditures. In addition, the Company amended its International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin") effective January 1, 2000, which eliminated the fixed monthly overhead fees the Company incurred in the 1999 period. The Company expects its marketing and sales expenses to remain about the same in 2001 as compared to 2000, due to continued decreased advertising and retail marketing support expenditures and lower personnel costs, offset by the overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement between Virgin and the Company.

 General and Administrative

   General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. The decrease in general and administrative expenses for the year ended December 31, 2000 as compared to the same period in 1999 is primarily attributable to a decrease in bad debt expense and personnel costs. The Company is continuing its efforts to reduce North American operating expenses and expects its general and administrative expenses to decrease in 2001 as compared to 2000.

 Product Development

   Product development expenses, which consist primarily of personnel and support costs, are charged to operations in the period incurred. The increase in product development expenses for the year ended December 31, 2000 as compared to the same period in 1999 is primarily due to increased expenditures devoted to the Company's focus on next generation video game console platforms. The Company expects its product development expenses to remain approximately constant in absolute dollars in 2001 as compared to 2000.

 Other Operating Expense

   Other operating expenses are primarily one-time expenses associated with the operations of the Company in 1999. During the year ended December 31, 2000 the Company did not incur any other operating expenses. Other operating expenses of $5.3 million for the year ended December 31, 1999, were due primarily to the anticipated asset valuation and restructuring charge in connection with the Company's reductions in its European operations. Included in these amounts was a $2.9 million provision to cover certain minimum operating charges payable to Virgin which did not repeat in 2000. In addition, the Company recorded severance expense for the departure of the Company's former president during the year ended December 31, 1999.

 Other Expense, net

   Other expense consists primarily of interest expense on the Company's lines of credit and foreign currency exchange transaction losses. The decrease for the year ended December 31, 2000 compared to the same period in 1999 was due to decreased interest expense on lower average borrowings under the Company's line of credit which was offset partially by foreign currency exchange transaction losses incurred in connection with European distribution.

 Provision (Benefit) for Income Taxes

   The Company did not record a tax provision for the year ended December 31, 2000 as compared with a tax provision of $5.4 million in the year ended December 31, 1999. The tax provision recorded during 1999 represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods. The Company has a deferred tax asset of approximately $39 million that has been fully reserved at December 31, 2000. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to certain limitations.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

 North American, International and OEM, Royalty and Licensing Net Revenues

   Net revenues for the year ended December 31, 1999 decreased compared to the same period in 1998. The decrease in North American net revenues for the year ended December 31, 1999 was primarily due to fewer major title releases across multiple platforms and resulting decreases in unit sales volume in the 1999 period. In addition the Company experienced a high level of product returns and markdowns due to certain titles that did not gain broad market acceptance. The decrease in international net revenues was due primarily to decreased net revenues in Europe due to less major title releases across multiple platforms and resulting decreases in unit sales volume in the 1999 period. OEM, royalty and licensing net revenues increased in the year ended December 31, 1999 compared to the same period in 1998 due to increased net revenues in the OEM business and increased net revenues in licensing in connection with certain major transactions with specific hardware manufacturers and for certain selected titles.

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

 Cost of Goods Sold; Gross Margin

   Cost of goods sold decreased in the year ended December 31, 1999 compared to the same period in 1998 due to lower net revenues and a higher percentage of PC titles as compared to video game console titles, offset by write-offs of prepaid royalties relating to titles which had been canceled due to the Company discontinuing its licensed sports product line. The decrease in gross margin was primarily due to a high level of product returns and markdowns which reduced net sales substantially due to certain titles that did not gain broad market acceptance.

 Marketing and Sales

   Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, monthly overhead and distribution fees payable to Virgin and other related operating expenses. Marketing and sales expenses decreased in the year ended December 31, 1999 compared to the same period in 1998. The decrease is primarily attributable to decreased advertising, specifically television advertising, and other marketing costs associated with fewer major titles released during the 1999 period. In addition, the Company reduced personnel and commission expense in connection with the restructuring of European operations, including the new distribution arrangements made with Virgin starting in February 1999.

 General and Administrative

   General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses increased in the year ended December 31, 1999 compared to the same period in 1998. The increase is primarily attributable to a provision for bad debt expense of $6.9 million in 1999 in response to, among other things, the deteriorating financial condition of certain customers, which placed serious doubts on their ability and intent to pay. General and administrative expenses other than bad debt expense decreased in the 1999 period. This decrease is primarily due to the reorganization of the Company's European operations and successful efforts to reduce North American general and administrative expenses.

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

 Other Income (Expense)

   Other income (expense) primarily consists of interest expense on the Company's line of credit. Such other expense decreased in the year ended December 31, 1999 compared to the same period in 1998. This decrease was primarily due to decreased interest expense on lower borrowings under the Company's line of credit and the repayment of the Subordinated Secured Promissory Notes in June 1998. These borrowings were repaid with the proceeds of the Company's IPO in June 1998 and the equity investments by Titus Interactive, S.A. ("Titus") in 1999.

 Provision (Benefit) for Income Taxes

   The Company recorded a tax provision of $5.4 million in the year ended December 31, 1999, as compared with a tax provision of $1.4 million in the comparable 1998 period. The tax provision recorded during both periods represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods. At the end of 1999 all deferred tax assets had been fully reserved.

Liquidity and Capital Resources

   The Company has funded its operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from the initial public offering and from operations.

   As of December 31, 2000 the Company's principal sources of liquidity included cash of $2.8 million and the Company's line of credit which expires on April 30, 2001. In addition, the Company had availability of $4 million on its supplemental line of credit with Titus. In April 2001, the Company repaid all amounts outstanding on the Titus line of credit and such line of credit was terminated. In April 2001, the Company obtained a new line of credit from an unaffiliated third party lender bearing interest at the lender's prime rate, or at LIBOR plus 2.5 percent, at the Company's option. Such line of credit provides for borrowings and letters of credit of up to $15 million based in part upon qualifying receivables and inventory. Under the line of credit the Company is required to maintain a $2 million personal guarantee by the Company's Chairman and Chief Executive Officer. Such line of credit has a term of three years, subject to review and renewal by the leader on April 30 of each year.

   In addition, in April 2001 the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's Common Stock as reported on Nasdaq equals or exceeds $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met.

   The Company's primary capital needs have historically been to fund working capital requirements necessary to fund its net losses, its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $23.2 million during the year ended December 31, 2000, primarily attributable to the net loss for the year, an increase in trade receivables, and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in inventory and normal depreciation and amortization provisions. Cash provided by financing activities of $28.9 million for the year ended December 31, 2000 consisted primarily of the proceeds from the equity investments by Titus, borrowings on the Company's line of credit and the release of restricted cash by the Company's senior creditor. Cash used in investing activities of $3.2 million for the year ended December 31, 2000 consisted of normal capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any future capital expenditures.

   To reduce the Company's working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, and has scaled back certain marketing programs. The Company will continue to pursue various alternatives to improve future operating results, including further expense reductions as long as they do not have an adverse impact on its ability to generate successful future business activities.

   The Company believes that funds available under its new line of credit, amounts received from the equity financings transactions discussed above, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Liquidity; Future Capital Requirements".

FACTORS AFFECTING FUTURE PERFORMANCE

   Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

Liquidity; Future Capital Requirements

   We used net cash in operations of $23.2 million and $26.4 million during the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, our working capital was $123,000. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, bank line of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our new senior lender and/or Titus, for some of these measures, and we cannot assure you that we would be able to obtain those approvals. In addition, there is a risk that our Common Stock may be delisted from the Nasdaq National Market (see "Continued Listing on the Nasdaq National Market," below). If such delisting were to occur, our ability to raise equity capital could be significantly impaired.

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

   Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

  . the uncertainties associated with the interactive entertainment software development process

  . long manufacturing lead times for Nintendo-compatible products

  . possible production delays

  . the approval process for products compatible with video game consoles such as those from Sony Computer Entertainment, Nintendo, Sega and Microsoft

  . approvals required from content and technology licensors

  . the timing of the release and market penetration of new game hardware platforms.

   Because of the limited number of products we introduce in any particular quarter, a delay in the introduction of a product may materially and adversely affect our operating results for that quarter, and may not be recaptured in later quarters. Such delays have had a significant adverse effect on our operating results in certain past quarters. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based largely on sales forecasts. If net revenues do not meet our expectations in any given quarter, operating results may be materially adversely affected. The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. The impact of this seasonality will increase as we rely more heavily on game console net revenues in the future. Revenues are also materially affected by new product releases. Our failure or inability to introduce products on a timely basis to meet these seasonal increases in demand may have a material adverse effect on our business, operating results and financial condition.

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

   As a result of the foregoing factors it is possible that our operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our Common Stock would likely be materially adversely affected.

Significant Recent Losses

   We have experienced significant net losses in recent periods, including losses of $12.1 million and $41.7 million for the years ended December 31, 2000 and 1999, respectively. The 1999 losses resulted largely from delays in the completion of certain products, a higher than expected level of product returns and markdowns on products released during the year, and the cost of restructuring our operations, including international distribution arrangements. The 2000 losses resulted from lower than expected worldwide sales of certain releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

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

Control by Titus

   Titus currently owns 12,817,255 shares, or approximately 33.5 percent, of our outstanding Common Stock, and 719,424 shares of our Series A Preferred Stock that currently have voting power equivalent to up to 7,619,047 shares of Common Stock. As such, Titus currently holds approximately 44.5% of the total voting power of our stock. Commencing June 1, 2001, Titus may convert each such shares, to the extent not previously redeemed by us, into a number of shares of our Common Stock determined by dividing $27.80 by the lesser of (a) $2.78 and (b) eighty-five percent (85%) of the average closing price per share as reported by Nasdaq for the twenty (20) trading days preceding the date of conversion. Based on the closing price of our Common Stock on April 11, 2001, the Series A Preferred Stock would be convertible into an aggregate of approximately 17.7 million shares of our Common Stock. Titus also holds warrants for up to 460,000 shares of our Common Stock, exercisable at $3.79 per share, expiring in April 2010. In connection with Titus' investment, Herve Caen, Titus' chairman and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve Caen's brother Eric Caen, who is president and a director of Titus, also serves on our Board of Directors. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the right of approval of certain significant corporate actions, and Herve Caen and Eric Caen have substantial authority over our operations. Titus may, under certain circumstances, be able to elect as many as four of the seven members of the Board of Directors. As such, Titus may be able to exercise a higher degree of control over our management. This control could prevent or hinder a sale of the Company on terms that are not acceptable to Titus. Moreover, Titus holds interests that may vary from those of the Company and its other stockholders, and Titus may exercise its control of the Company in the furtherance of such outside interests.

Continued Listing on the Nasdaq National Market

   Our Common Stock is currently quoted on the Nasdaq National Market under the symbol "IPLY." For continued inclusion on the Nasdaq National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. As of December 31, 1999, we were not in compliance with the minimum net tangible assets requirement, and did not return to compliance with that requirement until April 14, 2000. We were subject to a hearing before a Nasdaq Listing Qualifications Panel, which determined to continue the listing of our Common Stock on the Nasdaq National Market subject to certain conditions, all of which we have fulfilled. If we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the Nasdaq National Market. If our Common Stock were delisted from the Nasdaq National Market, trading of our Common Stock, if any, would be conducted on the Nasdaq Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

   In addition, Nasdaq requires two independent directors on a company's Board of Directors, and beginning June 14, 2001 will require three. We currently do not comply with this requirement. As such, we will have to identify and secure the services of additional suitable independent candidates in order to maintain compliance with this listing requirement. Any failure to do so could lead to our Common Stock being delisted from the Nasdaq National Market.

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

   In May 2000, we amended the International Distribution Agreement with Virgin to, among other things, eliminate the overhead fees and minimum commissions payable by us. Virgin disputed the validity of this amendment, and claimed that we were obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. As part of the April 2001 settlement between Virgin and the Company, VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin, redeemed the Company's membership interest in VIE. In addition, Virgin paid the Company $3.1 million, dismissed its claim for past overhead fees, reduced the minimum monthly overhead fee payable to Virgin to $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, and eliminate the minimum overhead commitment commencing July 2002 and for the remaining term of the International Distribution Agreement.

Dependence on Third Party Software Developers

   We rely on third party interactive entertainment software developers for the development of a significant number of our interactive entertainment software products. As there continues to be high demand for reputable and competent third party developers, we cannot assure you that third party software developers that have developed products for us in the past will continue to be available to develop products for us in the future. Many third party software developers have limited financial resources, which could expose us to the risk that such developers may go out of business prior to completing a project. In addition, due to our limited control over third party software developers, we cannot assure you that such developers will complete products for us on a timely basis or within acceptable quality standards, if at all. Due to increased competition for skilled third party software developers, we have had to agree to make advance payments on royalties and guaranteed minimum royalty payments to intellectual property licensors and game developers, and we expect to continue to enter into these kinds of arrangements. If the products subject to these arrangements do not have sufficient sales volumes to recover these royalty advances and guaranteed payments, we would have to write-off unrecovered portions of these payments, which could have a material adverse effect on our business, operating results and financial condition. Further, we cannot assure you that third party developers will not demand renegotiation of their arrangements with us.

Rapidly Changing Technology; Platform Risks

   The interactive entertainment software industry is subject to rapid technological change. New technologies, including operating systems such as Microsoft Windows 2000, technologies that support multi-player games, new media formats such as on-line delivery and digital video disks ("DVDs") and recent releases or planned releases in the near future of new video game platforms such as the Sony Playstation 2, the Nintendo Gamecube and the Microsoft Xbox could render our current products or products in development obsolete or unmarketable. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop software are not released on a timely basis or do not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

   The emergence of new interactive entertainment software platforms and technologies and the increased popularity of new products and technologies may materially and adversely affect the demand for products based on older technologies. The broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions with respect to products until one or more emerging technologies gain widespread acceptance. This postponement could have a material adverse effect on our business, operating results and financial condition. We are currently developing products for Microsoft Windows, Sony PlayStation 2 and new platforms expected to be introduced in 2001 by Microsoft and Nintendo. Our success will depend in part on our ability to anticipate technological changes and to adapt our products to emerging game platforms. We cannot assure you that we will be able to anticipate future technological changes, to obtain licenses to develop products for those platforms on favorable terms or to create software for those new platforms. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

Industry Competition; Competition for Shelf Space

   The interactive entertainment software industry is intensely competitive and new interactive entertainment software programs and software platforms are regularly introduced. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than we have. Due to these greater resources, certain of our competitors can undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than we can. We believe that the main competitive factors in the interactive entertainment software industry include:

  . product features

  . brand name recognition

  . access to distribution channels

  . quality

  . ease of use, price, marketing support and quality of customer service.

   We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include:

  . Electronic Arts Inc.

  . Activision, Inc.

  . Infogrames Entertainment

  . Microsoft Corporation

  . LucasArts Entertainment Company

  . Midway Games Inc.

  . Acclaim Entertainment, Inc.

  . Vivendi Universal Interactive Publishing

  . Ubi Soft Entertainment

  . The 3DO Company

  . Take Two Interactive Software, Inc.

  . Eidos PLC

  . THQ Inc.

   In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, Microsoft Corporation and Sega compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available home PC time using interactive entertainment software and more using the Internet and on-line services.

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

   Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses, and a number have failed. The insolvency or business failure of any significant distributor or retailer of our products could have a material adverse effect on our business, operating results and financial condition. We typically make sales to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. Although we have insolvency risk insurance to protect against our customers' bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation, and the policy does not cover all instances of non-payment. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could have a material adverse effect on our business, operating results and financial condition.

   We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide markdown allowances to our customers to manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and although our agreements with certain of our customers place certain limits on product returns and markdown allowances, we could be forced to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. Product return and markdown allowances that exceed our reserves could have a material adverse effect on our business, operating results and financial condition. In this regard, our results of operations for the year ended December 31, 1999 were adversely affected by a higher than expected level of product returns and markdown allowances, which reduced our net revenues. We could continue to experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on our business, operating results and financial condition.

Shares Eligible for Future Sale

   Universal Studios, Inc. currently holds 4,658,216 shares, or 12.2%, of our outstanding Common Stock. We have agreed to file a registration statement covering the resale of such shares by Universal Studios, Inc., and expect that such registration statement will be filed in April 2001.

   In 1999, we entered into two Stock Purchase Agreements with Titus, pursuant to which Titus purchased 10,795,455 shares of our Common Stock from us for an aggregate purchase price of $35 million. As part of the agreements, Titus' chairman and chief executive officer became our president, and our chairman and chief executive officer exchanged 2 million of his personal shares of our Common Stock for an agreed upon number of Titus shares. As a result of these transactions, Titus currently owns approximately 33.5% of our outstanding Common Stock. We have filed a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the shares of our Common Stock that we have sold and issued to Titus.

   In addition, Titus purchased 719,424 shares of Series A Preferred Stock from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us at the purchase price under certain circumstances, and accrues a six percent dividend per year. Commencing June 1, 2001, Titus may convert each such shares, to the extent not previously redeemed by us, into a number of shares of our Common Stock determined by dividing $27.80 by the lesser of
(a) $2.78 and (b) eighty-five percent (85%) of the average closing price per share as reported by Nasdaq for the twenty (20) trading days preceding the date of conversion. Based on the closing price of our Common Stock on April 11, 2001, the Series A Preferred Stock would be convertible into an aggregate of approximately 17.7 million shares of our Common Stock. Titus may convert the Preferred Stock at any time after May 2001, at which time the Preferred Stock shares would be convertible into at least 7,194,240 shares of our Common Stock. Titus also holds warrants to purchase up to 460,000 shares of our Common Stock. We have also agreed to register the shares of Common Stock issuable upon conversion of the Preferred Stock.

   In addition, in April 2001, we completed a private placement of 8,126,770 shares of our Common Stock for an aggregate purchase price of $12.7 million. In connection with such transaction, we issued to each investor a warrant to purchase up to one share of our Common Stock at a price of $1.75 per share for each share purchased in the private placement. Pursuant to such transactions, we have agreed to file a registration statement covering the resale of the shares purchased and the shares issuable upon exercise of such warrants (an aggregate of up to 16,253,540 shares of Common Stock) by April 16, 2001, and to cause such registration statement to be declared effective by May 31, 2001. We also have other outstanding warrants to buy up to 1,360,000 shares of Common Stock.

   In addition, employees and directors (who are not deemed affiliates) hold options to buy 2,579,967 shares of Common Stock. Any shares registered will be eligible for resale. If these shares are not sold or not included in the Registration Statement, they may be included in certain registration statements to be filed by us in the future.

   We may issue options to purchase up to an additional 1,280,027 shares of Common Stock under our stock option plans, which we anticipate will be fully saleable when issued.

   Sales of substantial amounts of Common Stock into the public market could lower the market price of the Common Stock. Titus, our largest stockholder and the holder of Series A Preferred Stock, and Company officers and directors may under certain circumstances hold more than 50% of our outstanding Common Stock. Although such persons are subject to certain restrictions on the transfer of their Interplay stock, future sales by them could depress the market price of the Common Stock.

Risks Associated with the Potential Introduction of a Majority of Titus' Common Stock into the Market

   We have filed a registration statement covering the resale of 10,795,445 shares of Common Stock held by Titus, which will give Titus the ability to sell such shares on the public market. This number of shares represents approximately 36% of the outstanding shares of our Common Stock. In addition, we have agreed to register for resale all of the shares of Common Stock issuable to Titus upon conversion of the Series A Preferred Stock. In the event Titus sells these shares in the public market, such sales could lead to a significant decrease in the public trading price of shares of our Common Stock. Such a decrease in value would affect the price at which you could resell your shares. Such an offering by Titus could also negatively affect our ability to raise capital through the sale of our equity securities, and could increase the dilution to our stockholders resulting from any such sale. Further, because any such sale would be made by our largest single stockholder, such sale might create a negative perception of us and our securities. This perception may heighten any negative effect on the trading price of our Common Stock and our ability to raise capital through the sale of our equity securities.

   We also intend to register shares of our Common Stock underlying the conversion right of our Series A Preferred Stock, 4,658,216 shares of Common Stock held by Universal Studios, Inc. and shares of Common Stock issued in our April 2001 private placement, as well as shares of Common Stock issuable under the warrants granted in that private placement.

Dependence upon Third Party Licenses

   Many of our products, such as our Star Trek, Advanced Dungeons and Dragons, Matrix and Caesars Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights in 2002. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

Dependence on Licenses from and Manufacturing by Hardware Companies

   We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PlayStation 2, as well as video game platforms from Nintendo, Microsoft and Sega. We cannot assure you that we will be able to obtain new licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo, Microsoft and Sega each have the right to approve the technical functionality and content of our products for their respective platforms prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

   Hardware companies such as Sony Computer Entertainment, Nintendo, Sega and Microsoft may impose upon their licensees a restrictive selection and product approval process, such that those licensees are restricted in the number of titles that will be approved for distribution on the particular platform. While we have prepared our future product release plans taking this competitive approval process into consideration, if we incorrectly predict its impact or otherwise fail to obtain approvals for all products in our development plans, this failure could have a material adverse effect on our business, operating results and financial condition. We depend upon Sony Computer Entertainment, Nintendo, Microsoft and Sega for the manufacture of our products that are compatible with their respective video game consoles. As a result, Sony Computer Entertainment, Nintendo, Sega and Microsoft have the ability to raise prices for supplying these products at any time and effectively control the timing of our release of new titles for those platforms. Playstation and Dreamcast products consist of CD-ROMs and are typically delivered by Sony Computer Entertainment and Sega, respectively, within a relatively short lead time. Other media may entail longer lead times depending on the manufacturer. If we experience unanticipated delays in the delivery of video game console products from Sony Computer Entertainment, Sega, Nintendo or Microsoft, or if actual retailer and consumer demand for our interactive entertainment software differs from our forecast, our business, operating results and financial condition could be materially adversely affected.

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

Risks Associated with International Operations; Currency Fluctuations

   Our international net revenues accounted for 34, 30 and 28 percent of our total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. In February 1999, we entered into an International

Distribution Agreement with Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

   These factors may have a material adverse effect on our future international net revenues and, consequently, on our business, operating results and financial condition. We currently do not engage in currency hedging activities and for the year ended December 31, 2000, our results were negatively impacted by $935,000 due to fluctuations in currency exchange rates. We cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on our business, operating results and financial condition.

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

Control by Directors and Officers

   Including Titus, our directors and executive officers beneficially own voting stock with a total of approximately 45 percent of the aggregate Common Stock voting power in the Company. In addition, Titus holds Preferred Stock currently entitled to 7,619,047 votes, or approximately 20 percent of overall voting power, and in the event Titus converts such shares into Common Stock, the resulting shares could substantially increase Titus' voting power. These stockholders can control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control.

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

Risks Associated with Acquisitions

   As part of our strategy to enhance distribution and product development capabilities, we intend to review potential acquisitions of complementary businesses, products and technologies. Some of these acquisitions could be material in size and scope. While we will continue to search for appropriate acquisition opportunities, we cannot assure you that the Company will be successful in identifying suitable acquisition opportunities. If we do identify any potential acquisition opportunity, we cannot assure you that we will consummate the acquisition, and if the acquisition does occur, we cannot assure you that it will be successful in enhancing our business or will increase our earnings. As the interactive entertainment software industry continues to consolidate, we may face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable transactions or may increase their cost. Future acquisitions could also divert substantial management time, result in short term reductions in earnings or special transactions or other charges and may be difficult to integrate with existing operations or assets.

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

Stock Price Volatility

   The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

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

Lack of Dividends on Common Stock

   We have not paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not have any derivative financial instruments as of December 31, 2000. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

 Interest Rate Risk

   Our working capital line of credit bears interest at either the bank's prime rate or LIBOR, at our option. We have no fixed rate debt. As such, if interest rates increase in the future, our operating results and cashflows could be materially and adversely affected.

 Foreign Currency Risk

   Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized losses of $935,000, $125,000 and $288,000 during the years ended December 31, 2000, 1999 and 1998, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this report, as the Company will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Shareholders, currently anticipated to be held in June 2001 and the information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

      (1) Financial Statements

       The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Public Accountants is herein incorporated by reference.

      (2) Financial Statement Schedules

       The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Public Accountants is herein incorporated by reference.

       All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

      (3) Exhibits

       The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

    (b) Reports on Form 8-K.

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 13th day of April 2001.

                                          Interplay Entertainment Corp.

                                                     /s/ Brian Fargo
                                          By:
                                             __________________________________
                                                       Brian Fargo
                                          Its:Chairman of the Board and Chief
                                                         Executive
                                               Officer (Principal Executive
                                                         Officer)

                               POWER OF ATTORNEY

   The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Brian Fargo and Manuel Marrero, or either of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Brian Fargo               Chairman of the Board of     April 13, 2001
______________________________________  Directors and Chief
             Brian Fargo                Executive Officer
                                        (Principal
                                        Executive Officer)

                                       President and Director       April 13, 2001
______________________________________
              Herve Caen

        /s/ Manuel Marrero             Chief Financial and Chief    April 13, 2001
______________________________________  Operating Officer
            Manuel Marrero              (Principal Financial and
                                        Accounting Officer)

                                       Director                     April 13, 2001
______________________________________
              Eric Caen

              Signature                          Title                   Date
              ---------                          -----                   ----
    /s/ Richard S. F. Lehrberg         Director                     April 13, 2001
______________________________________
        Richard S. F. Lehrberg

       /s/ R. Stanley Roach            Director                     April 13, 2001
______________________________________
           R. Stanley Roach

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   2.1   Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on
         Form S-1, No. 333-48473 (the "Form S-1"))
   3.1   Amended and Restated Certificate of Incorporation of the Company.
         (incorporated herein by reference to Exhibit 3.1 to the Form S-1)
   3.2   Certificate of Designation of Preferences of Series A Preferred Stock,
         as filed with the Delaware Secretary of State on April 14, 2000.
         (incorporated herein by reference to Exhibit 10.32 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1999.)
   3.3   Amended and Restated Bylaws of the Company. (incorporated herein by reference to Exhibit 3.2 to the Form S-1)
   4.1   Specimen form of stock certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 to the Form S-1)
   4.2   Shareholders' Agreement among MCA Inc., the Company, and Brian Fargo, dated March 30, 1994, as amended. (incorporated herein by reference to
         Exhibit 4.2 to the Form S-1)
   4.3   Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock. (incorporated herein by reference to Exhibit 4.3 to the Form S-1)
  10.1   Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan").
         (incorporated herein by reference to Exhibit 10.1 to the Form S-1)
  10.2   Form of Stock Option Agreement pertaining to the 1997 Plan.
         (incorporated herein by reference to Exhibit 10.2 to the Form S-1)
  10.3   Form of Restricted Stock Purchase Agreement pertaining to the 1997
         Plan. (incorporated herein by reference to Exhibit 10.3 to the Form S-
         1)
  10.4   Incentive Stock Option and Nonqualified Stock Option Plan--1994, as
         amended (the "1994 Plan"). (incorporated herein by reference to
         Exhibit 10.4 to the Form S-1)
  10.5   Form of Nonqualified Stock Option Agreement pertaining to the 1994
         Plan. (incorporated herein by reference to Exhibit 10.5 to the Form S-
         1)
  10.6   Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
         Purchase Plan--1991, as amended (the "1991 Plan"). (incorporated herein by reference to Exhibit 10.6 to the Form S-1)
  10.7   Form of Incentive Stock Option Agreement pertaining to the 1991 Plan.
         (incorporated herein by reference to Exhibit 10.7 to the Form S-1)
  10.8   Form of Nonqualified Stock Option Agreement pertaining to the 1991
         Plan. (incorporated herein by reference to Exhibit 10.8 to the Form S-
         1)
  10.9   Employee Stock Purchase Plan. (incorporated herein by reference to
         Exhibit 10.10 to the Form S-1)
  10.10  Form of Indemnification Agreement for Officers and Directors of the
         Company. (incorporated herein by reference to Exhibit 10.11 to the
         Form S-1)
  10.11  Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois, dated September 8, 1995, together with amendments thereto. (incorporated herein by reference to
         Exhibit 10.14 to the Form S-1)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.12  Loan and Security Agreement among Greyrock Business Credit, a Division of NationsCredit Commercial Corporation ("Greyrock"), the Company, and
         Interplay OEM, Inc. ("Interplay OEM"), dated June 16, 1997, as amended, with Schedules. (incorporated herein by reference to Exhibit
         10.15 to the Form S-1)
  10.13  Letter of Credit Agreement among Greyrock, the Company and Interplay
         OEM, dated September 10, 1997. (incorporated herein by reference to
         Exhibit 10.18 to the Form S-1)
  10.14  Letter of Credit Agreement among Greyrock, the Company and Interplay
         OEM, dated September 24, 1997. (incorporated herein by reference to
         Exhibit 10.19 to the Form S-1)
  10.15  Master Equipment Lease between Brentwood Credit Corporation and the
         Company, dated March 28, 1996, with Schedules. (incorporated herein by reference to Exhibit 10.20 to the Form S-1)
  10.16  Master Equipment Lease Agreement between General Electric Capital
         Computer Leasing Corporation and the Company, dated December 14, 1994, as amended, with Schedules. (incorporated herein by reference to
         Exhibit 10.22 to the Form S-1)
  10.17  Confidential License Agreement for Nintendo 64 Video Game System,
         between the Company and Nintendo of America, Inc., dated October 7,
         1997. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.23 to the
         Form S-1)
  10.18  PlayStation License Agreement, between Sony Computer Entertainment of
         America and the Company, dated February 16, 1995. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.24 to the Form S-1)
  10.19  Master Merchandising License Agreement between Paramount Pictures
         Corporation and the Company, dated as of June 16, 1992. (Portions omitted pursuant to a request for confidential treatment.)
         (incorporated herein by reference to Exhibit 10.25 to the Form S-1)
  10.20  Heads of Agreement concerning Sales and Distribution between the
         Company and Activision, Inc., dated November 19, 1998, as amended
         (incorporated herein by reference to Exhibit 10.23 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1998.)
         (Portions omitted pursuant to a request for confidential treatment.)
  10.21  Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999 (incorporated herein by reference to Exhibit
         10.24 to Registrant's Annual Report on Form 10-K for the year ended
         December 1998.)
  10.22  International Distribution Agreement between the Company and Virgin
         Interactive Entertainment Limited, dated February 10, 1999
         (incorporated herein by reference to Exhibit 10.26 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1998.)
         (Portions omitted pursuant to a request for confidential treatment.)
  10.23  Termination Agreement among the Company, Virgin Interactive
         Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition
         Holdings, LLC, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998.) (Portions omitted pursuant to a request for confidential treatment.)
  10.24  Amendment to Loan Documents among the Company, Interplay OEM, Inc. and
         Greyrock, dated March 18, 1999 (incorporated herein by reference to
         Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)
 10.25   Fifth Amendment to Lease for Von Karman Corporate Center Office
         Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998 (incorporated herein by reference to Exhibit
         10.29 to Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998.)
 10.26   Stock Purchase Agreement dated July 20, 1999, by and among the
         Company, Titus Interactive S.A., and Brian Fargo (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1999.)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.27  Exchange Agreement dated July 20, 1999, by and among Titus Interactive
         S.A., Brian Fargo, Herve Caen and Eric Caen (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-
         Q for the quarter ended June 30, 1999.)
  10.28  Employment Agreement between the Company and Herve Caen dated November
         9, 1999 (incorporated herein by reference to Exhibit 10.3 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.)
  10.29  Employment Agreement between the Company and Brian Fargo dated
         November 9, 1999 (incorporated herein by reference to Exhibit 10.2 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.)
  10.30  Stockholder Agreement among the Company, Titus Interactive S.A. and
         Brian Fargo dated November 9, 1999 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1999.)
  10.31  Stock Purchase Agreement between the Company and Titus Interactive
         S.A., dated April 14, 2000. (incorporated herein by reference to
         Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
  10.32  Warrant (350,000 shares) for Common Stock between the Company and
         Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1999.)
  10.33  Warrant (50,000 shares) for Common Stock between the Company and Titus
         Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1999.)
  10.34  Warrant (100,000 shares) for Common Stock between the Company and
         Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1999.)
  10.35  Amendment to Loan Documents among the Company, Interplay OEM, Inc. and
         Greyrock, dated April 14, 2000. (incorporated herein by reference to
         Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
  10.36  Revolving Note between the Company and Titus Interactive S.A., dated
         April 14, 2000. (incorporated herein by reference to Exhibit 10.37 to
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1999.)
  10.37  Reimbursement and Security Agreement between the Company and Titus
         Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1999.)
  10.38  Amendment Number 1 to International Distribution Agreement between the
         Company and Virgin Interactive Entertainment Limited, dated July 1,
         1999. (incorporated herein by reference to Exhibit 10.39 to
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1999.)
  21.1   Subsidiaries of the Company. (incorporated herein by reference to
         Exhibit 21.1. to the Form S-1)
  23.1   Consent of Arthur Andersen LLP.
  24.1   Power of Attorney (included as page 40 to this Form 10-K).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................. F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2000 and 1999................ F-3

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998..................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................. F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

Schedule II--Valuation and Qualifying Accounts........................... S-1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interplay Entertainment Corp.:

   We have audited the accompanying consolidated balance sheets of Interplay Entertainment Corp. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the accompanying financial statements taken as a whole. The supplemental Schedule II as shown on page S-1 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Orange County, California
April 16, 2001

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              December 31,
                                                            ------------------
                          ASSETS                              2000      1999
                          ------                            ---------  -------
Current Assets:
  Cash..................................................... $   2,835  $   399
  Restricted Cash..........................................       --     2,597
  Trade receivables, net of allowances of $6,543 and
   $9,161, respectively....................................    28,136   22,209
  Inventories..............................................     3,359    6,057
  Prepaid licenses and royalties...........................    17,704   19,249
  Other....................................................       772      874
                                                            ---------  -------
    Total current assets...................................    52,806   51,385
Property and Equipment, net................................     5,331    4,225
Other Assets...............................................       944    1,326
                                                            ---------  -------
                                                             $ 59,081  $56,936
                                                            =========  =======

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current Liabilities:
  Current debt............................................. $  25,433  $19,630
  Accounts payable.........................................    12,270   21,462
  Accrued liabilities......................................    14,980   17,915
                                                            ---------  -------
    Total current liabilities..............................    52,683   59,007
                                                            ---------  -------
Commitments and Contingencies (see Note 7)
Stockholders' Equity (Deficit):
  Series A Preferred Stock, $.001 par value, authorized
   5,000,000 shares;
  issued and outstanding 719,424 and zero shares,
   respectively............................................    20,604      --
  Common Stock, $.001 par value, authorized 100,000,000 and
  50,000,000 shares, respectively; issued and outstanding
  30,143,636 and 29,989,125 shares, respectively...........        30       30
  Paid-in capital..........................................    88,759   87,390
  Accumulated deficit......................................  (103,259) (89,782)
  Accumulated other comprehensive income...................       264      291
                                                            ---------  -------
    Total stockholders' equity (deficit)...................     6,398   (2,071)
                                                             $ 59,081  $56,936
                                                            =========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                             Years Ended December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
Net revenues........................... $   104,582  $   101,930  $   126,862
Cost of goods sold.....................      54,061       61,103       71,928
                                        -----------  -----------  -----------
Gross profit...........................      50,521       40,827       54,934
                                        -----------  -----------  -----------
Operating expenses:
  Marketing and sales..................      26,482       29,524       39,471
  General and administrative...........      10,249       18,155       12,841
  Product development..................      22,176       20,629       24,472
  Other................................         --         5,323          --
                                        -----------  -----------  -----------
    Total operating expenses...........      58,907       73,631       76,784
                                        -----------  -----------  -----------
    Operating loss.....................      (8,386)     (32,804)     (21,850)
                                        -----------  -----------  -----------
Other income (expense):
  Interest expense.....................      (2,992)      (3,640)      (4,620)
  Other................................        (697)         169         (313)
                                        -----------  -----------  -----------
    Total other income (expense).......      (3,689)      (3,471)      (4,933)
                                        -----------  -----------  -----------
Loss before provision for income
 taxes.................................     (12,075)     (36,275)     (26,783)
Provision for income taxes.............         --         5,410        1,437
                                        -----------  -----------  -----------
Net loss............................... $   (12,075) $   (41,685) $   (28,220)
                                        ===========  ===========  ===========
Cumulative dividend on participating
 preferred stock....................... $       870  $       --   $       --
Accretion of warrant on preferred
 stock.................................         532          --           --
                                        -----------  -----------  -----------
Net loss attributable to common
 stockholders.......................... $   (13,477) $   (41,685) $   (28,220)
                                        ===========  ===========  ===========
Net loss per share:
  Basic/diluted........................ $     (0.45) $     (1.86) $     (1.91)
                                        ===========  ===========  ===========
Weighted average number of common
 shares outstanding:
  Basic/diluted........................  30,046,701   22,418,463   14,762,644
                                        ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)

                                                                                 Accumulated
                          Preferred Stock   Common Stock                            Other
                          --------------- ----------------- Paid-in Accumulated Comprehensive Comprehensive
                          Shares  Amount    Shares   Amount Capital   Deficit   Income (Loss) Income (Loss)  Total
                          ------- ------- ---------- ------ ------- ----------- ------------- ------------- --------
Balance, December 31,
1997....................      --  $   --  10,951,828  $11   $18,408  $ (19,877)     $191             --     $ (1,267)
 Issuance of common
 stock, net of issuance
 costs..................      --      --   5,056,102    5    24,390        --        --              --       24,395
 Issuance of warrants...      --      --         --   --        316        --        --              --          316
 Exercise of warrants...      --      --   2,272,417    2     8,599        --        --              --        8,601
 Exercise of stock
 options................      --      --      12,084  --         15        --        --              --           15
 Proceeds from
 warrants...............      --      --         --   --                                                         --
 Compensation for stock
 options granted........      --      --         --   --        190        --        --              --          190
 Net loss...............      --      --         --   --        --     (28,220)      --         $(28,220)    (28,220)
 Other comprehensive
 income, net of income
 taxes:
 Foreign currency
 translation
 adjustment.............      --      --         --   --        --         --        --              163         --
                                                                                                --------
 Other Comprehensive
 income.................      --      --         --   --        --         --        163             163         163
                                                                                                --------
 Comprehensive loss.....      --      --         --   --        --         --        --         $(28,057)        --
                          ------- ------- ----------  ---   -------  ---------      ----        ========    --------
Balance, December 31,
1998....................      --      --  18,292,431   18    51,918    (48,097)      354             --        4,193
 Issuance of common
 stock..................      --      --  11,408,736   12    34,838        --        --              --       34,850
 Exercise of stock
 options................      --      --     287,958  --        608        --        --              --          608
 Compensation for stock
 options granted........      --      --         --   --         26        --        --              --           26
 Net loss...............      --      --         --   --        --     (41,685)      --         $(41,685)    (41,685)
 Other comprehensive
 income, net of income
 taxes:
 Foreign currency
 translation
 adjustment.............      --      --         --   --        --         --        --              (63)        --
                                                                                                --------
 Other comprehensive
 income.................      --      --         --   --        --         --        (63)            (63)        (63)
                                                                                                --------
 Comprehensive loss.....      --      --         --   --        --         --        --         $(41,748)        --
                          ------- ------- ----------  ---   -------  ---------      ----        ========    --------
Balance, December 31,
1999....................      --      --  29,989,125   30    87,390    (89,782)      291             --       (2,071)
 Issuance of common
 stock, net of issuance
 costs..................      --      --      40,661  --        439        --        --              --          439
 Issuance of Series A
 preferred stock........  719,424  19,202        --   --        --         --        --              --       19,202
 Issuance of warrants...      --      --         --   --        798        --        --              --          798
 Exercise of stock
 options................      --      --     113,850  --         42        --        --              --           42
 Accretion of warrant...      --      532        --   --        --        (532)      --              --          --
 Accumulated accrued
 dividend on Series A
 Preferred Stock........      --      870        --   --        --        (870)      --              --          --
 Compensation for stock
 options granted........      --      --         --   --         90        --        --              --           90
 Net loss...............      --      --         --   --        --     (12,075)      --         $(12,075)    (12,075)
 Other comprehensive
 income, net of income
 taxes:
 Foreign currency
 translation
 adjustment.............      --      --         --   --        --         --        --              (27)        --
                                                                                                --------
 Other comprehensive
 income.................      --      --         --   --        --         --        (27)            (27)        (27)
                                                                                                --------
 Comprehensive loss.....      --      --         --   --        --         --        --         $(12,102)        --
                          ------- ------- ----------  ---   -------  ---------      ----        ========    --------
Balance, December 31,
2000....................  719,424 $20,604 30,143,636  $30   $88,759  $(103,259)     $264                    $  6,398
                          ======= ======= ==========  ===   =======  =========      ====                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net loss........................................ $(12,075) $(41,685) $(28,220)
 Adjustments to reconcile net loss to net cash
  used in operating activities--
 Depreciation and amortization...................    2,512     3,023     3,415
 Noncash expense for stock options...............       90        26       190
 Noncash interest expense........................      --        300        68
 Write-off of other assets.......................      --         82       --
 Loss on asset valuation, restructuring..........      --        410       --
 Deferred income taxes...........................      --      5,336     2,022
 Minority interest in loss of subsidiary.........      --       (143)     (117)
 Changes in assets and liabilities:
 Trade receivables, net..........................   (5,927)   14,198       693
 Inventories.....................................    2,698       246        35
 Income taxes receivable.........................      --        --      1,427
 Prepaid licenses and royalties..................    1,545    (1,121)   (5,501)
 Other current assets............................      102      (489)    1,657
 Other assets....................................      --        --         (3)
 Accounts payable................................   (9,192)   (1,941)    6,282
 Accrued liabilities.............................   (2,935)   (4,653)     (166)
 Income taxes payable............................      --         14      (607)
                                                  --------  --------  --------
   Net cash used in operating activities.........  (23,182)  (26,397)  (18,825)
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchase of property and equipment..............   (3,236)   (1,595)   (1,684)
                                                  --------  --------  --------
   Net cash used in investing activities.........   (3,236)   (1,595)   (1,684)
                                                  --------  --------  --------
Cash flows from financing activities:
 Net borrowings (payments) on line of credit.....    6,215    (5,257)    1,229
 Payments of subordinated secured promissory
  notes and warrants.............................      --        --     (6,054)
 Repayments on notes payable.....................     (412)      --        (76)
 Net proceeds from issuance of common stock......      439    35,450    24,310
 Net proceeds from issuance of Series A
  Preferred Stock and warrants...................   20,000       --        --
 Proceeds from exercise of stock options.........       42         8        15
 Reductions (additions) to restricted cash.......    2,597    (2,597)      --
 Other financing activities......................      --        236       --
                                                  --------  --------  --------
   Net cash provided by financing activities.....   28,881    27,840    19,424
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      (27)      (63)      163
                                                  --------  --------  --------
Net increase (decrease) in cash..................    2,436      (215)     (922)
Cash, beginning of year..........................      399       614     1,536
                                                  --------  --------  --------
Cash, end of year................................ $  2,835  $    399  $    614
                                                  ========  ========  ========
Supplemental cash flow information:
 Cash paid during the year for interest.......... $  3,027  $  3,608  $  4,671
                                                  ========  ========  ========
Supplemental disclosure of non-cash financing
 activity:
 Common Stock issued under Multi-Product
  Agreement...................................... $    --   $  1,000  $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Line of Business; Risk Factors

   Interplay Entertainment Corp., a Delaware corporation, and, its subsidiaries (the "Company"), develop, publish, and distribute interactive entertainment software; and distribute selected software to computer and peripheral device manufacturers for use in bundling arrangements. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and next generation video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube.

   The Company incurred a net loss of $12.1 million and used cash in operating activities of $23.2 million for the year ended December 31, 2000. During 2000, the Company's working capital improved to a positive $123,000 at year end compared to a negative $7.6 million at the end of 1999.

   In April 2001, the Company obtained a new three year working capital line of credit with a bank and completed the sale of $12.7 million of Common Stock in a private placement transaction (see Notes 5, 8 and 14).

   The Company believes that funds available under its new line of credit, funds received from the sale of equity securities and anticipated funds from operations including licensing and distribution transactions, if any, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the end of 2001 (See Notes 5 and 14). However, there can be no assurance that the Company will have or be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond 2001.

   In addition to the continuing risks related to the Company's future liquidity, the Company also faces numerous other risks associated with its industry. These risks include dependence on new platform introductions by hardware manufactures, new product introductions by the Company, product delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns.

   The Company's consolidated financial statements have been presented on the basis that the Company is a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

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

 Restricted Cash

   Restricted cash as of December 31, 1999, represents cash collateral deposits made in accordance with the Company's amended Loan and Security Agreement (see Note 5). The restricted cash was released during 2000.

 Inventories

   Inventories consist of CD-ROMs or DVDs, manuals, packaging materials and supplies, and packaged software finished goods ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market.

 Prepaid Licenses and Royalties

   Prepaid licenses and royalties consist of payments for intellectual property rights and advanced royalty payments to outside developers. In addition, such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment of the related title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a five year period. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining lease term.

 Other Non-current Assets

   Other non-current assets consist primarily of goodwill which the Company is amortizing on a straight-line basis over seven years (see Note 3). Accumulated amortization as of December 31, 2000 and 1999 was $2.1 million and $1.7 million, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

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

 Fair Value of Financial Instruments

   The carrying value of cash, accounts receivable, accounts payable and notes payable approximates the fair value. In addition, the carrying value of all borrowings approximates fair value based on interest rates currently available to the Company.

 Revenue Recognition

   Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales that do not meet the guarantee are recognized as the minimum payments come due. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

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

 Income Taxes

   The Company accounts for income taxes using the asset liability method as prescribed by the SFAS No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Foreign Currency

   The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as other comprehensive income (loss). Losses resulting from foreign currency transactions amounted to $935,000, $125,000 and $288,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and are included in other income (expense) in the consolidated statements of operations.

 Net Loss Per Share

   The Company accounts for net loss per share in accordance with SFAS No. 128 "Earnings Per Share." Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants.

   For years ended December 31, 2000, 1999 and 1998, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation, as the effect of such inclusion would be antidilutive.

 Comprehensive Income (Loss)

   Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial.

 Stock-Based Compensation

   The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and makes the necessary pro forma disclosures mandated by SFAS No. 123 "Accounting for Stock-based Compensation" (see Note 10).

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The adoption of this standard on January 1, 2001, did not have a material impact on the Company's results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company adopted SAB No. 101 effective January 1, 2000 and the adoption of this standard reduced net sales and cost of sales by approximately $1.7 million for the year ended December 31, 2000, but did not have an impact on the Company's gross profit or net loss. The Company did not apply this standard to the 1999 period as the impact would have been immaterial to the financial statements taken as a whole.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

3. Acquisition

   In 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement requires the Company to pay the former owner of Shiny additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles, as defined. As of December 31, 2000, the Company had not been required to make any additional payments in accordance with the purchase agreement (see Note 7). In March 2001, the Company acquired the remaining nine percent equity interest in Shiny for $600,000 (see Note
14).

4. Detail of Selected Balance Sheet Accounts

 Inventories

   Inventories are stated at the lower of cost or market. Inventories consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
                                                        (Dollars in thousands)
      Packaged software finished goods................. $     2,628 $     4,394
      CD-ROMs, DVDs, manuals, packaging and supplies...         731       1,663
                                                        ----------- -----------
                                                        $     3,359 $     6,057
                                                        =========== ===========

 Other Current Assets

   Other current assets consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
                                                        (Dollars in thousands)
      Prepaid expenses................................. $       689 $       764
      Deposits.........................................          83         110
                                                        ----------- -----------
                                                        $       772 $       874
                                                        =========== ===========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Property and Equipment

   Property and equipment consists of the following:

                                                           December 31,
                                                      -----------------------
                                                         2000        1999
                                                      ----------- -----------
                                                      (Dollars in thousands)
      Computers and equipment........................ $   10,175  $    14,651
      Furniture and fixtures.........................        123          849
      Leasehold improvements.........................      1,380        1,348
                                                      ----------  -----------
                                                          11,678       16,848
      Less: Accumulated depreciation and
       amortization..................................     (6,347)     (12,623)
                                                      ----------  -----------
                                                         $ 5,331  $     4,225
                                                      ==========  ===========

   For the years ended December 31, 2000, 1999 and 1998, the Company incurred depreciation expense of $2.1 million, $2.6 million and $3 million, respectively. During the year ended December 31, 2000, the Company disposed of fully depreciated equipment having an original cost of $8.3 million.

 Accrued Liabilities

   Accrued liabilities consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
     Royalties payable......................................... $ 7,258 $ 7,950
     Accrued payroll...........................................   1,441   2,337
     Payable to distributor....................................   3,115   2,908
     Accrued bundle and affiliate..............................     547   1,563
     Deferred revenue..........................................   1,708   2,039
     Other.....................................................     911   1,118
                                                                ------- -------
                                                                $14,980 $17,915
                                                                ======= =======

5. Current Debt

   Current debt consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
     Loan Agreement............................................ $24,433 $19,218
     Supplemental line of credit from Titus....................   1,000     --
     Other.....................................................     --      412
                                                                ------- -------
                                                                $25,433 $19,630
                                                                ======= =======

 Loan Agreement

   Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (6.78 percent at December 31, 2000 and 6.48 percent at December 31, 1999) plus 4.87 percent (11.65 percent at December 31, 2000 and
11.35 percent at December 31, 1999). In April 2000, the Company amended its line of

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES credit under the Loan Agreement with a financial institution to extend its current line of credit through April 2001. Under the terms of the Amendment the maximum credit line is $25 million. Within the total credit limit, the Company may borrow up to $7 million in excess of its borrowing base, which is based on qualifying receivables and inventory. At December 31, 2000, the Company had availability of $600,000 on its line of credit. In addition, the Company is required to maintain the $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman") and Titus is required to provide a $20 million corporate guarantee. The Company is currently in compliance with the terms of the Loan Agreement. In April 2001, the Company replaced its line of credit under a loan and security agreement with a new bank (see Note 14).

 Supplemental line of credit from Titus

   In April 2000, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts borrowed under this line are subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. At December 31, 2000, the Company had availability of $4 million on its supplemental line of credit. Subsequent to December 31, 2000, the Company borrowed an additional $2 million under the supplemental line, and during April 2001, the total outstanding balance plus accrued interest in the aggregate amount of approximately $3.1 million was paid in full.

6. Income Taxes

   Loss before provision (benefit) for income taxes consists of the following:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands)
     Domestic..................................... $(10,801) $(32,294) $(25,038)
     Foreign......................................   (1,274)   (3,981)   (1,745)
                                                   --------  --------  --------
     Total........................................ $(12,075) $(36,275) $(26,783)
                                                   ========  ========  ========

   The provision (benefit) for income taxes is comprised of the following:

                                                                Years Ended
                                                                December 31,
                                                             ------------------
                                                             2000  1999   1998
                                                             ---- ------ ------
                                                                (Dollars in
                                                                 thousands)
     Current:
       Federal.............................................  $--  $  --  $  --
       State...............................................   --       8      8
       Foreign.............................................   --      66   (571)
                                                             ---- ------ ------
                                                              --      74   (563)
                                                             ==== ====== ======

     Deferred:
       Federal.............................................   --   4,536  2,000
       State...............................................   --     800    --
                                                             ---- ------ ------
                                                              --   5,336  2,000
                                                             ---- ------ ------
                                                             $--  $5,410 $1,437
                                                             ==== ====== ======

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   The Company files a consolidated U.S. Federal income tax return which includes substantially all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $107.8 million and may be subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The Federal NOL carryforwards expire through the year 2020. The Company's NOL's for State tax reporting purposes approximate $50.2 million and expire through the year 2005.

   A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                          Years Ended
                                                         December 31,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
     Statutory income tax rate........................ (34.0)% (34.0)% (34.0)%
     State and local income taxes, net of Federal
      income tax benefit..............................  (3.0)   (3.0)   (3.0)
     Valuation allowance..............................  37.0    51.9    39.8
     Other............................................   --      --      2.6
                                                       -----   -----   -----
                                                         --  %  14.9 %   5.4 %
                                                       =====   =====   =====

   The components of the Company's net deferred income tax asset (liability) are as follows:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Dollars in
                                                               thousands)
   Current deferred tax asset (liability):
     Prepaid royalties..................................... $ (7,081) $ (7,652)
     Nondeductible reserves................................    3,135     4,184
     Accrued expenses......................................      763     1,007
     Foreign loss and credit carryforward..................      965       454
     Federal and state net operating losses................   39,672    35,952
     Research and development credit carryforward..........      831       831
     Other.................................................      294       314
                                                            --------  --------
                                                            $ 38,579  $ 35,090
                                                            --------  --------
   Non-current deferred tax asset (liability):
     Depreciation expense.................................. $     50  $   (126)
     Nondeductible reserves................................      389       318
     Other.................................................       (6)       (5)
                                                            --------  --------
                                                            $    433  $    187
                                                            --------  --------
   Total deferred tax asset before valuation allowance..... $ 39,012  $ 35,277
   Valuation allowance.....................................  (39,012)  (35,277)
                                                            --------  --------
   Net deferred tax asset.................................. $    --   $    --
                                                            ========  ========

   The valuation allowance relates primarily to net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the favorable tax attributes in the short term, the Company recorded a valuation allowance against its net deferred tax assets at this time.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

7. Commitments and Contingencies

 Leases

   The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

      Year ending December 31 (Dollars in thousands):
        2001........................................................... $ 1,864
        2002...........................................................   1,755
        2003...........................................................   1,758
        2004...........................................................   1,907
        2005...........................................................   1,789
        Thereafter.....................................................   3,648
                                                                        -------
                                                                        $12,721
                                                                        =======

   Total rent expense was $2.8 million, $3.2 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Pending Internal Revenue Service Examination

   The Internal Revenue Service (the "IRS") is currently examining the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997 and December 31, 1997 and 1998. The IRS has challenged the timing of certain tax deductions taken by the Company, and has asserted that an additional tax liability is due. The Company disagrees with the IRS challenge, and is currently contesting such challenges. The potential losses to the Company as a result of these challenges are not reasonably estimable. Accordingly, no reserve has been established in the accompanying consolidated financial statements. Any losses which might be suffered by the Company as a result of this examination that could not be offset by the Company's NOL, could impact the Company's future cashflows and profitability.

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

   The Company and the former owner of Shiny have a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time (see Note 3). The Company believes that no amounts are due under the applicable agreements. In March 2001, the Company settled this dispute with the former owner of Shiny which, among other things, amended the original purchase agreement of Shiny and modified the terms of additional cash payments for the delivery of future software titles (see Note 14).

   Virgin Interactive Entertainment Limited ("Virgin") has disputed an amendment effective as of January 2000 to the International Distribution Agreement with the Company, and claims that the Company is obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of the Company's products. The Company settled this dispute with Virgin in April 2001 (see Note 14).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Employment Agreements

   The Company has entered into employment agreements with certain key employees providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, as defined, the employees may be entitled to certain severance benefits, as defined. These agreements expire between 2002 and 2004.

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

 Preferred Stock and Common Stock

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

   As consideration for the extension of a $5 million personal guarantee by the Company's Chairman under the Company's Loan Agreement (see Note 5), the Company agreed to assume the obligation of the Chairman under an agreement between the Chairman and the Company's former President, pursuant to which the Chairman granted certain put rights to the former President with respect to the 271,528 common stock options held by the former President. The Company recorded compensation expense of approximately $700,000 through December 31, 1998 related to these options and interest expense of $300,000 for the year ended 1999, in connection with the assumption of the put right. In May 1999, the Company issued 271,528 shares of Common Stock for the exercise of the former President's stock options in conjunction with an Agreement and General Release executed with the former President. The Company guaranteed the former President a value of $1 million for the stock through periodic sales or guarantee payments through January 2000. On the due dates of the payments, the Company has the option to either require that the former President sell shares on the open market or the Company may purchase the shares from the former president and retire them. Under the agreement, the Company did not repurchase any shares.

   In April 1999, the Company entered into a multi-product development agreement with a developer which provides for the delivery of ten titles to the Company during 1999 and 2000 in exchange for $0.5 million paid in cash installments and the issuance of 484,848 shares of the Company's Common Stock. The shares of Common

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

Stock will be restricted as to transfer rights until such products are delivered and accepted by the Company. The arrangement also includes certain penalties to the developer in the event of noncompliance and the terms and conditions are subject to the approval by the Company's underwriters and lenders, if necessary.

   In 1999, the Company entered into an Agreement and Release with an employee and director of the Company. As a result of the Agreement and Release, the Company issued 56,208 shares of its Common Stock in consideration for payments of deferred compensation.

   During 1999, the Company completed two equity transactions with Titus which provided for the issuance of 10,795,455 shares of the Company's Common Stock for $35 million. In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. The Company may redeem the Preferred Stock shares at the original issue price plus all accrued but unpaid dividends at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock exercisable at $3.79 per share at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 92 percent; risk-free interest rate of 5.85 percent; and an expected life of one-year. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant which is included in paid in capital. The discount on the Preferred Stock is being accreted over a one-year period as a dividend to the Preferred Stock. As of December 31, 2000, the Company had accreted $532,000. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock exercisable at $3.79 per share which became exercisable by Titus since the Company did not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010. In April 2001, Titus' guarantee of the Company's principal line of credit was released and the Company may redeem the Preferred Stock at anytime thereafter (see Note
14).

   In connection with the $20 million corporate guarantee provided by Titus on the extension of the Company's line of credit (see Note 5), if the Company defaults on the line of credit agreement, and Titus is forced to pay on its corporate guarantee of such line, the Series A Preferred Stock conversion rights will be adjusted so as to make such shares convertible into and up to approximately 42.8 million shares of Common Stock. In the event that the Company is able to repay to Titus the amounts paid under the guarantee within six months, the conversion rate shall be returned to the level at which it existed prior to such adjustment. In the event that the Company is unable to repay such amounts within six months, the conversion rate shall be readjusted at the end of such six month period based on the average closing price of the Company's Common Stock for the last 20 trading days during such period. If such average price is $10.00 per share, the shares would be convertible into 7,194,240 shares of Common Stock, and if less than $10.00, the shares would be convertible into approximately an additional 5,000,000 shares for each dollar the average price is below $10.00, up to a maximum of approximately 42.8 million shares. The Common Stock shares issuable upon conversion of the Preferred Stock or the exercise of the warrants are subject to certain registration rights. In April 2001, Titus' guarantee of the Company's principal line of credit was released eliminating the potential for adjustment to the conversion rights into and up to approximately 42.8 million shares of Common Stock (see Note 14).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   In connection with this line of credit, Titus received a warrant to acquire up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined (see Note 5). As of December 31, 2000, part of the warrant became exercisable for 20,000 shares of the Company's Common Stock.

   In August 2000, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock. The warrant vests at certain dates over a one year period and has exercise prices between $3.00 per share and $6.00 per share, as defined. The warrant expires in August 2003.

   During 2000, the Company's Board of Directors approved a resolution that increased the number of authorized shares of the Company's Common Stock from 50 million to 100 million.

   In March 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75, and one half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, only if prior to this date, the Company's Common Stock trading price does not exceed $2.75 for a period of 20 consecutive trading days, as defined. The warrants also have a call provision by the Company if the Company's Common Stock trades at or above $3.00, as defined. If the Company issues additional shares of Common Stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. The transaction provides for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. (see Note 14).

 Employee Stock Purchase Plan

   Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. During the year, the Board of Directors increased the number of shares authorized to 300,000. Of the 300,000 shares authorized to be issued under the plan, approximately 131,000 shares remained available for issuance at December 31, 2000. Employees purchased 40,661 and 72,225 shares in 2000 and 1999 for $89,000 and $127,000, respectively.

9. Loss Per Share

   Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted loss per share is the same as basic because the effect of outstanding stock options and warrants is anti-dilutive.

   There were options and warrants outstanding to purchase 4,449,967 and 3,740,780 shares of Common Stock at December 31, 2000 and 1999, respectively, and there were 484,848 shares of restricted Common Stock at December 31, 2000 and 1999, which were excluded from the loss per share computation. At December 31, 1998 there were options to purchase 2,132,738 shares of common stock, which were not included in the loss per share computation. The weighted average exercise price at December 31, 2000, 1999 and 1998 was $3.03, $3.30 and $4.73, respectively, for the options and warrants outstanding.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

10. Employee Benefit Plans

 Stock Option Plans

   The Company has three stock option plans. Under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1991 ("1991 Plan"), the Company was authorized to grant options to its employees to purchase up to 111,000 shares of common stock. Under the Incentive Stock Option and Nonqualified Stock Option Plan--1994 ("1994 Plan"), the Company was authorized to grant options to its employees to purchase up to 150,000 shares of common stock. Under the 1997 Stock Incentive Plan the Company may grant options to its employees, consultants and directors to purchase up to 4,000,000 shares of common stock.

   Options under all three plans generally vest from three to five years. Holders of options under the 1991 Plan and the 1994 Plan shall be deemed 100 percent vested in the event of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, or a sale of all shares of Common Stock of the Company. The Company has treated the difference, if any, between the exercise price and the estimated fair market value, as determined by the board of directors on the date of grant, as compensation expense for financial reporting purposes. Compensation expense for the vested portion aggregated $90,000, $26,000 and $190,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The following is a summary of option activity pursuant to the Company's stock option plans:

                                            Years Ended December 31,
                            -----------------------------------------------------------
                                   2000                1999                1998
                            ------------------- ------------------- -------------------
                                       Weighted            Weighted            Weighted
                                       Average             Average             Average
                                       Exercise            Exercise            Exercise
                             Shares     Price    Shares     Price    Shares     Price
                            ---------  -------- ---------  -------- ---------  --------
   Options outstanding at
    beginning of period.... 3,340,780   $3.30   2,132,738   $4.73   1,838,972   $5.29
     Granted...............   968,498    2.64   2,208,028    2.14     451,100    6.91
     Exercised.............  (123,711)   0.37    (287,958)   0.04     (12,084)   1.27
     Canceled..............  (655,600)   5.14    (712,028)   5.29    (139,750)   8.44
     Rescinded.............       --      --          --      --       (5,500)   8.00
                            ---------   -----   ---------   -----   ---------   -----
   Options outstanding at
    end of period.......... 3,529,967   $2.90   3,340,780   $3.30   2,132,738   $4.73
                            =========   =====   =========   =====   =========   =====
   Options exercisable..... 1,496,007           1,209,734           1,448,143
                            =========           =========           =========

   The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:

                                               Years Ended December 31,
                                            ---------------------------------
                                              2000        1999        1998
                                            ---------  ----------  ----------
   Risk free rate..........................       6.2%        6.3%        5.1%
   Expected life........................... 7.3 years  7.12 years  7.74 years
   Expected volatility.....................        90%         90%         70%
   Expected dividends......................       --          --          --
   Weighted-average grant-date fair value
    of options granted.....................     $2.14       $1.91       $2.95

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   A detail of the options outstanding and exercisable as of December 31, 2000 is as follows:

                        Options Outstanding         Options Exercisable
                 ---------------------------------- --------------------
                               Weighted    Weighted             Weighted
     Range of                   Average    Average              Average
     Exercise      Number      Remaining   Exercise   Number    Exercise
      Prices     Outstanding Contract Life  Price   Outstanding  Price
     --------    ----------- ------------- -------- ----------- --------
   $0.15-$ 0.47     572,874      1.24       $0.15      572,874   $0.15
   $1.94-$ 4.44   2,469,143      8.72        2.58      594,943    2.47
   $4.50-$ 6.66      96,500      6.99        5.18       53,100    5.38
   $7.00-$10.00     391,450      6.04        8.40      275,090    8.57
                  ---------      ----       -----    ---------   -----
   $0.15-$10.00   3,529,967      7.16       $2.90    1,496,007   $2.81
                  =========      ====       =====    =========   =====

   The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                                 Years Ended December 31,
                                                ----------------------------
                                                  2000      1999      1998
                                                --------  --------  --------
                                                  (Dollars in thousands,
                                                except per share amounts)
   Net loss attributable to common
    stockholders, as reported.................. $(13,477) $(41,685) $(28,220)
   Pro forma compensation expense..............   (1,370)   (1,242)   (1,011)
                                                --------  --------  --------
   Pro forma net loss attributable to common
    stockholders............................... $(14,847) $(42,927) $(29,231)
                                                ========  ========  ========
   Basic and diluted net loss as reported...... $  (0.45) $  (1.86) $  (1.91)
   Basic and diluted pro forma net loss........ $  (0.49) $  (1.91) $  (1.98)
                                                ========  ========  ========

 Profit Sharing 401(k) Plan

   The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50 percent of the participant's contributions up to six percent of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's board of directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 2000, 1999 and 1998 was $267,000, $257,000 and $256,000, respectively.

11. Related Parties

   The Company has amounts due from a business controlled by the Chairman of the Company. Net amounts due, prior to reserves, at December 31, 2000 and 1999 were $2.5 million. Such amounts at December 31, 2000 and 1999 are fully reserved.

   In connection with the amendment of the Company's line of credit agreement in November 1998 (see Note 5), the Company's Chairman provided a personal guarantee of $5 million secured by certain of the Chairman's personal assets. As consideration for making such guarantee, the Chairman received warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable after May 1999 (see Note 8). The Company amended its line of credit in March 1999 and in conjunction with the amendment, the personal guarantee was extended. As consideration for extending the guarantee, the Company assumed an obligation to the Company's former President by the Chairman (see Note 8). The Company did not repurchase any shares from the former President under this obligation.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   In connection with the Company's new working capital line of credit obtained subsequent to year end and the retirement of the current debt existing under the Company's previous working capital line of credit arrangements (see Notes 5 and 14), the secured personal guarantee of $5 million previously provided by the Chairman was released, and a new personal guarantee for $2 million, secured by $1 million in cash, was provided to the new bank by the Chairman. In addition, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with the new guarantee and loan, the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, expiring in April 2011.

   In connection with the International Distribution Agreement executed in February 1999, the Company subleases office space from Virgin. Rent expense paid to Virgin was $101,000 and $50,000 for the years ended December 31, 2000 and 1999.

 Distribution and Publishing Agreements

   In February 1999, the Company entered into an International Distribution Agreement with Virgin which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. The Company amended its International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate, as defined. Virgin disputed the amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. The Company settled this dispute with Virgin in April 2001 (see Note
14). In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $4.6 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $3.9 million and certain minimum operating charges to Virgin of $2.9 million for the year ended December 31, 1999.

   The Company has also entered into a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and the Company the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin (see Note 14). In connection with the Product Publishing Agreement with Virgin, the Company earned $63,000 and $41,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2000 and 1999, respectively.

   As of December 31, 2000 and 1999, Virgin owed the Company $12.1 million and $9.1 million, and the Company owed Virgin $4.8 million and $7.8 million, respectively. The net amount outstanding as of December 31, 2000 was fully paid by Virgin in April 2001.

   In connection with the equity investments by Titus (see Note 8), the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $435,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   During the year ended December 31, 2000, the Company recognized $3 million in licensing revenue under a multi-product license agreement with Titus for the technology underlying one title and the content of three titles for multiple game platforms, extended for a maximum period of twelve years, with variable royalties payable to the Company from five to ten percent, as defined. The Company earned a $3 million non-refundable fully-recoupable advance against royalties upon signing and completing all of its obligations under the agreement. During the year ended December 31, 1999, the Company executed publishing agreements with Titus for three titles. As a result of these agreements, the Company recognized revenue of $2.6 million for delivery of these titles to Titus. In addition, during 2000 the Company borrowed $1 million from Titus under the supplemental line of credit (see Note 5).

   As of December 31, 2000 and 1999, Titus owed the Company $280,000 and zero and the Company owed Titus $1.1 million and $0.3 million, respectively.

 Investment in Affiliate

   In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also entered into an Operating Agreement with Virgin Acquisition Holdings, LLC, which, among other terms and conditions, provides the Company with a 43.9 percent equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. Under the Operating Agreement, the Company was obligated to make a cash payment of $9,000. However, the Company is not obligated to make any future contributions to the working capital of Virgin other than the monthly overhead fee discussed above. During 1999, Titus acquired a 50.1 percent equity interest in VIE and in 2000, Titus acquired the 6 percent originally owned by the two former members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary. The Company and Titus together held a 100 percent equity interest in VIE as of December 31, 2000. As part of the terms of the April 2001 settlement, VIE redeemed the Company's membership interest in VIE (see Note 14).

   The Company accounted for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the years ended December 31, 2000 and 1999. The Company recognizes sales to Virgin, net of sales commissions, only after Virgin recognizes sales of the Company's products to unaffiliated third parties.

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

   For the years ended December 31, 2000 and 1999, Virgin accounted for approximately 29 and 22 percent, respectively, of net revenues in connection with the International Distribution Agreement (see Note 11). No single customer accounted for ten percent or more of net revenues in the year ended December 31, 1998.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

13. Segment and Geographical Information

   The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Net revenues:
  United States................................. $104,377  $ 92,244  $ 94,727
  United Kingdom................................      205     9,686    32,135
                                                 --------  --------  --------
    Consolidated net revenues................... $104,582  $101,930  $126,862
                                                 ========  ========  ========
Income (loss) from operations:
  United States................................. $ (7,057) $(28,824) $(20,315)
  United Kingdom................................   (1,329)   (3,980)   (1,535)
                                                 --------  --------  --------
    Consolidated loss from operations........... $ (8,386) $(32,804) $(21,850)
                                                 ========  ========  ========
Expenditures made for the acquisition of long-
 lived assets:
  United States................................. $  3,177  $  1,595  $  1,067
  United Kingdom................................       59       --        422
  Other.........................................      --        --        195
                                                 --------  --------  --------
    Total expenditures for long-lived assets.... $  3,236  $  1,595  $  1,684
                                                 ========  ========  ========

   Net revenues were attributable to geographic regions as follows:

                                      Years Ended December 31,
                         --------------------------------------------------
                               2000             1999             1998
                         ---------------- ---------------- ----------------
                          Amount  Percent  Amount  Percent  Amount  Percent
                         -------- ------- -------- ------- -------- -------
                                       (Dollars in thousands)
North America........... $ 56,454   54.0% $ 49,443   48.5% $ 73,865   58.2%
Europe..................   28,107   26.9    23,901   23.4    28,777   22.7
Rest of World...........    6,970    6.6     6,409    6.3     7,016    5.5
OEM, royalty and
 licensing..............   13,051   12.5    22,177   21.8    17,204   13.6
                         --------  -----  --------  -----  --------  -----
                         $104,582  100.0% $101,930  100.0% $126,862  100.0%
                         ========  =====  ========  =====  ========  =====

   Long-lived assets, net, by geographic regions are as follows:

                                                    December 31,   December 31,
                                                        2000           1999
                                                   -------------- --------------
                                                   Amount Percent Amount Percent
                                                   ------ ------- ------ -------
                                                      (Dollars in thousands)
North America..................................... $6,139   97.8% $5,435   97.9%
Europe............................................     76    1.2      47    0.9
Rest of World.....................................    --     --      --     --
OEM, royalty and licensing........................     60    1.0      69    1.2
                                                   ------  -----  ------  -----
                                                   $6,275  100.0% $5,551  100.0%
                                                   ======  =====  ======  =====

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

14. Subsequent Events

 Replacement of Credit Facility

   In April 2001, the Company entered into a new three year loan and security agreement with a bank providing for a $15 million working capital line of credit. Advances under the line are limited to an advance formula of qualified accounts receivable and inventory, and bear interest at the banks prime rate, or at LIBOR plus 2.5% at the Company's option, as defined. The line is subject to review and renewal by the bank on April 30, 2002 and 2003, and is secured by substantially all of the Company's assets, plus a personal guarantee from the Chairman of $2 million, secured by $1 million in cash. The line requires that the Company meet certain financial covenants, as defined. The funds available from this transaction have been used to retire current debt under the Loan Agreement (see Note 5) existing at December 31, 2000, and to fund future operations. The working capital line of credit balance as of April 13, 2001 was $6.1 million.

 Sale of Common Stock

   In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for 12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's Common Stock as reported on Nasdaq equals or exceeds $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. The funds available from this transaction have been used to retire current debt under the Loan Agreement (see Note 5) existing at December 31, 2000, and to fund future operations.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

 Unaudited Pro-forma Condensed Balance Sheet

   In April 2001, current debt was reduced by approximately $11.5 million. The following pro-forma balance sheet reflects the Company's financial position as if the new financing, including the private placement of Common Stock, and the new working capital line of credit had been completed as of December 31, 2000.

                         UNAUDITED PRO-FORMA CONDENSED
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                                                                        Pro-
                                                             Actual    forma
                                                            --------  --------
                                                               (Dollars in
                                                                thousands)
                           ASSETS
                           ------
   Current Assets:
     Cash.................................................  $  2,835  $  2,835
     Trade receivables, net...............................    28,136    28,136
     Inventories..........................................     3,359     3,359
     Prepaid licenses and royalties.......................    17,704    17,704
     Other................................................       772       772
                                                            --------  --------
       Total current assets...............................    52,806    52,806
                                                            --------  --------
   Property and Equipment, net............................     5,331     5,331
   Other Assets...........................................       944       944
                                                            --------  --------
                                                             $59,081  $ 59,081
                                                            ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
   Current Liabilities:
     Current debt.........................................  $ 25,433  $ 13,887
     Accounts payable.....................................    12,270    12,270
     Accrued liabilities..................................    14,980    14,980
                                                            --------  --------
       Total current liabilities..........................    52,683    41,137
                                                            --------  --------
   Commitments and Contingencies

   Stockholders' Equity:
     Series A Preferred stock, $.001 par value, authorized
      5,000,000 shares; issued and outstanding 719,424
      shares..............................................    19,735    19,735
     Common stock, $.001 par value, authorized 50,000,000
      shares; issued and outstanding 30,143,636 and
      38,270,406 proforma shares..........................        30        38
     Paid-in capital......................................    88,759   100,297
     Accumulated deficit..................................  (102,390) (102,390)
     Accumulated other comprehensive income...............       264       264
                                                            --------  --------
       Total stockholders' equity.........................     6,398    17,944
                                                            --------  --------
                                                             $59,081  $ 59,081
                                                            ========  ========

 Loan from Chairman and Chief Executive Officer

   In April 2001, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to the Company and the $2 million guarantee on behalf of the Company for the credit facility, the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, can be exercised immediately and expires in April 2011.

 Amendment to Shiny Purchase Agreement

   In March 2001, the Company entered into an amendment to the Shiny purchase agreement (see Notes 3 and 7) which, among other things, settles a dispute with the former owner of Shiny, and provide for the Company to acquire the remaining nine percent equity interest in Shiny for $600,000. The amendment also provides for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company.

 Settlement of Dispute with Virgin Interactive Entertainment Limited

   In April 2001, the Company settled its dispute with Virgin (see Note 7) and amended the International Distribution Agreement, the Termination Agreement and the Product Publishing Agreement entered into in February 10, 1999 (see
Note 11). As a result of the settlement, Virgin dismissed its claim for overhead fees, VIE Acquisition Group LLC ("VIE") redeemed the Company's membership interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for a nine month period beginning April 2001, and $83,000 per month for a six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

  Quarterly Financial Data (Unaudited)

   The Company's summarized quarterly financial data is as follows:

                              March 31     June 30   September 30  December 31
                             ----------- ----------- ------------- ------------

                              (Dollars in thousands, except per share amounts)
Year ended December 31,
 2000:
  Net revenues..............   $18,143     $24,921     $ 31,631      $30,773
                               =======     =======     ========      =======
  Gross profit..............   $ 8,571     $13,465     $ 15,436      $13,061
                               =======     =======     ========      =======
  Net loss..................   $(5,498)    $(1,903)    $    113      $(4,772)
                               =======     =======     ========      =======
  Net loss per share
   basic/diluted............   $ (0.18)    $ (0.08)    $  (0.01)     $ (0.18)
                               =======     =======     ========      =======
Year ended December 31,
 1999:
  Net revenues..............   $21,620     $29,430     $ 23,636      $27,323
                               =======     =======     ========      =======
  Gross profit..............   $ 9,054     $11,814     $  8,303      $11,609
                               =======     =======     ========      =======
  Net loss..................   $(8,278)    $(6,921)    $(16,976)     $(9,563)
                               =======     =======     ========      =======
  Net loss per share
   basic/diluted............   $ (0.44)    $ (0.33)    $  (0.75)     $ (0.35)
                               =======     =======     ========      =======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)

                                      Trade Receivables Allowance
                         ------------------------------------------------------
                          Balance at  Provisions for
                         Beginning of  Returns and   Returns and Balance at End
         Period             Period      Discounts     Discounts    of Period
         ------          ------------ -------------- ----------- --------------
Year ended December 31,
 1998...................   $14,461       $43,596      $(39,626)     $18,431
                           =======       =======      ========      =======
Year ended December 31,
 1999...................   $18,431       $25,187      $(34,457)     $ 9,161
                           =======       =======      ========      =======
Year ended December 31,
 2000...................   $ 9,161       $19,016      $(21,634)     $ 6,543
                           =======       =======      ========      =======