Form 10-K/A
period 2000-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2001-04-30
CIK 1057232

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of April 23, 2001, 38,280,267 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $27,853,673.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON APRIL 17, 2001


     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 17, 2001 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary Information Concerning Directors, Executive Officers and Certain Significant Employees

     The following table sets forth certain information regarding the Company's directors and executive officers and certain significant employees, and their ages as of April 23, 2001:

      Name                     Age   Position with the Company
      ----                     ---   -------------------------
Brian Fargo                     38   Chairman of the Board of Directors and
                                     Chief Executive Officer
Herve Caen                      39   President and Director
Manuel Marrero                  43   Chief Financial Officer and Chief Operating Officer
Phillip G. Adam                 46   Vice President of Business Development
Gary Dawson                     52   Vice President of Sales
Craig Relyea                    45   Vice President of Marketing
Jill S. Goldworn                36   President of Interplay OEM, Inc.
David Perry                     33   President of Shiny Entertainment, Inc.
Calvin Morrell                  45   President of GamesOnline.com, Inc.
Eric Caen                       36   Director
R. Stanley Roach(1)(2)          46   Director
Richard S.F. Lehrberg           53   Director
Keven F. Baxter(1)(2)           41   Director

---------------
(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.

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

     Richard S.F. Lehrberg re-joined the Company's Board of Directors in September 2000. Mr. Lehrberg initially served as a director of the Company from April 1989 through December 1999. Mr. Lehrberg joined the Company as Vice President in November 1991 and served as Executive Vice President of the Company from October 1994 to December 1999. From January 2000 through the present, Mr. Lehrberg has been employed as an advisor to the Company. Prior to joining the Company, from December 1988 to November 1991, Mr. Lehrberg served as President of Lehrberg Associates, an international licensing company. From August 1982 to November 1988, Mr. Lehrberg was employed by Activision, Inc., an interactive entertainment software publisher, in various positions, including Vice President and General Manager of the Entertainment Division.

     Keven F. Baxter joined the Board in April 2001. Mr. Baxter has served as Vice President, Corporate Affairs and General Counsel of Buy.com Inc. since November 1999 and was elected Secretary in December 1999. From January 1999 to November 1999, Mr. Baxter practiced corporate and securities law in the Business and Technology Group of Brobeck, Phleger & Harrison LLP. From June 1995 to December 1998, Mr. Baxter served in several management roles at the Company including Vice President, Corporate Affairs and General Counsel. From 1988 to 1994, Mr. Baxter practiced corporate and securities law at Brobeck, Phleger & Harrison LLP. Mr. Baxter received his B.A. in Economics from the University of California, Santa Barbara and his M.B.A. and J.D. from the University of California, Berkeley.

Director Compensation

     The Company's directors currently do not receive cash compensation for attendance at Board of Directors or committee meetings. However, in the future, non-employee directors may receive compensation for attendance and may be reimbursed for certain expenses in connection with attendance at board and committee meetings. In April 2000, the Company granted to each of James Barnett and R. Stanley Roach an option to purchase up to 20,000 shares of the Company's common stock, exercisable at $3.50 per share. In August 2000, the Company granted to each of Messrs. Barnett and Roach an option to purchase up to 5,000 shares of the Company's common stock, exercisable at $2.44 per share. The Barnett and Roach options are each for a term of ten years and vest over the first five years.

     In April 2001 the Company granted Keven Barnett an option to purchase up to 25,000 shares of the Company's common stock, exercisable at $1.51 per share. This option is for a term of ten years, and vests over the first three years.

Background Information Concerning Executive Officers and Certain Significant Employees

     Manuel Marrero joined the Company in April 1999 as its Chief Financial Officer and Chief Operating Officer. Prior to joining the Company, from July 1996 through March 1999, Mr. Marrero served as Chief Financial Officer, Senior Vice President and Corporate Secretary of Precision Specialty Metals, Inc., a leading high precision conversion mill for stainless steel and high performance alloys, from July 1996. From October 1993 through July 1996 Mr. Marrero served as the Senior Vice President, Chief Financial Officer and corporate secretary for Autologic Information International, Inc., a manufacturer of computerized image setting and publications systems equipment and software for the publishing industry.

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

     Gary Dawson was appointed as the Company's Vice President of Sales in November 1999. Prior to joining the Company, from 1996 to November 1999, Mr. Dawson was Senior Vice President, Manufacturing and Production for Chorus Line, an apparel manufacturer. From 1993 to 1996, Mr. Dawson served as Vice President and General Manager, Lee Jeanswear for Lee Apparel, a manufacturer of denim products.

     Cal Morrell joined the Company as Vice President of Marketing in September 1998 and has served as President of GamesOnline.com, Inc. since September 2000. Prior to joining the Company, from March 1997 to August 1998, Mr. Morrell served as Senior Vice President of Games On-Line, Inc. dba Engage, and prior to that served as Vice President of Marketing & Internet for Legacy Software, a software developer, from June 1996 to February 1997, as well as Director of

Worldwide Consumer Software of the United Kingdom subsidiary of International Business Machines, Inc., a world-wide computer company, from January 1995 to June 1996. From June 1993 to December 1994, Mr. Morrell served as Brand Manager at IBM's Consumer Division.

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

     Craig Relyea was appointed as the Company's Vice President of Marketing in August 2000. From January 2000 to August 2000, Mr. Relyea was a partner in ideaSpa, a marketing and interactive entertainment consulting firm. From July 1998 through December 1999, Mr. Relyea served as Executive Vice President of the Cimarron Group, a leading entertainment industry marketing agency. From January 1997 through July 1998, Mr. Relyea headed Worldwide Marketing for DreamWorks Interactive, a developer of interactive entertainment products. From October 1993 through January 1997 Mr. Relyea served as Vice President, Marketing for Universal Studios Home Video, during which he led marketing campaigns for home video releases.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten-percent Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all of the Company's officers, directors and ten-percent Stockholders complied with all applicable
Section 16(a) filing requirements. Brian Fargo failed to timely file a Form 4 in connection with a sale of stock in December 2000.

Item 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three fiscal years ended December 31, 2000, by the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                Long-Term
                                          Annual Compensation   Compensation
                                          -------------------   ------------
                                                                Securities         All
                                                                Underlying        Other
Name and Principal Position     Year     Salary       Bonus     Options(#)    Compensation(1)
---------------------------     ----     ------       -----     ----------    ---------------
Brian Fargo                     2000     $200,000(2)  --         --                $2,917
   Chief Executive Officer      1999      200,000     --         500,000            --
                                1998      210,417     --         150,000            --

Herve Caen                      2000      $62,500(3)  --         --                 --
   President                    1999      --          --         --                 --
                                1998      --          --         --                 --

Manuel Marrero                  2000     $198,000     $100,000   150,000           $2,228
   Chief Financial Officer and  1999      158,775     --         150,000           --
   Chief Operating Officer      1998      --          --         --                --

---------------
(1) Consists of matching payments made under the Company's 401(k) plan (see "-- Employee Benefit Plans--401(k) Plan").
(2) In November 1999 Mr. Fargo entered into an employment agreement with the Company providing for an annual base salary of $250,000. Mr. Fargo has waived payment of $50,000 of his annual salary, but may require the Company to re-commence payment of his full salary at any time.
(3) Mr. Caen joined the Company in November 1999 at an annual base salary of $250,000. Mr. Caen waived payment of his salary through October 2000.


            Stock Option Grants During Year Ended December 31, 2000

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2000.

                                                                          Potential Realizable
                                  Percent of                                Value at Assumed
                    Number of       Total                                    Annual Rates of
                   Securities      Options                                     Stock Price
                   Underlying     Granted to     Exercise                   Appreciation for
                    Options      Employees In     Price      Expiration     Option Term ($)(3)
Name               Granted(1)     Fiscal Year     ($/Sh)       Date(2)       5%          10%
----               ----------     -----------     ------       -------       --          ---
Manuel Marrero        150,000        16.1%         $2.44        8/3/10      $230,175    $583,310
---------------

(1) Represents options granted pursuant to the Company's 1997 Plan. All such options were granted at an exercise price equal to, or greater than, the fair market value of the common stock on the date of grant.
(2) Options granted pursuant to the 1997 Plan expire 10 years from the date of grant.
(3) Represents amounts that may be realized upon exercise of the options immediately prior to expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% numbers are calculated based on rules required by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth.

          Aggregate Option Exercises and 2000 Year-End Option Values

     Shown below is information relating to the exercise of stock options during the year ended December 31, 2000, for each of the Named Executive Officers, and the year-end value of unexercised options.

                                                   Number of Securities         Value of
                                                        Underlying         Unexercised in-the-
                                                    Unexercised Options     Money Options at
                      Shares                            at Year-End             Year-End
                     Acquired                         (Exercisable/          (Exercisable/
Name               on Exercise    Value Realized      Unexercisable)        Unexercisable)(1)
----               -----------    --------------      --------------        -----------------
Brian Fargo             --              --            215,000/435,000       $35,000/$105,000
Herve Caen              --              --                  0/0                  $0/$0
Manuel Marrero          --              --            150,000/150,000        $93,375/$18,375

-------------------
(1) Represents an amount equal to difference between the closing sale price for the Company's common stock on the Nasdaq National Market on December 29, 2000, and the option exercise price, multiplied by the number of unexercised in-the-money options.

Employment Agreements

     The Company has entered into an employment agreement with Brian Fargo for a term of three years through November 2002, pursuant to which he currently serves as the Company's Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provides for a base salary of $250,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Fargo is terminated without cause or resigns for good reason as set forth in the agreement, the Company is required to pay Mr. Fargo 150% of his base salary and 75% of his imputed annual bonuses for the remainder of the term of the agreement, which payments are contingent upon Mr. Fargo's non-competition with the Company, as defined in the agreement. Mr. Fargo is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time. Mr. Fargo has waived payment of $50,000 of his annual salary. He may require the Company to re-commence payment of his full salary at any time.

     The Company has entered into an employment agreement with Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as the Company's President. The employment agreement provides for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time. Mr. Caen waived payment of his salary through October 2000.

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

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of R. Stanley Roach and Keven Baxter. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2000, decisions regarding executive compensation were made by the Compensation Committee. Directors who were members of the Compensation Committee during 2000 were Mr. Barnett and Mr. Roach. None of the 2000 members of the Compensation Committee nor any of the Company's 2000 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

                     REPORT OF THE COMPENSATION COMMITTEE

     The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 2000.

     The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's executive officers and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee met one time during fiscal year 2000.

Compensation Policies and Objectives

     The Company's executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis.

     There are three components to the Company's executive compensation program, as follows:

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

The Compensation Committee did not increase Mr. Fargo's compensation, or award Mr. Fargo any options, during 2000.

Deductibility of Executive Compensation

     The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 2000 will exceed the $1 million limit per officer. The Company's 1991 Stock Option Plan, 1994 Stock Option Plan and 1997 Stock Incentive Plan are structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                         The Compensation Committee of the
                                         Board of Directors

                                         R. Stanley Roach
                                         Keven Baxter


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


Common Stock Price Performance

     Set forth below is a line graph comparing the cumulative Stockholder return on the Company's common stock with the cumulative total return of the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index for the period that commenced June 19, 1998, and ended on December 31, 2000.
The graph assumes $100 invested June 16, 1998, in the Company's common stock, the MG Industry Group 820 (Multimedia/Graphics Software) and the Nasdaq Market Index, with the reinvestment of all dividends. The Performance Graph is not necessarily an indicator of future price performance.



                       [PERFORMANCE GRAPH APPEARS HERE]

                                       MG Industry Group 820
                       Interplay            (Multimedia/         Nasdaq
Measurement Date   Entertainment Corp.    Graphics Software)   Market Index
----------------   -------------------    ------------------   ------------
     06/19/98             100.00                 100.00           100.00
     06/30/98              95.83                 100.00           100.00
     09/30/98              53.13                  69.97            90.13
     12/31/98              29.69                  91.60           117.16
     03/31/99              39.58                  88.21           130.90
     06/30/99              43.23                  90.79           142.43
     09/30/99              35.42                 102.04           144.75

   12/31/99         48.96            124.56              213.79
    3/31/00         58.33            133.04              243.25
    6/30/00         43.75            112.67              209.22
    9/30/00         63.55            118.78              193.07
   12/31/00         42.72             89.98              129.74

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of April 23, 2001, for
(i) each person (or group of affiliated persons) who is known by the Company to own beneficially five percent or more of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                             Shares        Percentage of
                                          Beneficially      Outstanding
Name and Address of Beneficial Owner        Owned(1)       Shares Owned
-------------------------------------       --------       ------------
Brian Fargo                               4,619,378(2)         11.7%
     16815 Von Karman Avenue
     Irvine, CA  92606
Universal Studios, Inc.                   4,658,216            12.2%
     100 Universal City Plaza
     Universal City, CA  91608
Titus Interactive SA                     28,859,647(3)         53.1%
Herve Caen (4)
Eric Caen (4)
     20432 Corisco Street
     Chatsworth, CA 91311
Manuel Marrero                              150,000(5)           *
Richard S.F. Lehrberg                       678,074(6)          1.7%
Keven F. Baxter                                 0                *
R. Stanley Roach                              4,000(7)           *
All Directors and Executive Officers
 as a Group (7 persons)                  38,969,315(8)         69.5%
----------------

* Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 23, 2001, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) Includes 1,115,000 shares subject to warrants and options exercisable within 60 days of April 23, 2000.
(3) Includes 460,000 shares subject to warrants exercisable within 60 days of April 23, 2000, and 15,582,392 shares issuable upon conversion of shares of Series A Preferred Stock held by Titus if such conversion occurred on April 23, 2001. Titus holds 719,240 shares, or 100%, of the Company's Series A Preferred Stock.
(4) Messrs. Herve Caen and Eric Caen, who are officers, directors and principal shareholders of Titus, disclaim beneficial ownership of the shares held by Titus, except to the extent of the pecuniary interest therein.
(5) Consists of 150,000 shares subject to options exercisable within 60 days of April 23, 2000.
(6) Includes 510,374 shares subject to options exercisable within 60 days of April 23, 2000.
(7) Consists of 4,000 shares subject to options exercisable within 60 days of April 23, 2000.
(8) Includes 2,320,874 shares subject to warrants and options exercisable within 60 days of April 23, 2000, and 15,582,392 shares issuable upon conversion of shares of Series A Preferred Stock held by Titus if such conversion occurred on April 23, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Fargo

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

     In April 2001, the Company borrowed $3 million from Mr. Fargo for the purpose of repaying the outstanding balance on its line of credit from Titus. The Fargo loan is for a term of one year, bears interest at an annual rate of 10%, and is otherwise subject to the terms of a Secured Promissory Note and a Security Agreement with Mr. Fargo, both dated April 12, 2001. Also in April 2001, Mr. Fargo gave a $2 million personal guaranty of the Company's line of credit from LaSalle Business Credit, Inc. In consideration for the loan and guaranty, the Company issued to Mr. Fargo a three-year Warrant for 500,000 shares of the Company's Common Stock, exercisable at $1.75 per share.

     In connection with an acquisition of the Company's stock by Universal Studios, Inc. in 1994, the Company's Board of Directors awarded Mr. Fargo a bonus of $1 million. Mr. Fargo deferred payment of the bonus, and there is currently a remaining unpaid balance of $282,000.

Transactions with Titus and Fargo

     In March 1999, the Company entered into a Stock Purchase Agreement with Titus Interactive SA and Brian Fargo (the "Titus I Agreement"). Under the terms of the Titus I Agreement, the Company issued Two Million Five Hundred Thousand (2,500,000) shares of its common stock to Titus in exchange for consideration of Ten Million Dollars ($10,000,000). Pursuant to the terms of the Stock Purchase Agreement, the purchase price was recalculated based on the average closing price per share of the Company's common stock as reported by Nasdaq during the ten trading days ended June 30, 2000 and the purchase price was recalculated again based on the average closing price per share of the Company's common stock as reported by Nasdaq during the ten trading days ending

August 20, 2000. Pursuant to the June 30, 2000, adjustment, the Company issued to Titus 1,161,771 additional shares of common stock without additional consideration, for a total of 3,661,771 shares, and issued to Titus a promissory note in the principal amount of $1,120,202.90, bearing interest at the rate of 10% per annum and due January 1, 2000. As a result of the August 1999 recalculation, and following stockholder approval of the transaction, the purchase price was adjusted to $2.20, and the number of shares of common stock to be issued under the Titus I Agreement was adjusted to 4,545,455. In August 2000, the Company issued to Titus the remaining 883,684 shares of common stock, and Titus cancelled the June 1999 promissory note.

     In May 1999 the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5,000,000 and the Company and Titus agreed to negotiate certain additional transactions. Pursuant thereto, on July 19, 1999, the Company and Titus entered into a Stock Purchase Agreement (the "Titus II Agreement") providing for the sale and issuance of Six Million Two Hundred Fifty Thousand (6,250,000) shares of Company's common stock to Titus in exchange for total consideration of $25,000,000, including the $5,000,000 previously loaned to the Company. Upon the closing of the Titus II Agreement (the "Closing"), the Company, Titus and Fargo entered into a Stockholder Agreement, pursuant to which
(a) Titus and Fargo would enter into certain voting agreements with respect to the shares of common stock held by them, (b) Titus and Fargo would each grant to the other certain rights of first refusal and tag-along rights with respect to the shares of common stock held by them, (c) the Company would grant to Titus a right of first refusal with respect to the issuance of certain equity securities by the Company, and (d) the Company would agree not to take certain actions without the prior approval of Titus and Fargo. In addition, at the Closing the Company entered into Employment Agreements with each of Brian Fargo and Herve Caen, pursuant to which Messrs. Fargo and Caen are employed as Chief Executive Officer and President, respectively, of the Company, which agreements shall each have an initial term of three years. Titus and Fargo have also entered into an Exchange Agreement, which was consummated concurrent with the Titus II Agreement, pursuant to which Fargo exchanged 2,000,000 shares of the Company's common stock for 96,666 shares of Titus common stock.

     In April 2000, the Company entered into a Stock Purchase Agreement with Titus (the "Titus III Agreement") providing for the issuance to Titus of 719,424 shares of the Company's newly-designated Series A Preferred Stock (the "Preferred Stock") with certain voting and conversion rights, and Warrants to purchase up to 500,000 shares of the Company's common stock, in return for consideration from Titus in the form of $20,000,000 cash and Titus's agreement to certain obligations. Among the obligations that the Titus III Agreement imposed upon Titus were: (i) that Titus provide a $20 million guaranty (the "Titus Guaranty") of the Company's line of credit from Greyrock Capital; (ii) that Titus extend to the Company a $5 million supplemental line of credit; and
(iii) that Titus provide the Company with financial reports required by Greyrock Capital as a condition to the release of $2.5 million in cash collateral held by Greyrock Capital. The Preferred Stock bears a six percent per annum cumulative dividend. The Company was obligated to repay to Titus any amounts that Titus may pay under the Titus Guaranty, and such repayment was secured by a second-priority security interest in the Company's assets. Moreover, as a condition of the Titus Guaranty, the Company granted Titus a right of first refusal on the Company's sale of assets for $100,000 or more. In December 2000 through March 2001, the Company drew approximately $3 million on the Titus line of credit. The Titus line of credit was repaid in full and terminated, and the Titus Guaranty was released, in April 2001.

     Titus can convert the Preferred Stock into the Company's common stock at any time following May 31, 2001. The number of shares of the Company's common stock to be issued upon such conversion is determined by multiplying the number of shares of Preferred Stock to be converted by the conversion ratio applicable at the time. The conversion ratio is defined as a fraction, the numerator of which is the initial purchase price per share of the Preferred Stock, $27.80, and the denominator of which (the "Denominator") is adjustable. The initial Denominator is the lower of $2.78 or 85% of the average market price of the Company's common stock for the 20 trading days preceding the date of conversion. The ratio shall be adjusted to account for stock splits or similar other changes in the Company's capital structure.

     The Company may redeem any unconverted shares of Preferred Stock at the original purchase price, plus accrued but unpaid dividends, at any time prior to its conversion. In addition, the Preferred Stock is entitled to voting power equivalent to the voting power of the shares of the Company's common stock into which the Preferred Stock can be converted, subject to a maximum of 7,619,047 votes.

     There were three Warrants issued in connection with the Titus III Agreement for the purchase of the Company's common stock in the amounts of 350,000 shares, 100,000 shares, and 50,000 shares. All three Warrants are exercisable at $3.79 per share, and are for a term of 10 years. The 350,000 share Warrant and the 50,000 share Warrant are fully exercisable. The 100,000 share warrant is exercisable as to 60,000 shares pursuant to a pre-determined calculation, as provided in that Warrant.

     The Company is obligated to register all of the Company's common stock issued pursuant to the Titus I Agreement and the Titus II Agreement, and all of the common stock issuable upon conversion of the Series A Preferred Stock and the Warrants issued pursuant to the Titus III Agreement.

     In June 2000, the Company and Titus entered into a Technology and Content License Agreement by which Titus licensed the content for the game "Messiah", the trademarks "Mummy" and "Kingpin", and the game engine for Messiah. In connection with such license, Titus paid the Company an advance payment of royalties of $3 million.

Transactions with Titus and Virgin

     In February 1999, the Company acquired a 43.9% interest in VIE Acquisition Group, LLC ("VIE"), the parent entity of Virgin Interactive Entertainment Limited ("Virgin"). Management of VIE was governed by an Operating Agreement, to which the Company became a party. In connection with the acquisition, the Company entered into an International Distribution Agreement with Virgin. Pursuant to the International Distribution Agreement, Virgin hired the Company's European sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. The International Distribution Agreement required the Company to pay certain overhead fees and minimum commissions. Also in connection with the acquisition of equity in Virgin's parent, the Company entered into a Product Publishing Agreement with Virgin pursuant to which the Company published substantially all of Virgin's titles in North and South America and Japan. The Company, VIE and Virgin also entered into a Termination Agreement which provided terms for the Company's withdrawal as a member of VIE and termination of the International Distribution Agreement.

     In late 1999, Titus acquired the holder of a 50.1% equity interest in VIE. In early 2000, Titus acquired the remaining 6% of VIE.

     In May 2000, the Company and Virgin amended the International Distribution Agreement to, among other things, eliminate the overhead fees and minimum commissions payable by the Company.

     In April 2001, the Company settled certain disputes with Virgin and amended the International Distribution Agreement, the Termination Agreement and the Product Publishing Agreement. As a result of the settlement, VIE redeemed the Company's interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing fee of $333,000 for the period ended June 30, 2001, and monthly overhead fees of $111,000 per month for a nine month period beginning April 2001 and $83,000 per month for a six month period beginning January 2002, with no further commitment for overhead fees for the remainder of the term of the International Distribution Agreement. The Product Publishing Agreement was amended such that it would only cover the publishing rights for a product currently known as "Lotus".

Other Transactions

     Beginning in March 1998, the Company has entered into Indemnification Agreements with all of its directors and executive officers providing for indemnification of such persons by the Company in certain circumstances.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 27th day of April, 2001.

                                  INTERPLAY ENTERTAINMENT CORP.
                                  (Registrant)


                                  By:    /s/ Brian Fargo
                                         -------------------------------------
                                         Brian Fargo
                                         Chief Executive Officer and
                                         Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Brian Fargo            Chief Executive Officer        April 27, 2001
----------------------     and Chairman of the Board
Brian Fargo                (Principal Executive Officer)

                           President and Director         April 27, 2001
----------------------
Herve Caen

/s/ Manuel Marrero         Chief Financial Officer and    April 27, 2001
----------------------     Chief Operating Officer
Manuel Marrero             (Principal Financial and
                           Accounting Officer)

                           Director                       April 27, 2001
----------------------
Eric Caen

         *                 Director                       April 27, 2001
----------------------
Richard S.F. Lehrberg

 /s/ Keven F. Baxter       Director                       April 27, 2001
----------------------
Keven F. Baxter

         *                 Director                       April 27, 2001
----------------------
R. Stanley Roach

*By: /s/ Brian Fargo
     -----------------
     Brian Fargo, Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
  ---               -----------
10.39   Microsoft Corporation Xbox Publisher License Agreement, as supplemented.