Form 10-Q
period 2001-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2001-05-15
CIK 1057232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                    Issued and Outstanding at May 11, 2001
              -----                    --------------------------------------

   Common Stock, $0.001 par value                     38,280,267

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 2001

                               TABLE OF CONTENTS
                                ______________




                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001
         (unaudited) and December 31, 2000                                 3

         Consolidated Statements of Operations for the Three Months
         ended March 31, 2001 and 2000 (unaudited)                         4

         Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 2001 and 2000 (unaudited)                         5

         Notes to Unaudited Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       28

Part II. Other Information

Item 1.  Legal Proceedings                                                28

Item 6.  Exhibits and Reports on Form 8-K                                 28

Signatures                                                                29

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                          ASSETS                         2001           2000
                          ------                     ------------   ------------
                                                      (Unaudited)
Current Assets:                                         (Dollars in thousands)
     Cash                                              $   7,611      $   2,835
     Trade receivables, net of allowances
      of $5,334 and $6,543, respectively                  24,466         28,136
     Inventories                                           3,505          3,359
     Prepaid licenses and royalties                       17,962         17,704
     Other                                                 1,178            772
                                                     ------------   ------------
     Total current assets                                 54,722         52,806

Property and Equipment, net                                5,377          5,331

Other Assets                                               1,448            944
                                                     ------------   ------------
                                                       $  61,547      $  59,081
                                                     ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

Current Liabilities:
     Current debt                                      $  27,181      $  25,433
     Accounts payable                                     16,374         12,270
     Accrued liabilities                                  20,029         14,980
                                                     ------------   ------------
          Total current liabilities                       63,584         52,683
                                                     ------------   ------------

Commitments and Contingencies

Stockholders' Equity (Deficit) (Notes 5 and 10):
     Series A Preferred stock, $.001 par value,
      authorized 5,000,000 shares; issued and
      outstanding, 719,424 shares                         21,103         20,604
     Common stock, $.001 par value, authorized
      100,000,000 shares; issued and outstanding
      30,160,262 and 30,143,636 shares, respectively          30             30
     Paid-in-capital                                      88,768         88,759
     Accumulated deficit                                (112,180)      (103,259)
     Accumulated other comprehensive income                  242            264
                                                     ------------   ------------
          Total stockholders' equity (deficit)
           (Notes 5 and 10)                               (2,037)         6,398
                                                     ------------   ------------
                                                       $  61,547      $  59,081
                                                     ============   ============




  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
                                                       (Dollars in thousands,
                                                       except per share amounts)

Net revenues                                          $   17,313     $   18,143
Cost of goods sold                                        10,485          9,572
                                                      ----------     ----------
Gross profit                                               6,828          8,571

Operating expenses:
  Marketing and sales                                      6,623          4,863
  General and administrative                               2,478          2,561
  Product development                                      5,381          5,635
                                                      ----------     ----------
     Total operating expenses                             14,482         13,059
                                                      ----------     ----------
     Operating loss                                       (7,654)        (4,488)

Other expense:
  Interest expense, net                                      662            916
  Other expense, net                                         106             94
                                                      ----------     ----------
     Total other expense                                     768          1,010
                                                      ----------     ----------
Net loss                                              $   (8,422)    $   (5,498)
                                                      ==========     ==========
Cumulative dividend on participating preferred stock  $      300     $        -
Accretion of warrants on preferred stock                     199              -
                                                      ----------     ----------
Net loss attributable to common stockholders          $   (8,921)    $   (5,498)
                                                      ==========     ==========

Net loss per common share:
  Basic and diluted                                   $    (0.30)    $    (0.18)
                                                      ==========     ==========

Weighted average number of
 common shares outstanding:
  Basic and diluted                                   30,153,572     29,996,585
                                                      ==========     ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------      -------
Cash flows from operating activities:                   (Dollars in thousands)
  Net loss                                               $(8,422)     $(5,498)
  Adjustments to reconcile net loss to
   cash used in operating activities:
   Depreciation and amortization                             629          765
   Changes in assets and liabilities:
     Trade receivables                                     3,620        4,977
     Inventories                                            (146)       1,776
     Prepaid licenses and royalties                         (258)        (435)
     Other current assets                                   (406)        (302)
     Accounts payable                                      4,104       (4,817)
     Accrued liabilities                                    (501)      (4,853)
                                                        --------      -------
       Net cash used in operating activities              (1,380)      (8,387)
                                                        --------      -------

Cash flows from investing activities:
  Purchase of property and equipment                        (579)        (711)
                                                        --------      -------
       Net cash used in investing activities                (579)        (711)
                                                        --------      -------

Cash flows from financing activities:
  Net borrowings on line of credit                         1,748        1,203
  Net proceeds from issuance of notes payable                  -       10,000
  Proceeds from exercise of stock options                      9           21
  (Additions) reductions to restricted cash                    -          (37)
  Proceeds from other advances                             5,000            -
  Payments on other debt                                       -          (37)
                                                        --------      -------
       Net cash provided by financing activities           6,757       11,150
                                                        --------      -------
Effect of exchange rate changes on cash                      (22)           4
                                                        --------      -------
  Net increase in cash                                     4,776        2,056
Cash, beginning of period                                  2,835          399
                                                        --------      -------
Cash, end of period                                      $ 7,611      $ 2,455
                                                        ========      =======

Supplemental cash flow information:
    Cash paid for:
            Interest                                     $   662      $   916
            Income taxes                                       -            -
                                                        ========      =======

Supplemental disclosures of Noncash transactions:
   Acquistion of nine percent interest in Shiny          $   600      $     -
                                                        ========      =======





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

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

Revenue Recognition

  Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". For those agreements that provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales that do not meet the guarantee are recognized as the minimum payments come due. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, the Company permits customers to return or exchange product and may provide price protection on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions, and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves is an estimate and the amount ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expense as incurred.

Factors Affecting Future Performance

  For the three months ended March 31, 2001, the Company incurred a net loss of $8.4 million. However, net cash used in operating activities was $1.4 million as the Company's negative operating results were largely offset by strong trade receivable collections and conservative management of disbursements. During the same period last year, the net cash used in operating activities was $8.4 million.

  In April 2001, the Company obtained a new $15 million three year working capital line of credit with a bank and completed the sale of $12.7 million of Common Stock in a private placement transaction (see Notes 3 and 10).

  The Company believes that funds available under its new line of credit, funds received from the sale of equity securities and anticipated funds from operations including licensing and distribution transactions should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


least through March 31, 2002 (See Notes 3 and 10). However, there can be no assurance that the Company will be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond March 31, 2002.

  In addition to the continuing risks related to the Company's future liquidity, the Company also faces numerous other risks associated with its industry. These risks include dependence on new platform introductions by hardware manufacturers, new product introductions by the Company, product delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns.

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

Note 2.  Inventories

  Inventories consist of the following:
                                                       March 31,   December 31,
                                                         2001          2000
                                                       ---------   -----------
                                                        (Dollars in thousands)

Packaged software                                        $2,992       $2,628
CD-ROMs, cartridges, manuals, packaging  and supplies       513          731
                                                         ------       ------
                                                         $3,505       $3,359
                                                         ======       ======



Note 3.  Current Debt

  Current debt consists of the following:

                                                       March 31,   December 31,
                                                         2001          2000
                                                       ---------   -----------
                                                        (Dollars in thousands)

Loan agreement                                          $24,106      $24,433
Supplemental line of credit from Titus                    3,075        1,000
                                                        -------      -------
                                                        $27,181      $25,433
                                                        =======      =======

Loan Agreement

  Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (5.29 percent at March 31, 2001 and 6.78 percent at December 31, 2000) plus 4.87 percent (10.16 percent at March 31, 2001 and 11.65 percent at December 31, 2000). The Loan Agreement provided for maximum borrowings of $25 million, limited to $7 million in excess of its borrowing base, which was based on qualifying receivables and inventory. At March 31, 2001, the Company had availability of $900,000 on its line of credit. In addition, the Company was required to maintain the $5 million personal guarantee from the Company's Chairman and Chief Executive Officer ("Chairman") and Titus was required to provide a $20 million corporate guarantee. In April 2001, the Company replaced its line of credit under a loan and security agreement with a new bank (see Note 10).

Supplemental line of credit from Titus

  In April 2000, the Company secured a $5 million supplemental line of credit with Titus expiring in May 2001. Amounts borrowed under this line are subject to interest at the maximum legal rate for parties other than financial institutions, currently 10 percent per annum, payable quarterly. In connection with this line of credit, Titus received a warrant for up to 100,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010 and is exercisable if and to the extent that the Company borrows under the line of credit, as defined. The Company's availability under the supplemental line of credit was approximately $2 million as of March 31, 2001. In April 2001, the total outstanding balance plus accrued interest in the aggregate amount of approximately $3.1 million was paid in full and the commitment under the supplemental line of credit terminated (see Note 10).

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 4.  Commitments and Contingencies

  The Company and the former owner of Shiny Entertainment ("Shiny") had a dispute over additional cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, settled the dispute with the former owner of Shiny, and provided for the Company to acquire the remaining nine percent equity interest in Shiny for $600,000 payable in installments of cash and stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company.

  Virgin Interactive Entertainment Limited ("Virgin") had disputed an amendment effective as of January 2000 to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to $9.3 million annually, subject to reductions by the amount of commissions earned by Virgin on its distribution of the Company's products. The Company settled this dispute with Virgin in April 2001 (see Note 10).

  In March 2001, the Company entered into a supplement to a licensing agreement under which it received an advance of $5 million. The advance is to be repaid at $20 per unit upon the sale of product under this agreement, as defined. If the full amount of the advance is not paid by June 2003, then the remaining outstanding balance is subject to interest at the prime rate plus one percent. This advance has been included in accrued liabilities on the accompanying consolidated balance sheet.

Note 5.  Stockholders' Equity

  In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75, and one half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, only if prior to this date, the Company's Common Stock as reported by Nasdaq does not exceed $2.75 for a period of 20 consecutive trading days during the 90 day period following the closing. The warrants must be exercised by the holder if the Company's Common Stock trades at or above $3.00 during such period. If the Company issues additional shares of Common Stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in April 2006. The transaction provides for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. (see Note 10).

Note 6.  Net Loss Per Share

  Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and warrants is anti-dilutive.

  The impact of the Preferred Stock conversion rights into Common Stock shares were excluded from the loss per share computation at March 31, 2001 and 2000. There were options and warrants outstanding to purchase 4,489,967 and 3,561,780 shares of Common Stock at March 31, 2001 and 2000, respectively, and there were 484,848 shares of restricted Common Stock at March 31, 2001 and 2000, which were excluded from the loss per share computation. The weighted average exercise price of the outstanding options and warrants at March 31, 2001 and 2000 was $3.04 and $3.23, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 7.  Comprehensive Loss

  Comprehensive loss consists of the following:
                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      2001          2000
                                                    --------      --------
                                                    (Dollars in thousands)
Net loss                                            $(8,422)      $(5,498)
Other comprehensive loss, net of income taxes:
   Foreign currency translation adjustments             (22)            4
                                                    --------      --------
   Total comprehensive loss                         $(8,444)      $(5,494)
                                                    ========      ========

  During the three months ended March 31, 2001 and 2000, the net effect of income taxes on comprehensive loss was immaterial.

Note 8.  Related Parties

Distribution and Publishing Agreements

  In connection with the amended International Distribution Agreement with Virgin, the Company incurred distribution commission expense of $241,000 and $772,000 for the three months ended March 31, 2001 and 2000, respectively.

  In connection with the Product Publishing Agreement with Virgin, the Company earned $20,000 and zero for performing publishing and distribution services on behalf of Virgin during the three months ended March 31, 2001 and 2000, respectively. As part of terms of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin (see Note 10).

  As of March 31, 2001 and December 31, 2000, Virgin owed the Company $9.3 million and $12.1 million and the Company owed Virgin $6.9 million and $4.8 million, respectively. The net amounts due to the Company from Virgin as of December 31, 2000, were paid in full in April 2001.

  The Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services during the three months ended
March 31, 2001 and 2000, the Company recognized distribution fee revenue of $20,000 and $400,000, respectively.

  As of March 31, 2001 and December 31, 2000, Titus owed the Company $272,000 and $280,000 and the Company owed Titus $3.1 million and $1.1 million, respectively, including amounts owed under the supplemental line of credit (see
Note 3).

Investment in Affiliate

  The Company accounts for its investment in VIE Acquisition Group LLC ("VIE") in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three months ended March 31, 2001 and 2000. In April 2001, VIE fully redeemed the Company's membership interest in VIE in connection with the April 2001 settlement between Virgin and the Company.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 9. Segment and Geographical Information

  The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2001         2000
                                                          --------    --------
Net revenues:                                            (Dollars in thousands)
     United States                                        $ 17,313    $ 18,100
     United Kingdom                                              -          43
                                                          --------    --------
       Consolidated net revenues                          $ 17,313    $ 18,143
                                                          ========    ========
Operating loss:
   United States                                          $ (7,353)   $ (4,205)
   United Kingdom                                             (301)       (283)
                                                          --------    --------
       Consolidated loss from operations                  $ (7,654)   $ (4,488)
                                                          ========    ========
 Expenditures made for the acquisition
    of long-lived assets:
      United States                                       $    570    $    711
      United Kingdom                                             9           -
                                                          --------    --------
        Total expenditures for
          long-lived assets                               $    579    $    711
                                                          ========    ========


  Net revenues by geographic regions were as follows:

                                          Three Months Ended March 31,
                                  --------------------------------------------
                                         2001                     2000
                                  -------------------     --------------------
                                  Amount      Percent      Amount     Percent
                                  -------     -------     --------    --------
                                            (Dollars in thousands)
North America                     $11,578       66.9 %    $10,019        55.2 %
Europe                              3,665       21.2        4,919        27.1
Rest of World                         712        4.1        1,064         5.9
OEM, royalty and
   licensing                        1,358        7.8        2,141        11.8
                                  -------     ------      -------     -------
                                  $17,313      100.0 %    $18,143       100.0 %
                                  =======     ======      =======     =======


  Net investments in long-lived assets by geographic regions were as follows:


                                       March 31,              December 31,
                                         2001                    2000
                                  -------------------     --------------------
                                  Amount      Percent      Amount     Percent
                                  -------     -------     --------    --------
                                            (Dollars in thousands)
United States                     $ 6,689       98.0 %    $ 6,139        97.8 %
United Kingdom                         80        1.2           76         1.2
OEM, royalty and
   licensing                           56        0.8           60         1.0
                                  -------     ------      -------     -------
                                  $ 6,825      100.0 %    $ 6,275       100.0 %
                                  =======     ======      =======     =======

                 INTERPLAY ENTERTAINMENT CORP. AND SUSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 10. Subsequent Events

Replacement of Credit Facility

  In April 2001, the Company entered into a new three year loan and security agreement with a bank providing for a $15 million working capital line of credit. Advances under the line are limited to an advance formula of qualified accounts receivable and inventory, and bear interest at the bank's prime rate, or at LIBOR plus 2.5% at the Company's option. The line is subject to review and renewal by the bank on April 30, 2002 and 2003, and is secured by substantially all of the Company's assets, plus a personal guarantee from the Chairman of $2 million, secured by $1 million in cash. The line requires that the Company meet certain financial covenants set forth in the agreement. The funds available from this transaction have been used to retire current debt under the Loan Agreement (see Note 3) existing at March 31, 2001, and to fund future operations.

Sale of Common Stock

  In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in April 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. The funds available from this transaction have been used to retire current debt under the Loan Agreement (see Note 3) existing at March 31, 2001, and to fund future operations.

Settlement of Dispute with Virgin Interactive Entertainment Limited

  In April 2001, the Company settled a dispute with Virgin (see Note 4) and amended the International Distribution Agreement, the Termination Agreement and the Product Publishing Agreement entered into in February 10, 1999. As a result of the settlement, Virgin dismissed its claim for overhead fees, VIE Acquisition Group LLC ("VIE") fully redeemed the Company's membership interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for a nine month period beginning April 2001, and $83,000 per month for a six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. The Company used the $3.1 million to pay down its previous line of credit.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Unaudited Pro-forma Condensed Balance Sheet

  In April 2001, current debt was reduced by approximately $18.7 million. The following pro-forma balance sheet reflects the Company's financial position as if the new financing, including the private placement of Common Stock, and the new working capital line of credit had been completed as of March 31, 2001.

                         UNAUDITED PRO-FORMA CONDENSED
                          CONSOLIDATED BALANCE SHEET

                                March 31, 2001


                                                      Actual           Adjustment             Pro-forma
                                                     ------------------------------------------------------
                                                                 (Dollars in thousands)
                 ASSETS
                 ------
Current Assets:
     Cash                                                 $   7,611         $ 11,546 (1)
                                                                               3,132 (2)
                                                                               3,000 (3)
                                                                              (3,075)(5)
                                                                             (18,606)(6)        $   3,608
     Trade receivables, net                                  24,466           (7,926)(2)           16,540
     Inventories                                              3,505                                 3,505
     Prepaid licenses and royalties                          17,962                                17,962
     Other                                                    1,178                                 1,178
                                                          ---------                            ----------
     Total current assets                                    54,722                                42,793
                                                          ---------                            ----------
Property and Equipment, net                                   5,377                                 5,377
Other Assets                                                  1,448                                 1,448
                                                          ---------                            ----------
                                                          $  61,547                             $  49,618
                                                          =========                            ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current Liabilities:
     Current debt                                         $  27,181         $ (3,000)(3)
                                                                               5,500 (4)
                                                                              (5,500)(4)
                                                                               3,075 (5)
                                                                              18,606 (6)        $   8,500
     Accounts payable                                        16,374            4,794 (2)           11,580
     Accrued liabilities                                     20,029                                20,029
                                                          ---------                            ----------
          Total current liabilities                          63,584                                40,109
                                                          ---------                            ----------
Commitments and Contingencies

Stockholders' Equity:
     Series A Preferred stock, $.001 par value,
        authorized 5,000,000 shares;
        issued and outstanding 719,424 shares                21,103                                21,103
     Common stock, $.001 par value,
        authorized 100,000,000 shares;
        issued and outstanding 30,160,262 and
        38,287,032 proforma  shares                              30               (8)(1)               38
     Paid-in capital                                         88,768          (11,538)(1)          100,306
     Accumulated deficit                                   (112,180)                             (112,180)
     Accumulated other comprehensive income                     242                                   242
                                                          ---------                            ----------
          Total stockholders' equity                         (2,037)                                9,509
                                                          ---------                            ----------
                                                          $  61,547                            $   49,618
                                                          =========                            ==========

---------------
(1) Company received net cash proceeds of $11.5 million from its private placement of Common Stock.
(2) Company received net cash proceeds of $3.1 million from Virgin, which represents payment in full of $7.9 million owed to the Company and payment of $4.8 million owed to Virgin.
(3) Company received a $3 million loan from its Chairman.
(4) Company borrowed $5.5 million from its new line of credit to pay down its old line of credit.
(5) Company used $3.1 million in cash to payoff Titus supplemental line of credit.
(6) Company used $18.6 million of cash to payoff its old line of credit.


Loan from Chairman and Chief Executive Officer

  In April 2001, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to the Company and the $2 million guarantee on behalf of the Company for the new credit facility, the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, expiring in April 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

  The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

  This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will achieve its operating plans, generate positive cash flow in the future or that the Company will be able to obtain financing on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations or that the Company will remain in compliance with its line of credit or be able to renew or replace such line. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance," below as well as the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

  The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:


                                                 Three Months Ended
                                                    March 31,
                                      ------------------------------------------
                                            2001                   2000
                                      ------------------    --------------------
                                                % of Net                % of Net
                                       Amount   Revenues     Amount     Revenues
                                      -------   --------    --------    --------
                                              (Dollars in thousands)
Net revenues                          $17,313     100.0%     $18,143      100.0%
Cost of goods sold                     10,485      60.6%       9,572       52.8%
                                      -------   --------    --------    --------
   Gross profit                         6,828      39.4%       8,571       47.2%
                                      -------   --------    --------    --------

Operating expenses:
     Marketing and sales                6,623      38.3%       4,863       26.8%
     General and administrative         2,478      14.3%       2,561       14.1%
     Product development                5,381      31.1%       5,635       31.1%
     Total operating expenses          14,482      83.7%      13,059       72.0%
                                      -------   --------    --------    --------

Operating loss                         (7,654)    -44.1%      (4,488)     -24.6%
Other expense                             768       4.4%       1,010        5.6%
                                      -------   --------    --------    --------

Net loss                              $(8,422)    -48.5%     $(5,498)     -30.2%
                                      =======   ========    ========    ========

Net revenues by geographic region:
     North America                    $11,578      66.9%     $10,019       55.2%
     International                      4,377      25.3%       5,983       33.0%
     OEM, royalty and licensing         1,358       7.8%       2,141       11.8%

Net revenues by platform:
     Personal computer                $12,285      71.0%     $12,962       71.4%
     Video game console                 3,670      21.2%       3,040       16.8%
     OEM, royalty and licensing         1,358       7.8%       2,141       11.8%


North American, International and OEM, Royalty and Licensing Net Revenues

  Overall, net revenues for the three months ended March 31, 2001 decreased 5 percent compared to the same period in 2000. The increase in North American net revenues for the three months ended March 31, 2001 was primarily due to higher sales volume on fewer title releases across multiple platforms this year as compared to last year and increased revenue from the Company's back-catalog of PC based titles. The Company believes that this results from the Company's efforts of a more focused product planning and release schedule of less, but higher quality titles and increased promotion and retail sell-through of previously released titles. The Company expects that future North American net revenues in 2001 will increase compared to 2000. The 27 percent decrease in international net revenues was primarily due to releasing only the English version of Fallout Tactics (PC) in the applicable international territories. The Company expects to release foreign language versions of this title in the second quarter of 2001. The Company expects that international net revenues in 2001 will increase compared to 2000. OEM, royalty and licensing net revenues decreased 37 percent in the three months ended March 31, 2001 compared to the same period in 2000 due primarily to a decrease in the volume of transactions resulting from the general market decrease in personal computer sales affecting this sector of the business. The Company expects that future OEM, royalty and licensing net revenues in 2001 will increase as compared to 2000.

Platform Net Revenues

  PC net revenues decreased 5 percent during the three months ended March 31, 2001 compared to the same period in 2000. The Company released two titles in the 2001 period, Icewind Dale: Heart of Winter and Fallout Tactics, as compared to nine titles in the 2000 period. The decrease in net PC revenues from fewer title releases and higher than anticipated returns was partially offset by the 2001 period titles having higher sales volume as compared to the 2000 period title releases. The Company believes that this is a result of the Company's efforts of a more focused product planning and release schedule of less, but higher quality titles. Furthermore, the decrease in net PC revenues for the 2001 period was attributable to releasing only the English version of Fallout Tactics in the applicable international territories. The Company expects to the release of foreign language versions of this title in the second quarter of 2001. The Company expects its PC net revenues to decrease in 2001 compared to 2000 due to its increased focus on next generation console titles. Video game console net revenues increased 21 percent in the three months ended March 31, 2001 compared to the same period in 2000 due to higher unit sales and strong sales of previously released back catalog product. The Company released one video game console title MDK 2: Armageddon, in North America during the three months ended March 31, 2001 compared to one worldwide title release and one North America title release in the same period last year. The Company expects to release the localized versions of this title in the second quarter of 2001. The Company expects its video game console net revenues to increase in 2001 compared to 2000 as a result of a substantial increase in planned major title releases for new generation game consoles in 2001.

Cost of Goods Sold; Gross Profit Margin

  Cost of goods sold increased and gross profit margin decreased in the three months ended March 31, 2001 compared to the same period in 2000 due to increased sales of console product which normally have higher cost of goods than PC and higher amortization of prepaid royalties on externally developed products, including approximately $750,000 in write-offs of canceled development projects. The Company expects its cost of goods sold to increase in the second half of 2001 as compared to 2000 due to an expected higher net revenues base and a higher proportion of console titles released. The Company expects its gross profit margin in 2001 to decrease as compared to 2000 due to an increase in console title releases which typically have a higher cost of goods relative to net revenues. However, the Company expects to have higher gross profit in absolute dollars on an increased net revenue base in 2001 compared to 2000.

Marketing and Sales

  Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The increase in marketing and sales expenses for the three months ended March 31, 2001 compared to the 2000 period is attributable primarily to increased world-wide advertising and retail marketing support expenditures that increased promotion and retail sell-through of previously released titles. The Company expects its marketing and sales expenses to increase in 2001 as compared to 2000, due to decreased advertising and retail marketing support expenditures and lower personnel costs, offset by the overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement between Virgin and the Company.

General and Administrative

  General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2001 were slightly less than the same three month period last year. The Company is continuing its efforts to reduce North American operating expenses and expects its general and administrative expenses to decrease in 2001 as compared to 2000.

Product Development

  Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The decrease in product development expenses for the three months ended March 31, 2001 is primarily due to higher expenditures in the 2000 period associated with resources dedicated to completing one major internally developed title, which did not recur in the current period. The Company expects its product development expenses to remain approximately constant in absolute dollars in 2001 as compared to 2000.

Other Expense, net

  Other expense consists primarily of interest expense on the Company's line of
credit and foreign currency exchange transaction losses.   Other expense
decreased in the three months ended March 31, 2001 compared to the same period in 2000 due to decreased interest expense on lower total debt.

Liquidity and Capital Resources

  The Company has funded its operations to date primarily through the use of lines of credit, from royalty and distribution fee advances, through cash generated by the private sale of securities, from its proceeds of the initial public offering and from results of operations.

   As of March 31, 2001 the Company's principal sources of liquidity included cash of $7.6 million and availability under the Company's lines of credit. In April 2001, the Company repaid all amounts outstanding on its lines of credit, such lines of credit were terminated and the Company secured a new line of credit from a bank bearing interest at the lender's prime rate, or at LIBOR plus
2.5 percent, at the Company's option. Such line of credit provides for borrowings and letters of credit of up to $15 million based in part upon qualifying receivables and inventory. Under the line of credit the Company is required to maintain a $2 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). Such line of credit has a term of three years, subject to review and renewal by the bank on April 30 of each year.

  In addition, in April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's Common Stock as reported on Nasdaq equals or exceeds $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met.

  In April 2001, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to the Company and the $2 million guarantee he provided under the new line of credit from a bank, the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, expiring in April 2011.

  The Company's primary capital needs have historically been to fund working capital requirements necessary to fund its net losses, its sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. The Company's operating activities used cash of $1.4 million during the three months ended March 31, 2001, primarily attributable to the net loss for the year, partially offset by a decrease in accounts receivable and an increase in accounts payable. Cash provided by financing activities of $6.8 million for the three months ended March 31, 2001 consisted primarily of the proceeds from an advance for the development of future titles on a next generation video game console and borrowings on the Company's line of credit. Cash used in investing activities of $0.6 million for the three months ended March 31, 2001 consisted of normal capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any future capital expenditures.

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

  The Company believes that funds available under its new line of credit, amounts received from the equity financings transactions discussed above, amounts to be received under various product license and distribution agreements and anticipated funds from operations should be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through March 31, 2002. See "Factors Affecting Future Performance--We may need to raise additional capital in the future."

FACTORS AFFECTING FUTURE PERFORMANCE

  Our future operating results depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

We may need to raise additional capital in the future.

  We used net cash in operations of $1.4 million and $23.2 million during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. At March 31, 2001, we have negative working capital of $8.9 million. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash, lines of credit and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we issue additional equity securities, our existing stockholders could suffer a large amount of dilution in their ownership. In the event we have to raise additional working capital from other sources, we cannot assure you that we will be able to raise additional working capital on acceptable terms, if at all. In the event we cannot raise additional working capital, we would have to take additional actions to continue to reduce our costs, including selling or consolidating certain operations, delaying, canceling or scaling back product development and marketing programs and other actions. These measures could materially and adversely affect our ability to publish successful titles, and these measures may not be enough to generate operating profits. We might have to get the approval of other parties, including our senior lender and/or Titus, for some of these measures, and we cannot assure you that we would be able to obtain those approvals. In addition, there is a risk that our Common Stock may be delisted from the Nasdaq National Market (see "If we are unable to maintain our listing on the Nasdaq National Market, our stock price could be harmed significantly," below). If such delisting were to occur, our ability to raise equity capital could be significantly impaired.

Our business is highly seasonal, and our operating results may fluctuate significantly in future periods.

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

We have incurred significant net losses in recent periods, which may continue in the future.

  We have experienced significant net losses in recent periods, including losses of $8.4 million and $12.1 million for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively. These losses resulted largely from lower than expected worldwide sales of certain title releases, as well as from operating expense levels that were high relative to our revenue level. We may experience similar problems in current or future periods and we may not be able to generate sufficient net revenues or adequate working capital, or bring our costs into line with revenues, so as to attain or sustain profitability in the future.

If we fail to introduce new products on a timely basis, or if our products contain defects, our business could be harmed significantly.

  Our products typically have short life cycles, and we depend on the timely introduction of successful new products to generate net revenues, to fund operations and to replace declining net revenues from older products. These new products include enhancements of or sequels to our existing products and conversions of previously released products to additional platforms. If in the future, for any reason, net revenues from new products fail to replace declining net revenues from existing products, our business, operating results and financial condition could be materially adversely affected. The timing and success of new interactive entertainment software product releases remains unpredictable due to the complexity of product development, including the uncertainty associated with new technology. The development cycle of new products is difficult to predict but typically ranges from 12 to 24 months with six to 12 months for adapting a product to a different technology platform. The success of any particular software product can also be negatively impacted by delays in the introduction, manufacture or distribution of the platform for which the product was developed (see "If we fail to anticipate changes in video game platforms and technology, our business will be harmed."). In the past, we have frequently experienced significant delays in the introduction of new products, including certain products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with a product, any delay in the introduction of, or the presence of a defect in, one or more new products expected in a period could have a material adverse effect on the ultimate success of these products and on our business, operating results and financial condition. The cost of developing and marketing new interactive entertainment software has increased in recent years due to such factors as the increasing complexity and content of interactive entertainment software, the increasing sophistication of hardware technology and consumer tastes and the increasing costs of obtaining licenses for intellectual properties. We expect this trend to continue. We cannot assure you that our new products will be introduced on schedule, if at all, or that, if introduced, these products will achieve significant market acceptance or generate significant net revenues for us. In addition, software products as complex as the ones we offer may contain undetected errors when first introduced or when new versions are released. We cannot assure you that, despite testing prior to release, errors will not be found in new products or releases after shipment, resulting in loss of or delay in market acceptance. This loss or delay could have a material adverse effect on our business, operating results and financial condition.

If our products do not achieve broad market acceptance, our business could be harmed significantly.

  Consumer preferences for interactive entertainment software are always changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved continued market acceptance. Instead, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in our industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. We expect the importance of introducing hit titles to increase in the future. We cannot assure you that our new products will achieve significant market acceptance, or that we will be able to sustain this acceptance for a significant length of time if we achieve it. We also cannot assure you that product life cycles will be sufficient to permit us to recover product development and other associated costs. Most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. We believe that these trends will continue in our industry and that our future revenue will continue to be dependent on the successful production of hit titles on a continuous basis. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. Further, if we do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant markdown allowances to maintain our relationship with retailers and our access to distribution channels. We cannot assure you that higher than expected product returns and markdowns will not occur in the future. In the event that we are forced to accept significant product returns or grant significant markdown allowances, our business, operating results and financial condition could be materially adversely affected.

Titus Interactive SA may exert a high degree of control over our management.

  Titus currently owns 12,817,255 shares, or approximately 34 percent, of our outstanding Common Stock, and 719,424 shares of our Series A Preferred Stock that have voting power equivalent to up to 7,619,047 shares of Common Stock. As such, Titus currently holds approximately 45 percent of the total voting power of our stock. Commencing June 1, 2001, Titus may convert each such share, to the extent not previously redeemed by us, into a number of shares of our Common Stock determined by dividing $27.80 by the lesser of (a) $2.78 and (b) eighty-five percent (85%) of the average closing price per share as reported by Nasdaq for the twenty (20) trading days preceding the date of conversion. If converted on May 1, 2001, the Series A Preferred Stock would be convertible into an aggregate of approximately 14.9 million shares of our Common Stock. Titus also holds warrants for up to 460,000 shares of our Common Stock, exercisable at $3.79 per share, expiring in April 2010. In connection with Titus' investment, Herve Caen, Titus' chairman and chief executive officer, serves as our president and as a member of our Board of Directors, and Herve Caen's brother Eric Caen, who is president and a director of Titus, also serves on our Board of Directors. As a consequence, Titus holds significant voting power with respect to the election of our Board of Directors and the right of approval of certain significant corporate actions, and Herve Caen and Eric Caen have substantial authority over our operations. Titus may, under certain circumstances, be able to elect as many as four of the seven members of the Board of Directors. As such, Titus may be able to exercise a high degree of control over our management. This control could prevent or hinder a sale of the Company on terms that are not acceptable to Titus. Moreover, Titus holds interests that may vary from those of the Company and its other stockholders, and Titus may exercise its control of the Company in the furtherance of such outside interests.

If we are unable to maintain our listing on the Nasdaq National Market, our stock price could be harmed significantly.

  Our Common Stock is currently quoted on the Nasdaq National Market under the symbol "IPLY." For continued inclusion on the Nasdaq National Market, a company must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. As of December 31, 1999, we were not in compliance with the minimum net tangible assets requirement, and did not return to compliance with that requirement until April 14, 2000. We were subject to a hearing before a Nasdaq Listing Qualifications Panel, which determined to continue the listing of our Common Stock on the Nasdaq National Market subject to certain conditions, all of which we have fulfilled. As of March 31, 2001, we were not in compliance with the minimum net tangible assets requirement, and did not return to compliance with that requirement until April 10, 2001. If we fail to satisfy the listing standards on a continuous basis, our Common Stock may be removed from listing on the Nasdaq National Market. If our Common Stock were delisted from the Nasdaq National Market, trading of our Common Stock, if any, would be conducted on the Nasdaq Small Cap Market, in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of our Common Stock would most likely be reduced as a result.

  In addition, Nasdaq requires that a company's Audit Committee have two members, and beginning June 14, 2001 will require three. Our Audit Committee currently has two members. As such, we will have to identify and secure the services of an additional suitable candidate for our Audit Committee in order to maintain compliance with this listing requirement. Any failure to do so could lead to our Common Stock being delisted from the Nasdaq National Market.

Our Distribution Agreement with Virgin subjects us to certain risks.

  In connection with our acquisition of a 43.9 percent membership interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin Interactive Entertainment Limited ("Virgin"), in February 1999, we signed an International Distribution Agreement with Virgin. Under this Agreement, we appointed Virgin as our exclusive distributor for substantially all of our products in Europe, the CIS, Africa and the Middle East, subject to certain reserved rights, for a seven-year period. We pay Virgin a distribution fee for marketing and distributing our products, as well as certain direct costs and expenses. Virgin has been inconsistent in meeting its obligations to deliver to us the proceeds obtained from their distribution of our products. Because of the exclusive nature of the Agreement, if Virgin were to continue to be inconsistent in meeting its obligations to deliver to us proceeds from distribution, or were to experience problems with its business, or otherwise to fail to perform under the Agreement, our business, operating results and financial condition could be materially and adversely affected.

  In the April 2001 settlement between Virgin and us, VIE fully redeemed our membership interest in VIE. In addition, Virgin paid us $3.1 million owed to us, dismissed its claim for past overhead fees, reduced the minimum monthly overhead fee payable to Virgin to $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, and eliminated the minimum overhead commitment commencing July 2002 and for the remaining term of the International Distribution Agreement.

We are dependent on Third Party Software Developers, which subjects us to certain risks.

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

If we fail to anticipate changes in video game platforms and technology, our business could be harmed.

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

Our industry is intensely competitive.

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

  We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include:

  . Electronic Arts Inc.
  . Activision, Inc.
  . Infogrames Entertainment
  . Microsoft Corporation
  . LucasArts Entertainment Company
  . Midway Games Inc.
  . Acclaim Entertainment, Inc.
  . Vivendi Universal Interactive Publishing
  . Ubi Soft Entertainment Publishing
  . The 3DO Company
  . Take Two Interactive Software, Inc.
  . Eidos PLC
  . THQ Inc.

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

Our dependence on our distribution channels exposes us to certain risks.

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

  We are exposed to the risk of product returns and markdown allowances with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide markdown allowances to our customers to manage our customers' inventory levels in the distribution channel. Although we maintain a reserve for returns and markdown allowances, and although our agreements with certain of our customers place certain limits on product returns and markdown allowances, we could be forced to accept substantial product returns and provide markdown allowances to maintain our relationships with retailers and our access to distribution channels. Product return and markdown allowances that exceed our reserves could have a material adverse effect on our business, operating results and financial condition. We could experience such high levels of product returns and markdown allowances in future periods, which could have a material adverse effect on our business, operating results and financial condition.

Sales of our Common Stock by our existing stockholders may harm the market for our stock.

  Universal Studios, Inc. currently holds 4,658,216 shares, or 12 percent, of our outstanding Common Stock, all of which are in the process of being registered for resale.

  In 1999, we entered into two Stock Purchase Agreements with Titus, pursuant to which Titus purchased 10,795,455 shares of our Common Stock from us for an aggregate purchase price of $35 million. As part of the agreements, Titus' chairman and chief executive officer became our president, and our chairman and chief executive officer exchanged 2 million personal shares of our Common Stock for an agreed upon number of Titus shares. As a result of these transactions, Titus currently owns approximately 34 percent of our outstanding Common Stock.

  In addition, Titus purchased 719,424 shares of Preferred Stock from us in April 2000. The Preferred Stock is convertible by Titus, redeemable by us at the purchase price under certain circumstances and accrues a six percent dividend per year. Titus may convert each such share, to the extent not previously redeemed by us, into a number of our Common Stock determined by dividing $27.80 by the lesser of (a) $2.78 and (b) 85 percent of the average closing price per share as reported by Nasdaq for the 20 trading days preceding the date of conversion. If converted on May 1, 2001, the Series A Preferred Stock would be convertible into an aggregate of approximately 14.9 million shares of our Common Stock. Titus also holds warrants to purchase up to 460,000 shares of our Common Stock.

  In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in April 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. The funds available from this transaction have been used to retire current debt under the Loan Agreement existing at March 31, 2001, and to fund future operations.

  Employees and directors (who are not deemed affiliates) hold options to buy 3,545,128 shares of Common Stock and warrants to buy 960,000 shares of Common Stock, substantially all of which are eligible for immediate resale. In addition, we may issue options to purchase up to an additional 1,280,027 shares of Common Stock under our stock option plans, which we anticipate will be fully saleable when issued.

  In November 2000, we filed a registration statement to register 11,256,511 shares of Common Stock, and in April 2001, we filed registration statements to register 37,053,316 shares of Common Stock. Sales of substantial amounts of Common Stock into the public market could lower the market price of the Common Stock significantly. Titus, our largest stockholder and the holder of Series A Preferred Stock, and Company officers and directors may under certain circumstances hold more than 60 percent of our outstanding Common Stock. Although such persons are subject to certain restrictions on the transfer of their Interplay stock, future sales by them could depress the market price of the Common Stock. In addition, such sales could also negatively affect our ability to raise capital through the sale of our equity securities, and could increase the dilution to our stockholders resulting from any such sale.

We are subject to certain risks associated with the potential introduction of a majority of Titus' Common Stock into the market.

  We filed a registration statement covering the resale of 10,795,445 shares of Common Stock held by Titus, which will give Titus the ability to sell such shares on the public market. This number of shares represents approximately 28 percent of the outstanding shares of our Common Stock and all of the shares issuable to Titus upon the exercise of its warrants. We have also filed a registration statement to register for resale all of the shares of Common Stock issuable to Titus upon conversion of the Series A Preferred Stock and all of the shares issuable to Titus upon the exercise of its warrants. In the event Titus sells these shares in the public market, such sales could lead to a significant decrease in the public trading price of shares of our Common Stock. Such a decrease in value would affect the price at which you could resell your shares. Such an offering by Titus could also negatively affect our ability to raise capital through the sale of our equity securities, and could increase the dilution to our stockholders resulting from any such sale. Further, because any such sale would be made by our largest single stockholder, such sale might create a negative perception of us and our securities. This perception may heighten any negative effect on the trading price of our Common Stock and our ability to raise capital through the sale of our equity securities.

We are dependent upon third party licenses of content for many of our products.

  Many of our current and planned products, such as our Star Trek, Advanced Dungeons and Dragons, Matrix and the Caesars Palace titles, are based on original ideas or intellectual properties licensed from other parties. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights in 2002. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that acquired properties will enhance the market acceptance of our products based on those properties. We also cannot assure you that our new product offerings will generate net revenues in excess of their costs of development and marketing or minimum royalty obligations, or that net revenues from new product sales will meet or exceed net revenues from existing product sales.

We are dependent on licenses from and manufacturing by hardware companies.

  We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PlayStation 2, as well as video game platforms from Nintendo, Microsoft and Sega. We cannot assure you that we will be able to obtain licenses from hardware companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. In addition, Sony Computer Entertainment, Nintendo, Microsoft and Sega each have the right to approve the technical functionality and content of the Company's products for their respective platforms prior to distribution. Due to the nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could have a material adverse effect on our business, operating results and financial condition.

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

We depend on our key personnel.

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

Our significant international sales expose us to certain risks.

  Our international net revenues accounted for 25 and 33 percent of our total net revenues for the three months ended March 31, 2001 and 2000, respectively. In February 1999, we entered into an International Distribution Agreement with Virgin for the exclusive distribution of our products in selected international territories. We intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide. This expansion will require a great deal of management time and attention and financial resources in order to develop improved international sales and support channels. We cannot assure you, however, that we will be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of inherent risks, including the following:

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

  These factors may have a material adverse effect on our future international net revenues and, consequently, on our business, operating results and financial condition. We currently do not engage in currency hedging activities and for the three months ended March 31, 2001 and the year ended December 31, 2000, our results were negatively impacted by $102,000 and $935,000, respectively due to fluctuations in currency exchange rates. We cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse effect on net revenues from international sales and licensing, and thus on our business, operating results and financial condition.

  In addition, on January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new European currency, the euro. These eleven countries adopted the euro as the common legal currency on that date. We make a significant portion of our sales to these countries. Consequently, we anticipate that the euro conversion will, among other things, create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The euro conversion may also limit our ability to charge different prices for our products in different markets. While we anticipate that the conversion will not cause major disruption of our business, the conversion may have a material effect on our business or financial condition.

We may not be able to protect our proprietary rights.

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

Our software may be subject to governmental restrictions or rating systems.

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

Our directors and officers control a high percentage of our voting stock.

  Including Titus, our directors and executive officers beneficially own voting stock with total of approximately 45 percent of the aggregate Common Stock voting power in the Company. In addition, Titus holds Preferred Stock entitled to 7,619,047 votes, or approximately 20 percent of overall voting power, and in the event Titus converts such shares into Common Stock, the resulting shares could substantially increase Titus' voting power. These stockholders can control substantially all matters requiring our stockholders' approval, including the election of directors (subject to our stockholders' cumulative voting rights) and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control.

We may not be able to successfully implement Internet-based product offerings.

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

Acquisitions may adversely affect our business.

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

Provisions of our charter documents and Delaware law may prevent a change in control.

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

Our stock price is highly volatile.

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

We do not pay dividends on our Common Stock.

We have not paid any cash dividends on our Common Stock and do not anticipate paying dividends in the near future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not have any derivative financial instruments as of March 31, 2001. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

  Interest Rate Risk

  Our working capital line of credit bears interest at either the bank's prime rate or LIBOR, at our option. We have no fixed rate debt. As such, if interest rates increase in the future, our operating results and cashflows could be materially and adversely affected.

  Foreign Currency Risk

  Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We have recognized losses of $102,000 and $89,000 for the three months ended March 31, 2001 and 2000, respectively, and could recognize losses in the future in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.


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



                           INTERPLAY ENTERTAINMENT CORP.




Date:  May 14, 2001        By: /s/ BRIAN FARGO
                               -----------------------
                               Brian Fargo,
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date:  May 14, 2001        By: /s/ MANUEL MARRERO
                               ---------------------
                               Manuel Marrero,
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)