Form 10-Q
period 2001-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2001-08-20
CIK 1057232

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

                 For the transition period from       to

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                    Issued and Outstanding at August 13, 2001
                   -----                    -----------------------------------------
      Common Stock, $0.001 par value                       44,980,708

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 2001

                               TABLE OF CONTENTS

                               ----------------

                                                                          Page
                                                                         Number
                                                                         ------
 Part I.  Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (unaudited)
          and December 31, 2000.......................................      3

          Consolidated Statements of Operations for the Three and Six
          Months ended June 30, 2001 and 2000 (unaudited).............      4

          Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2001 and 2000 (unaudited)....................      5

          Notes to Unaudited Consolidated Financial Statements........      6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     35

 Part II. Other Information

 Item 1.  Legal Proceedings...........................................     36

 Item 5.  Other Information...........................................     36

 Item 6.  Exhibits and Reports on Form 8-K............................     36

 Signatures............................................................    37

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS
Current Assets:
  Cash................................................  $     677   $   2,835
  Trade receivables, net of allowances of $5,150 and
   $6,543, respectively...............................     11,780      28,136
  Inventories.........................................      2,358       3,359
  Prepaid licenses and royalties......................     16,754      17,704
  Other...............................................        853         772
                                                        ---------   ---------
    Total current assets..............................     32,422      52,806
                                                        ---------   ---------
Property and Equipment, net...........................      5,332       5,331
Other Assets..........................................      1,293         944
                                                        ---------   ---------
                                                        $  39,047   $  59,081
                                                        =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current debt........................................  $   9,281   $  25,433
  Accounts payable....................................     14,820      12,270
  Accrued liabilities.................................      7,220       7,722
  Royalty liabilities.................................     10,319       7,258
                                                        ---------   ---------
    Total current liabilities.........................     41,640      52,683
                                                        ---------   ---------
Commitments and Contingencies (Notes 1 and 5)
Stockholders' Equity (Deficit) (Notes 6 and 12):
  Series A Preferred stock, $0.001 par value,
   authorized 5,000,000 shares; issued and
   outstanding, 719,424 shares........................     21,470      20,604
  Common stock, $0.001 par value, authorized
   100,000,000 shares; issued and outstanding
   38,301,402 and 30,143,636 shares, respectively.....         38          30
  Paid-in-capital.....................................    100,632      88,759
  Accumulated deficit.................................   (124,951)   (103,259)
  Accumulated other comprehensive income..............        218         264
                                                        ---------   ---------
    Total stockholders' equity (deficit)..............     (2,593)      6,398
                                                        ---------   ---------
                                                        $  39,047   $  59,081
                                                        =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------
                                 (Dollars in thousands, except per share
                                                amounts)
Net revenues.................. $   14,802  $   24,921  $   32,115  $   43,064
Cost of goods sold............     10,993      11,456      21,478      21,028
                               ----------  ----------  ----------  ----------
Gross profit..................      3,809      13,465      10,637      22,036
Operating expenses:
  Marketing and sales.........      5,825       6,541      12,511      11,404
  General and administrative..      4,097       2,428       6,583       4,987
  Product development.........      5,332       5,678      10,649      11,313
                               ----------  ----------  ----------  ----------
    Total operating expenses..     15,254      14,647      29,743      27,704
                               ----------  ----------  ----------  ----------
    Operating loss............    (11,445)     (1,182)    (19,106)     (5,668)
Other expense:
  Interest expense, net.......        707         637       1,366       1,555
  Other expense, net..........        246          84         354         176
                               ----------  ----------  ----------  ----------
    Total other expense.......        953         721       1,720       1,731
                               ----------  ----------  ----------  ----------
Net loss...................... $  (12,398) $   (1,903) $  (20,826) $   (7,399)
                               ==========  ==========  ==========  ==========
Cumulative dividend on
 participating preferred
 stock........................ $      300  $      --   $      600  $      --
Accretion of warrants on
 preferred stock..............         67         133         266         133
                               ----------  ----------  ----------  ----------
Net loss attributable to
 common stockholders.......... $  (12,765) $   (2,036) $  (21,692) $   (7,532)
                               ==========  ==========  ==========  ==========
Net loss per common share:
  Basic and diluted........... $    (0.34) $    (0.07) $    (0.64) $    (0.25)
                               ==========  ==========  ==========  ==========
Weighted average number of
 common shares outstanding:
  Basic and diluted........... 37,483,443  30,022,811  33,838,756  30,009,698
                               ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Dollars in
                                                               thousands)
Cash flows from operating activities:
 Net loss.................................................. $(20,826) $ (7,399)
 Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization............................    1,330     1,401
  Write-off of prepaid royalties...........................    2,251       --
  Changes in assets and liabilities:
   Trade receivables.......................................   16,306   (10,310)
   Inventories.............................................    1,001     2,212
   Prepaid licenses and royalties..........................   (1,301)     (929)
   Other current assets....................................      (81)     (303)
   Accounts payable........................................    2,550    (8,142)
   Accrued liabilities.....................................   (5,985)    7,234
   Royalty liabilities.....................................    3,061    (3,468)
                                                            --------  --------
    Net cash used in operating activities..................   (1,694)  (19,704)
                                                            --------  --------
Cash flows from investing activities:
 Purchase of property and equipment........................   (1,080)   (1,604)
                                                            --------  --------
    Net cash used in investing activities..................   (1,080)   (1,604)
                                                            --------  --------
Cash flows from financing activities:
 Net borrowings on line of credit..........................    6,064     1,202
 Net payment of previous line of credit....................  (24,433)      --
 Net payment of supplemental line of credit................   (1,000)      --
 Net proceeds from issuance of Series A Preferred Stock and
  warrants.................................................      --     20,000
 Net proceeds from issuance of common stock................   11,872       236
 Proceeds (payments) on notes payable......................    3,000      (375)
 Proceeds from exercise of stock options...................        9        21
 Interest proceeds from restricted cash....................      --         69
 Proceeds from other advances..............................    5,000       --
 Proceeds (payments) on other debt.........................      150       (37)
                                                            --------  --------
    Net cash provided by financing activities..............      662    21,116
                                                            --------  --------
Effect of exchange rate changes on cash....................      (46)        3
                                                            --------  --------
    Net decrease in cash...................................   (2,158)     (189)
Cash, beginning of period..................................    2,835       399
                                                            --------  --------
Cash, end of period........................................ $    677  $    210
                                                            ========  ========
Supplemental cash flow information:
 Cash paid for:
   Interest................................................ $  1,305  $  1,555
   Income taxes............................................      --        --
                                                            ========  ========
Supplemental disclosures of Noncash transactions:
 Acquisition of nine percent interest in Shiny............. $    600  $    --
Accreution of preferred stock to redemption value..........      266       133
Accrued dividend on participating preferred stock..........      600       270
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

 Factors Affecting Future Performance and Going Concern

   For the six months ended June 30, 2001, the Company incurred a net loss of $20.8 million. However, net cash used in operating activities was $1.7 million as the Company's negative operating results were largely offset by strong trade receivable collections and conservative management of inventories and disbursements. During the same period last year, the net cash used in operating activities was $19.7 million.

   In April 2001, the Company secured a new $15 million line of credit with a bank and completed the sale of $12.7 million of Common Stock in a private placement transaction. The net proceeds of $11.9 million from the private placement were used towards paying the outstanding balance under the Company's previous bank line of credit which was expiring, and enabled the Company to secure the new line of credit to fund ongoing operations (See Notes 4 and 6).

   Advances under the new line of credit are limited to an amount based on accounts receivable and inventories. The Company has not released sufficient product during the three month period ended June 30, 2001 to generate a profitable level of revenues, or sufficient accounts receivable to maximize the use of its line of credit. The Company also anticipates that delays in product releases could continue in the short-term, and funds available under its new line of credit and from ongoing operations are not sufficient to satisfy the projected working capital and capital expenditure needs in the normal course of business. In addition, the Company is not in compliance with certain financial covenants set forth in the new line of credit agreement as of June 30, 2001. If the bank does not waive compliance with the required covenants, terminates the credit agreement and demands acceleration of payment of the outstanding amounts, the Company would not have the funds to repay the bank and would be unable to continue to draw on the credit facility to fund future operations (See Note 4).

   The Company continues to implement cost reduction programs including a reduction of personnel, a reduction of fixed overhead commitments, cancelled or suspended development on future titles and have scaled back certain marketing programs. The Company is also seeking external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of Company capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially carry out management's long-term strategic objectives. However, there can be no assurance that the Company can complete the transactions necessary to provide the required funding on a timely basis in order to continue ongoing operations in the normal course of business.

   If the Company is unable to secure the required funding on a timely basis, it will continue to reduce its costs by selling or consolidating its operations, and by continuing to delay or cancel product development and marketing programs. These measures could have a material adverse effect on the Company's ability to continue as a going concern.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   In addition to the continuing risks related to the Company's future liquidity, the Company also faces numerous other risks associated with its industry. These risks include dependence on new platform introductions by hardware manufacturers, commercially successful new product introductions by the Company, new product introduction delays, rapidly changing technology, intense competition, dependence on distribution channels and risk of customer returns.

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

 Prepaid Licenses and Royalties

   Prepaid licenses and royalties consist of payments for intellectual property rights and advanced royalty payments to outside developers. Such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment of the related title at a rate based upon the number of units shipped. Management evaluates the future realization of such costs quarterly by reviewing the forecasted sales of the future titles in development. When a title is an externally developed title and the Company is paying royalty advances to the third party developer, the Company compares the forecasted net proceeds after selling costs to the amount capitalized. If the amount of net proceeds is greater than the amount capitalized, the advance on royalties is not considered to be impaired. If the amount capitalized is greater than the amount of net proceeds, the advance is considered impaired and the amount capitalized in excess of forecasted net proceeds is charged to cost of goods sold. Such costs are classified as current and noncurrent assets based upon estimated net product sales.

 Royalty Liabilities

   Royalty liabilities consist of amounts due to outside developers based on contractual royalty rates for sales of shipped titles. The Company records a royalty expense based upon a contractual royalty rate after it has fully recouped the royalty advances paid to the outside developer, if any, prior to shipping a title. Royalty liabilities also include unearned advances received by the Company from console hardware and software manufacturers for the development of titles for their console platforms.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

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

 Recent Accounting Pronouncements

   In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-
25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statement of Operations.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

Note 2. Inventories

   Inventories consist of the following:

                                                     June 30, December 31,
                                                       2001       2000
                                                     -------- ------------
                                                          (Dollars in
                                                          thousands)
     Packaged software..............................  $1,873     $2,628
     CD-ROMs, cartridges, manuals, packaging and
      supplies......................................     485        731
                                                      ------     ------
                                                      $2,358     $3,359
                                                      ======     ======    ===

Note 3. Prepaid licenses and royalties

   Prepaid licenses and royalties are as follows:

                                                           June
                                                            30,   December 31,
                                                           2001       2000
                                                          ------- ------------
                                                              (Dollars in
                                                               thousands)
     Prepaid royalties for titles in development......... $12,851   $ 9,254
     Prepaid royalties for shipped titles, net of
      amortization.......................................   1,580     6,174
     Prepaid licenses and trademarks, net of
      amortization.......................................   2,323     2,276
                                                          -------   -------
                                                          $16,754   $17,704
                                                          =======   =======

   During the three and six months ended June 30, 2001, the Company expensed $1.5 million and $2.3 million, respectively, for prepaid royalties that were impaired due to the cancellation of certain development projects. No amounts were impared and expensed during the three and six month periods ended June 30, 2000.

Note 4. Current Debt

   Current debt consists of the following:

                                                          June 30, December 31,
                                                            2001       2000
                                                          -------- ------------
                                                               (Dollars in
                                                               thousands)
     Working capital line of credit......................  $6,064    $24,433
     Loan from Chairman and Chief Executive Officer......   3,067        --
     Supplemental line of credit from Titus..............     --       1,000
     Other...............................................     150        --
                                                           ------    -------
                                                           $9,281    $25,433
                                                           ======    =======

 Working Capital Line of Credit

   In April 2001, the Company entered into a new three year loan and security agreement with a bank providing for a $15 million working capital line of credit. The agreement with a new bank replaced an agreement with a former bank that was expiring. The expiring line of credit bore an interest rate of LIBOR (6.78 percent at December 31, 2000) plus 4.87 percent (11.65 percent at December 31, 2000). In April 2001, all amounts outstanding to the former Bank were paid in full. Advances under the new line of credit are limited to an amount based on qualified accounts receivable and inventory. The new line bears interest at the bank's prime rate, or, at the Company's option, a portion of the outstanding balance would bear interest at LIBOR plus 2.5% for a fixed

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES short-term. At June 30, 2001, borrowings under the working capital line of credit bore interest at various interest rates ranging between 6.39 percent and 7 percent, and the amount available for borrowing under the line was $3.1 million.

   The line is subject to review and renewal by the bank on April 30, 2002 and 2003, and is secured by substantially all of the Company's assets, plus a personal guarantee of $2 million from the Chairman, secured by $1 million in cash (See Note 6). The line requires that the Company meet certain financial covenants set forth in the agreement. The Company is not in compliance with the financial covenants related to net worth and minimum earnings before interest, taxes, depreciation and amortization as of June 30, 2001. If the bank does not waive compliance with the required covenants under the credit agreement, the bank could terminate the credit agreement and accelerate payment of all outstanding amounts. Because the Company depends on proceeds from its credit agreement to fund its operations, and the Company does not have the funds to pay the outstanding balance in the event payment is accelerated, the termination of the credit agreement and the acceleration of payment by the bank would have a material adverse effect on the Company's ability to continue as a going concern (See Note 1).

 Loan from Chairman and Chief Executive Officer

   In April 2001, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent (See Note 6).

 Supplemental line of credit from Titus

   In April 2000, the Company secured a $5 million supplemental line of credit with Titus Interactive SA ("Titus"), a major shareholder of the Company, expiring in May 2001. In connection with this line of credit, Titus received a warrant exercisable for 60,298 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. In April 2001, the total outstanding balance plus accrued interest in the aggregate amount of approximately $3.1 million was paid in full and the commitment under the supplemental line of credit was terminated. As of June 30, 2001, Titus has not exercised these warrants.

Note 5. Commitments and Contingencies

   The Company and the former owner of the Company's wholly owned subsidiary Shiny Entertainment ("Shiny") had a dispute over cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, settled the dispute with the former owner of Shiny, and provided for the Company to acquire the remaining nine percent equity interest in Shiny for $600,000 payable in installments of cash and stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company. At June 30, 2001, the Company owed the former owner of Shiny $150,000.

   Virgin Interactive Entertainment Limited ("Virgin"), whose ultimate parent is Titus, had disputed an amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to $9.3 million annually, subject to reductions by the amount of commissions earned by Virgin on its distribution of the Company's products. In April 2001, the Company settled this dispute with Virgin, and amended the International Distribution Agreement, the Termination Agreement and the Product Publishing Agreement, all of which were entered into in February 10, 1999 when the Company acquired an equity interest in Virgin's parent company VIE Acquisition Group LLC ("VIE"). As a result of the settlement, Virgin dismissed its claim for overhead fees, VIE fully redeemed the

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

Company's membership interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. The Company no longer has an equity interest in VIE or Virgin as of June 30, 2001.

   In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5 million. The advance is to be repaid at $20 per unit upon the sale of product under this agreement, as defined. If the full amount of the advance is not paid by June 2003, then the remaining outstanding balance is subject to interest at the prime rate plus one percent. This advance has been included in royalty liabilities on the accompanying consolidated balance sheet.

Note 6. Stockholders' Equity

   In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.9 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75, and can be exercised immediately. If the Company issues additional shares of Common Stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in April 2006. In addition to the warrants issued with the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's Common Stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of Common Stock issued under the private placement becomes effective. The warrant expires four years after it vests. The transaction provides for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. The effective date of the registration statement was not met and the Company is incurring a two percent penalty (approximately $250,000) per month, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these stockholders. Because the payment for non-compliance is cumulative, such obligation could have a material adverse effect on the financial condition of the Company. Moreover, the Company may be unable to pay these stockholders the amount of money due to them. During the three month period ended June 30, 2001 the Company accrued $254,000 payable to these stockholders, which was charged to results of operations and classified as other expense.

   In April 2001, the Chairman provided the Company with a $3 million loan, payable in May 2002. In connection with this loan to the Company and the Chairman's $2 million personal guarantee of the Company's new credit facility (See Note 4), the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, vesting upon issuance and expiring in April 2004.

Note 7.  General and Administrative Expenses

   Included in general and administrative expenses for the three months ended June 30, 2001 were a $0.6 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company to a third party which has been terminated.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

Note 8. Net Loss Per Share

   Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and warrants is anti-dilutive.

   The impact of the Preferred Stock conversion into Common Stock shares was excluded from the loss per share computation at June 30, 2001 and 2000 (See
Note 12). There were options and warrants outstanding to purchase 13,950,739 and 3,886,680 shares of Common Stock at June 30, 2001 and 2000, respectively, which were excluded from the loss per share computation as they were anti-dilutive. At June 30, 2000, there were 484,848 shares of restricted Common Stock that were excluded from the loss per share computation as they were anti-dilutive. The weighted average exercise price of the outstanding options and warrants at June 30, 2001 and 2000 was $2.12 and $3.56, respectively.

Note 9. Comprehensive Loss

   Comprehensive loss consists of the following:

                                           Three Months
                                              Ended         Six Months Ended
                                             June 30,           June 30,
                                         -----------------  -----------------
                                           2001     2000      2001     2000
                                         --------  -------  --------  -------
                                              (Dollars in thousands)
   Net loss............................. $(12,398) $(1,903) $(20,826) $(7,399)
   Other comprehensive loss, net of
    income taxes:
     Foreign currency translation
      adjustments.......................      (24)      (1)      (46)       3
                                         --------  -------  --------  -------
     Total comprehensive loss........... $(12,422) $(1,904) $(20,872) $(7,396)
                                         ========  =======  ========  =======

   During the three and six months ended June 30, 2001 and 2000, the net effect of income taxes on comprehensive loss was immaterial.

Note 10. Related Parties

 Distribution and Publishing Agreements

   In connection with the amended International Distribution Agreement with Virgin, the Company incurred distribution commission expense of $341,000 and $758,000 for the three months ended June 30, 2001 and 2000 and $583,000 and $1,530,000 for the six months ended June 30, 2001 and 2000, respectively.

  In connection with the Product Publishing Agreement with Virgin, the Company earned $185,000 for performing publishing and distribution services on behalf of Virgin during the three months ended June 30, 2000 and $15,000 and $176,000 during the six months ended June 30, 2001 and 2000, respectively. No amounts were earned during the three month period ended June 30, 2001. As part of the terms of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin (see Note 5).

   As of June 30, 2001 and December 31, 2000, Virgin owed the Company $1.3 million and $12.1 million and the Company owed Virgin $0.4 million and $4.8 million, respectively. The net amounts due to the Company from Virgin as of December 31, 2000, were paid in full in April 2001.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   The Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services during the three months ended June 30, 2001 and 2000 the Company recognized distribution fee revenue of $7,000 and $45,000, and $28,000 and $445,000 during the six months ended June 30, 2001 and 2000, respectively.

   As of June 30, 2001 and December 31, 2000, Titus owed the Company $269,000 and $280,000 and the Company owed Titus $269,000 and $1.1 million, respectively, including amounts owed under the supplemental line of credit (See Note 4).

 Investment in Affiliate

   The Company accounted for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three and six months ended June 30, 2001 and 2000. In April 2001, VIE fully redeemed the Company's membership interest in VIE in connection with the April 2001 settlement between Virgin and the Company. The Company no longer has an equity interest in VIE or Virgin as of June 30, 2001.

Note 11. Segment and Geographical Information

   The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                            Three Months
                                               Ended         Six Months Ended
                                              June 30,           June 30,
                                          -----------------  -----------------
                                            2001     2000      2001     2000
                                          --------  -------  --------  -------
                                               (Dollars in thousands)
Net revenues:
  United States.........................  $ 14,802  $24,921  $ 32,115  $43,022
  United Kingdom........................       --       --        --        42
                                          --------  -------  --------  -------
    Consolidated net revenues...........  $ 14,802  $24,921  $ 32,115  $43,064
                                          ========  =======  ========  =======
Operating loss:
  United States.........................  $(10,692) $  (925) $(18,045) $(5,129)
  United Kingdom........................      (753)    (257)   (1,061)    (539)
                                          --------  -------  --------  -------
    Consolidated loss from operations...  $(11,445) $(1,182) $(19,106) $(5,668)
                                          ========  =======  ========  =======
Expenditures made for the acquisition of
 long-lived assets:
  United States.........................  $    492  $   856  $  1,062  $ 1,560
  United Kingdom........................         9       41        18       44
                                          --------  -------  --------  -------
    Total expenditures for long-lived
     assets.............................  $    501  $   897  $  1,080  $ 1,604
                                          ========  =======  ========  =======

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

   Net revenues by geographic regions were as follows:

                           Three Months Ended June 30,      Six Months Ended June 30,
                         ------------------------------- -------------------------------
                              2001            2000            2001            2000
                         --------------- --------------- --------------- ---------------
                         Amount  Percent Amount  Percent Amount  Percent Amount  Percent
                         ------- ------- ------- ------- ------- ------- ------- -------
                                             (Dollars in thousands)
North America........... $ 9,941   67.1% $12,752   51.2% $23,897   74.4% $23,482   54.5%
Europe..................   2,482   16.8    5,375   21.5    3,820   11.9    9,607   22.3
Rest of World...........     914    6.2    1,389    5.6    1,579    4.9    2,436    5.7
OEM, royalty and
 licensing..............   1,465    9.9    5,405   21.7    2,819    8.8    7,539   17.5
                         -------  -----  -------  -----  -------  -----  -------  -----
                         $14,802  100.0% $24,921  100.0% $32,115  100.0% $43,064  100.0%
                         =======  =====  =======  =====  =======  =====  =======  =====

   Net investments in long-lived assets by geographic regions were as follows:

                                                      June 30,     December 31,
                                                        2001           2000
                                                   -------------- --------------
                                                   Amount Percent Amount Percent
                                                   ------ ------- ------ -------
                                                      (Dollars in thousands)
     United States................................ $6,474   97.7% $6,139   97.8%
     United Kingdom...............................     86    1.3      76    1.2
     OEM, royalty and licensing...................     65    1.0      60    1.0
                                                   ------  -----  ------  -----
                                                   $6,625  100.0% $6,275  100.0%
                                                   ======  =====  ======  =====

Note 12. Subsequent Events

 Conversion of Series A Preferred Stock

   On August 13, 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. Subsequent to this partial conversion, Titus owns 19,496,561 shares of Common Stock and 383,354 shares of Series A Preferred Stock with voting rights equivalent to 4,059,903 shares of Common Stock. Collectively, Titus has 48 percent of the total voting power of the Company's capital stock as of August 13, 2001.

 Distribution Agreement

   In August 2001, the Company received an advance of $4 million for the North American distribution rights of a future title. The advance will be recouped against future distribution commissions payable, based on the future sales of the title.

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

   The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, cost reduction measures, compliance with the Company's line of credit and an extension or replacement of such line are forward-looking statements and there can be no assurance that the Company will achieve its operating plans, generate positive cash flow in the future or that the Company will be able to maintain or replace its current financing arrangements or complete strategic transactions on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand for the Company's products, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance" below as well as the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

   The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                 Three Months Ended                      Six Months Ended
                                      June 30,                               June 30,
                         -------------------------------------  -------------------------------------
                               2001                2000               2001                2000
                         ------------------  -----------------  ------------------  -----------------
                                   % of Net           % of Net            % of Net           % of Net
                          Amount   Revenues  Amount   Revenues   Amount   Revenues  Amount   Revenues
                         --------  --------  -------  --------  --------  --------  -------  --------
                                                (Dollars in thousands)
Net revenues............ $ 14,802   100.0%   $24,921   100.0%   $ 32,115   100.0%   $43,064   100.0%
Cost of goods sold......   10,993    74.3%    11,456    46.0%     21,478    66.9%    21,028    48.8%
                         --------   -----    -------   -----    --------   -----    -------   -----
 Gross profit...........    3,809    25.7%    13,465    54.0%     10,637    33.1%    22,036    51.2%
                         --------   -----    -------   -----    --------   -----    -------   -----
Operating expenses:
 Marketing and sales....    5,825    39.4%     6,541    26.2%     12,511    39.0%    11,404    26.5%
 General and
  administrative........    4,097    27.7%     2,428     9.7%      6,583    20.5%     4,987    11.6%
 Product development....    5,332    36.0%     5,678    22.8%     10,649    33.2%    11,313    26.3%
                         --------   -----    -------   -----    --------   -----    -------   -----
 Total operating
  expenses..............   15,254   103.1%    14,647    58.7%     29,743    92.7%    27,704    64.4%
                         --------   -----    -------   -----    --------   -----    -------   -----
Operating loss..........  (11,445)  (77.4)%   (1,182)   (4.6)%   (19,106)  (59.6)%   (5,668)  (13.1)%
 Other expense..........      953     6.4%       721     2.9%      1,720     5.4%     1,731     4.0%
                         --------   -----    -------   -----    --------   -----    -------   -----
 Net loss............... $(12,398)  (83.8)%  $(1,903)   (7.5)%  $(20,826)  (65.0)%  $(7,399)  (17.2)%
                         ========   =====    =======   =====    ========   =====    =======   =====
Net revenues by
 geographic region:
 North America.......... $  9,941    67.2%   $12,752    51.2%   $ 23,897    74.4%   $23,482    54.5%
 International..........    3,396    22.9%     6,764    27.1%      5,399    16.8%    12,043    28.0%
 OEM, royalty and
  licensing.............    1,465     9.9%     5,405    21.7%      2,819     8.8%     7,539    17.5%
Net revenues by
 platform:
 Personal computer...... $ 12,270    82.9%   $15,222    61.1%   $ 24,609    76.6%   $28,420    66.0%
 Video game console.....    1,067     7.2%     4,294    17.2%      4,687    14.6%     7,105    16.5%
 OEM, royalty and
  licensing.............    1,465     9.9%     5,405    21.7%      2,819     8.8%     7,539    17.5%

 North American, International and OEM, Royalty and Licensing Net Revenues

   Overall, net revenues for the three months ended June 30, 2001 decreased 41 percent compared to the same period in 2000. This decrease resulted from a 22 percent decrease in North American net revenues, a 50 percent decrease in International net revenues and a 73 percent decrease in OEM, royalty and licensing, as described below. The decrease in North American and International net revenues for the three months ended June 30, 2001 was mainly because the titles released during the period generated $6.2 million less sales volume compared to the same period in 2000. We released six fewer titles this year as compared to last year. In addition, the volume of product returns and price concessions remained about the same for the current three month period as compared to the three months ended June 30, 2000. We expect that North American and International publishing net revenues in 2001 will decrease compared to 2000 as certain titles originally scheduled for release in the second half of 2001 have been rescheduled for release in 2002. Furthermore, we have canceled or suspended selected future titles in an effort to reduce future expenditures. The $3.9 million decrease in OEM, royalty and licensing net revenues in the three months ended June 30, 2001 compared to the same period in 2000 was due to decreased net revenues in the OEM business and in licensing transactions. This decrease was due to a $1 million decrease in the OEM business was primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to a $3 million multi-product licensing transaction with Titus Interactive SA ("Titus"), our major stockholder, in 2000 that did not recur in 2001. We expect that OEM, royalty and licensing net revenues in 2001 will decrease compared to 2000.

   Net revenues for the six months ended June 30, 2001 decreased 25 percent compared to the same six month period in 2000. The decrease resulted from a 55 percent decrease in International net revenues, a 63 percent decrease in OEM, royalty and licensing, offset by a two percent increase in North American net revenues, as described below. International net revenues decreased for the six months ended June 30, 2001 mainly because the titles released during the period generated $4.6 million less sales volume as well as higher product returns and price concessions compared to the same period in 2000. Overall, we released 14 fewer titles across multiple platforms this year as compared to the same period last year. The $4.7 million decrease in OEM, royalty and licensing net revenues in the six months ended June 30, 2001 compared to the same period in 2000 was due to decreased net revenues in the OEM business and in licensing transactions. The $1.7 million decrease in the OEM business was primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to a $3 million multi-product licensing transaction with Titus in 2000 that did not recur in 2001. The increase in North American net revenues for the six months ended June 30, 2001 was mainly because the titles released during the period generated $1.2 million more sales volume compared to the same period in 2000.

 Platform Net Revenues

   PC net revenues decreased 19 percent during the three months ended June 30, 2001 compared to the same period in 2000. The decrease in PC net revenues was attributable to the release of four titles during the three months ended June 30, 2001 compared to six titles in the 2000 period. We expect our PC net revenues to decrease in 2001 due to our increased focus on next generation console titles, the cancellation of one selected project and rescheduling the release of certain titles from 2001 to 2002. We do not anticipate releasing any new major PC titles during the remainder of 2001. Video game console net revenues decreased 75 percent during the three months ended June 30, 2001 compared to the same period in 2000, due to only releasing the international version of one PlayStation 2 title compared to the same period last year, in which we released four video game console titles. We expect our video game console net revenues to increase in 2001 as a result of a substantial increase in planned title releases for next generation game consoles in 2001 compared to 2000. Our anticipated major video game console releases for the remainder of the year include Baldur's Gate: Dark Alliance (PlayStation 2) and Giants (PlayStation 2).

   For the six months ended June 30, 2001, PC net revenues decreased 13 percent compared to the same period in 2000. The decrease is mainly due to releasing six titles in the 2001 period compared to 15 titles in the 2000 period. We released three major titles during the six months ended June 30, 2001 versus two in the comparable 2000 period, however, two of the titles were expansions to previously released games resulting in a lower average selling price than a stand alone game. The decrease in net PC revenues from fewer title releases and higher than anticipated price concessions was partially offset by the 2001 period titles having higher sales volume as compared to the 2000 period title releases. Video game console net revenues decreased 34 percent in the six months ended June 30, 2001 compared to the same period in 2000 due to only releasing one video game console title versus six titles.

 Cost of Goods Sold; Gross Profit Margin

   Cost of goods sold decreased four percent in the three months ended June 30, 2001 compared to the same period in 2000 due to a lower gross revenues base offset by higher amortization of prepaid royalties on externally developed products, including approximately $1.5 million in write-offs of canceled development projects. The 72 percent decrease in gross profit margin was due to product returns and price concessions increasing as a percentage of gross revenues, no internally developed products released in the 2001 period versus two titles in the 2000 period, licensing revenue decreasing by $3 million and $1.5 million in write-offs of canceled development projects. We expect our cost of goods sold to decrease in 2001 as compared to 2000 due to an expected lower net revenues base partially offset by a higher proportion of console titles released. In addition, we expect our gross profit margin in 2001 to decrease as compared to 2000 due to an increase in console title revenues, which typically have a higher cost of goods than PC titles.

   Cost of goods sold increased two percent in the six months ended June 30, 2001 compared to the same period in 2000, due to higher amortization of prepaid royalties. Prepaid royalty amortization increased due to a lack of internally developed titles and $2.2 million in write-offs of canceled development projects. The 52 percent decrease in gross profit margin was primarily due to product returns and price concessions increasing $1.9 million and increasing as a percentage of gross revenues, one internally developed expansion title released in the 2001 period versus three internally developed stand alone titles in the 2000 period, licensing revenue decreasing by $3.1 million and $2.2 million in write-offs in connection with canceled development projects.

   We may incur additional write-offs of prepaid royalties for titles in development if additional projects are cancelled or suspended in order to reduce future expenditures and reduce the funding requirements of future operations.

 Marketing and Sales

   Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The 11 percent decrease in marketing and sales expenses for the three months ended June 30, 2001 compared to the 2000 period is primarily attributable to a $1.2 million decrease in worldwide advertising and retail marketing support expenditures and $0.2 million decrease in personnel costs and operating expenses, offset by $0.7 million in overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement of a dispute with Virgin. We expect our marketing and sales expenses to decrease in 2001 as compared to 2000, due to decreased advertising and retail marketing support expenditures and lower personnel costs as a result of a reduction of headcount subsequent to June 30, 2001, offset by the overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement of a dispute with Virgin.

   The 10 percent increase in marketing and sales expenses for the six months ended June 30, 2001 compared to the 2000 period is attributable primarily to a $0.4 million increase in marketing and sales expenses for increased worldwide advertising and retail marketing support expenditures that increased promotion and retail sell-through of previously released titles and $0.7 million in overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement of a dispute with Virgin.

 General and Administrative

   General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2001 increased 69 percent due to a $0.6 million provision for the termination of a building lease in the United Kingdom, $0.1 million increase in the provision for bad debt, $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which has been terminated and $0.5 million increase in personnel costs. Although we are continuing our efforts to reduce North American operating expenses including a reduction of headcount subsequent to June 30, 2001, we expect general and administrative expenses to increase slightly in 2001 as compared to 2000 as a result of the already incurred additional expenditures disclosed above.

   The 32 percent increase in general and administrative expenses for the six months ended June 30, 2001 compared to the same period in 2000 is primarily attributable to the additional expenditures in the three months ended June 30, 2001 as discussed in the previous paragraph.

 Product Development

   Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The six percent decrease in product development expenses for the three months ended June 30, 2001 is primarily due to $0.4 million decrease in expenditures associated with resources dedicated to completing two major internally developed titles, which did not recur in the current period. We expect product development expenses to decrease in 2001 compared to 2000, due to canceled or suspended future projects in an effort to reduce expenditures and a reduction in headcount subsequent to June 30, 2001.

   The six percent decrease in product development expenses for the six months ended June 30, 2001 compared to the same period in 2000 is due to $0.7 million decrease in expenditures associated with resources dedicated to completing three major internally developed titles, which did not recur in the current period.

 Other Expense, net

   Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. Other expense increased 32 percent in the three months ended June 30, 2001 compared to the same period in 2000 due to $0.4 million in loan fees associated with the transition of our line of credit, $0.3 million penalty due to a delay in the effectiveness of a registration statement in connection with the private placement of 8,126,770 shares of Common Stock, offset by a $0.4 million decrease in interest expense on lower total debt. If the registration statement for the Common Stock shares sold in a private placement in April 2001 is not declared effective, we will continue to accrue a two percent penalty (approximately $250,000) each month that the registration statement is not declared effective and there is no limit on the amount payable. Because this payment is cumulative, this obligation could have a material adverse effect on our financial condition. Moreover, we may be unable to pay the total penalties due to the investors in the private placement of Common Stock.

   The two percent decrease for the six months ended June 30, 2001 compared to the same period in 2000 was due to $0.4 million in loan fees paid to the former bank associated with the transition of our line of credit to a new bank, $0.3 million penalty due to the registration statement for the private placement of 8,126,770 shares of Common Stock, offset by a $0.7 million decrease in interest expense on lower total debt under the new line of credit agreement.

Liquidity and Capital Resources

   We have funded our operations to date primarily through the use of lines of credit, from royalty and distribution fee advances, through cash generated by the private sale of securities, from proceeds of the initial public offering and from results of operations. As of June 30, 2001 our principal sources of liquidity included cash of $0.7 million and availability of $3.1 million under our working capital line of credit. In August 2001, we received a $4 million advance for the North American distribution rights of a future title.

   In April 2001, we secured a new working capital line of credit from a bank and repaid all amounts outstanding on our former line of credit and supplemental line of credit. These lines of credit were terminated upon full payment. Our new working capital line of credit line bears interest at the bank's prime rate, or, at our option, a portion of the outstanding balance bears interest at LIBOR plus 2.5%, for a fixed short-term. At June 30, 2001, borrowings under the new working capital line of credit bore interest at various interest rates between 6.39 percent and 7 percent. Our new line of credit provides for borrowings and letters of credit of up to $15 million based in part upon qualifying receivables and inventory. Under the new line of credit the Company is required to maintain a $2 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). The new line of credit has a term of three years, subject to review and renewal by the bank on April 30 of each subsequent year. As of June 30, 2001, we are not in compliance with the financial covenants under the new line of credit pertaining to net worth and minimum earnings before interest, taxes, depreciation and amortization. If the bank does not waive compliance with the required covenants under the credit agreement, the bank could terminate the credit agreement and accelerate payment of all outstanding amounts. Because we depend on this credit agreement to fund our operations, the bank's termination of the credit agreement could cause material harm to our business, including our inability to continue as a going concern.

   In addition, in April 2001, we completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.9 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and the warrants can be exercised immediately. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the agreed effective date of the registration statement is not met, we are subject to a two percent penalty per month, payable in cash, until the registration statement is effective. We did not meet the effective date of the registration statement and we are incurring a monthly penalty of $254,000, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these investors. Because this payment is cumulative, this obligation could have a material adverse effect on our financial condition. Moreover, we may be unable to pay the total penalty due to the investors.

   In April 2001, the Chairman provided us with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to us and the $2 million guarantee he provided under the new line of credit from a bank, the Chairman received warrants to purchase 500,000 shares of our Common Stock at $1.75 per share, vesting upon issuance and expiring in April 2004.

   Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $1.7 million during the six months ended June 30, 2001, primarily attributable to the net loss for the year, substantially offset by collections of accounts receivable. Net cash provided by financing activities of $0.7 million for the six months ended June 30, 2001, consisted primarily of the proceeds from the private placement of 8,126,770 shares of our Common Stock, an advance for the development of future titles on a next generation video game console, borrowings under our new working capital line of credit and borrowings under a loan payable to our Chairman, offset by repayments of our previous line of credit and supplemental line of credit from Titus. Cash used in investing activities of $1.1 million for the six months ended June 30, 2001 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

   To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancelled or suspended development on future titles and have scaled back certain marketing programs. We will continue to pursue various alternatives to improve future operating results, including further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities.

   Advances under our line of credit are limited to an amount calculated as a percentage of accounts receivable and inventories. We have not released sufficient product during the three month period ended June 30, 2001 to generate a profitable level of revenues, or sufficient accounts receivable to maximize the use of our credit line. We also anticipate that delays in product releases could continue in the short-term, and funds available under our new credit line and from ongoing operations are not sufficient to satisfy the projected working capital and capital expenditures to continue operating in the normal course of business. In addition, we are not in compliance with the financial covenants required under our credit line and the bank could terminate the financing agreement and accelerate payment of outstanding amounts.

   We will request waivers for non-compliance and extension of the line of credit from our bank, continue to implement cost reduction programs, including a reduction of personnel, a reduction of fixed overhead commitments, cancelled or suspended development on future titles and have scaled back certain marketing programs, and we will continue to seek external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives. However, there is no assurance that we can complete the transactions necessary to provide the required funding on a timely basis in order to continue operating as a going concern.

   Our consolidated financial statements have been presented on the basis that we are a going concern. However, our independent public accountant has informed us that if we are unable to resolve the covenant violations on our line of credit with our current bank or obtain alternative debt or equity financing sufficient to cover our operating cash flow requirements through December 31, 2001 and beyond, or to adequately address the issues described above, that it is likely that they will issue a modified report for going concern on our financial statements as of December 31, 2001.

FACTORS AFFECTING FUTURE PERFORMANCE

   Our future operating results depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results are as follows:

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent and our stock would become illiquid or worthless.

   As of June 30, 2001, our cash balance was approximately $677,000 and our outstanding accounts payables totaled approximately $14.8 million. If we do not receive sufficient financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. In addition, because we have not yet registered the shares issued in our April 2001 private placement of common stock, we have, as of August 1, 2001, an accrued obligation to pay the private placement investors an aggregate amount of $508,000 in cash payable on demand. This obligation will continue to accrue at approximately $250,000 each month that we do not register the shares. There is no cap on the penalty due to our failure to register such shares. Because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. If we cannot obtain additional capital, the Board may make decisions that favor the interests of creditors at the expense of our stockholders.

We depend, in part, on external financing to fund our capital needs. If we are unable to obtain sufficient financing on favorable terms, we may not be able to continue to operate our business.

   Historically, our business has not generated revenues sufficient to create operating profits. To supplement our revenues, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity and debt financing depends on a number of factors including:

  .  the progress and timely completion of our product development programs;

  .  our products' commercial success;

  .  our ability to license intellectual property on favorable terms;

  . the introduction and acceptance of new hardware platforms by third parties; and

  . our compliance with the financial covenants of our existing line of credit.

   If we cannot raise additional capital on favorable terms, we will have to reduce our costs by selling or consolidating our operations, and by delaying, canceling, suspending or scaling back product development and marketing programs. These measures could materially limit our ability to publish successful titles and may not decrease our costs enough to restore our operations to profitability.

Our failure to comply with the covenants in our existing credit agreement could result in the termination of the agreement and a substantial reduction in the cash available to finance our operations.

   Pursuant to our credit agreement with LaSalle Business Credit Inc., or "LaSalle," entered into in April 2001, we agreed:

  . to safeguard, maintain and insure substantially all of our property, which property is collateral for any loans made under the credit agreement;

  . not to incur additional debt, except for trade payables and similar transactions, or to make loans;

  . not to enter into any significant corporate transaction, such as a merger or sale of substantially all of our assets without the knowledge of and consent LaSalle;

  . to maintain an agreed-upon tangible consolidated net worth, to be set by the parties for periods subsequent to April 2001;

  . to maintain a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense of at least 1.25 to 1.00;

  . not to make capital expenditures in an aggregate amount of more than $2.5 million in any fiscal year without the consent of LaSalle; and

  . to maintain EBITDA of at least the following amounts for the following periods:

    . negative $7.2 million for the six month period from January 1, 2001 through June 30, 2001;

    . negative $3.5 million for the nine month period from January 1, 2001 through September 30, 2001; and

    . $7.7 million during any consecutive twelve-month period from and after January 1, 2001.

   We are not in compliance with the financial covenants pertaining to net worth and minimum EBITDA. If LaSalle does not waive compliance with these covenants, or if we breach other covenants or if there are other events of default in effect under the credit agreement and LaSalle does not waive compliance with them, LaSalle would be able to terminate the credit agreement and all outstanding amounts owed to LaSalle would immediately become due and payable. Because we depend on our credit agreement to fund our operations, LaSalle's termination of the credit agreement could cause material harm to our business.

   A change of control may cause the termination of several of our material contracts with our licensors and distributors.

   If there were a change of control of our Board of Directors, certain of our third-party developers and licensors may assert that this event constitutes a change of control and they may attempt to terminate existing development and distribution agreements with us. In particular, our license for "the Matrix" allows for the licensor to terminate the license if there is a change of control without their approval. The loss of the Matrix license would materially harm our projected operating results and financial condition.

The unpredictability of our quarterly results may cause our stock price to decline.

   Our operating results have fluctuated in the past and may fluctuate in the future due to several factors, some of which are beyond our control. These factors include:

  .  demand for our products and our competitors' products;

  . the size and rate of growth of the market for interactive entertainment software;

  .  changes in personal computer and video game console platforms;

  . the timing of announcements of new products by us and our competitors and the number of new products and product enhancements released by us and our competitors;

  .  changes in our product mix;

  .  the number of our products that are returned; and

   . the level of our international and original equipment manufacturer royalty and licensing net revenues.

   Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

  . the uncertainties associated with the interactive entertainment software development process;

  .  approvals required from content and technology licensors; and

  . the timing of the release and market penetration of new game hardware platforms.

   It is likely that in some future periods our operating results will not meet the expectations of the public or of public market analysts. Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause securities analysts and investors to revalue our stock and this may cause fluctuations in our stock price.

There are high fixed costs to developing our products. If our revenues decline because of delays in the introduction of our products, or if there are significant defects or dissatisfaction with our products, our business could be harmed.

   We have incurred significant net losses in recent periods, including a net loss of $20.8 million in the six months ended June 30, 2001, $12.1 million during 2000 and $41.7 million during 1999. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses are relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

   Relatively fixed costs and short windows in which to earn revenues mean that sales of new products are important in enabling us to recover our development costs, to fund operations and to replace declining net revenues from older products. Our failure to accurately assess the commercial success of our new products, and our delays in releasing new products, could reduce our net revenues and our ability to recoup development and operational costs.

   In the past, revenues have been reduced by:

  .  delays in the introduction of new software products;

  . delays in the introduction, manufacture or distribution of the platform for which a software product was developed;

  . a higher than expected level of product returns and markdowns on products released during the year;

  . the cost of restructuring our operations, including international distribution arrangements; and

  .  lower than expected worldwide sales of entertainment software releases.

   Similar problems may occur in the future. Any reductions in our net revenues could harm our business and financial results.

Our growing dependence on revenues from game console software products increases our exposure to seasonal fluctuations in the purchases of game consoles.

   The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. The impact of this seasonality will increase as we rely more heavily on game console net revenues in the future. Moreover, delays in game console software products largely depend on the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Sega and Nintendo. The introduction by a manufacturer of a new game platform too late in the holiday buying season could result in a substantial loss of revenues by us. Seasonal fluctuations in revenues from game console products may cause material harm to our business and financial results.

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

   We believe that our future revenue will continue to depend on the successful production of hit titles on a continuous basis. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could cause material harm to our business. Further, if we do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant pricing concessions to maintain our relationship with retailers and our access to distribution channels. If we are forced to accept significant product returns or grant significant pricing concessions, our business and financial results could suffer material harm.

Our largest stockholder, Titus Interactive SA, may implement or block corporate actions in ways that are not in the best interests of our stockholders as a whole.

   Titus currently owns approximately 43.3% of our common stock, and, in connection with their ownership of our Series A Preferred Stock, controls approximately 48% of the total voting power of our stock. Upon conversion of the Series A Preferred Stock held by Titus as of August 14, 2001, Titus could own up to approximately 7.7 million additional shares of our common stock, bringing its total ownership to approximately 51.6%, of our common stock. Titus may continue to convert each share of their Series A Preferred Stock, to the extent not previously redeemed by us, into a number of shares of our Common Stock determined by dividing $27.80 by the lesser of (i) $2.78 or (ii) 85 percent of the average closing price per share as reported by Nasdaq for the twenty trading days preceding the date of conversion. Pursuant to the terms of our Series A Preferred Stock, Titus also has the ability to block approval of a merger or change in control that the holders of a majority of our common stock may deem beneficial.

   In connection with its investment, Titus has elected its Chief Executive Officer and its President to serve as members of our Board of Directors and Titus' Chief Executive Officer serves as our President. Titus may elect additional members that would constitute a majority of directors.

   As a consequence of its stock ownership and Board and management representation, Titus exerts significant influence over corporate policy and potentially may implement or block corporate actions that are not in the interests of Interplay and its stockholders as a whole. For example, Titus could compel us to enter into agreements with Titus or its subsidiaries on terms more favorable than those we would agree to with a third party or to forego enforcement of our rights against Titus or its subsidiaries. Titus could also use its veto over mergers to prevent a merger than may be in the best interests of our stockholders as a whole or to try to negotiate more favorable merger consideration for itself.

Our stock price may decline significantly if we are delisted from the Nasdaq National Market.

   Our common stock currently is quoted on the Nasdaq National Market System. For continued inclusion on the Nasdaq National Market, we must meet certain tests, including a minimum bid price of $1.00 and net tangible assets of at least $4 million. We currently are not in compliance with the minimum net tangible assets requirement. In addition, during the second quarter of fiscal 2000 we were subject to a hearing before a Nasdaq Listing Qualifications Panel, which determined to continue the listing of our common stock on the Nasdaq National Market subject to certain conditions, all of which were fulfilled. However, if we continue to fail to satisfy the listing standards on a continuous basis, Nasdaq may delist our common stock from its National Market System.

   The variable conversion price of our Series A Preferred Stock increases our risk of being delisted in several ways:

  . Bid Price. The substantial number of shares that are potentially issuable upon conversion of the Series A Preferred Stock and the short selling that may occur as a result of the future priced nature of those shares increases the risk that our stock price will fall below Nasdaq's minimum bid price requirement and could, as noted above, result in our being delisted. See our risk factors "Substantial sales of our common stock by our existing stockholders may reduce the price of our stock and dilute existing stockholders" and "The holder of our Series A Preferred Stock could engage in short selling . . ."

  . Public Interest Concerns. If the returns on our Series A Preferred Stock are deemed "excessive" compared with those of public investors in our common stock, Nasdaq may deny inclusion or apply more stringent criteria to the continued listing of our common stock. In making this analysis, Nasdaq considers:

    -- the amount raised in the transaction relative to our capital structure at the time of issuance;

    -- the dilutive effect of the transaction on our existing holders of common stock;

    -- the risk undertaken by Titus in purchasing our Series A Preferred
       Stock;

    -- the relationship between Titus and us;

    -- whether the transaction was preceded by other similar transactions;
       and

    -- whether the transaction is consistent with the just and equitable principles of trade.

    Nasdaq also considers, as mitigating factors in its analysis, incentives that encourage Titus to hold the Series A Preferred Stock for a longer time period and limit the number of shares into which the Series A Preferred Stock may be converted. Such features may limit the dilutive effect of the transaction and increase the risk undertaken by Titus in relationship to the reward available.

  . Change of Control and Change of Financial Structure. As of August 14, 2001, the Series A Preferred Stock was convertible into 7.7 million shares of our common stock. The exercise of these conversion rights could increase Titus' percentage ownership of our capital stock significantly and may cause Nasdaq to determine that (i) a merger or consolidation that results in a change of control or (ii) a change in financial structure has occurred. If Nasdaq determines that the conversion of our Series A Preferred Stock constitutes a change in control and a change in financial structure, we would need to re-apply for listing on Nasdaq and satisfy all initial listing requirements as of that time. We currently do not satisfy those initial listing requirements.

   If our common stock were delisted from the Nasdaq National Market, trading of our common stock, if any, may be conducted on the Nasdaq Small Cap Market, in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

A significant percentage of our international sales depend on our distribution agreement with Virgin and Virgin's diligent sales efforts and timely payments pursuant to that agreement.

   In connection with our acquisition in February 1999 of a 43.9% limited liability company membership interest in VIE Acquisition Group, LLC, or VIE, the parent entity of Virgin Interactive Entertainment Limited, or Virgin, we signed an international distribution agreement with Virgin. Under this agreement, we appointed Virgin as exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East, for a seven-year period. During the course of the last two years, due to a dispute regarding the amount of overhead fees and commissions we owed Virgin, Virgin withheld material amounts of proceeds from us from their distribution of our products from time to time.

   In April 2001, we entered into a settlement agreement with Virgin in which:

  . each party entered into a general release from claims against the other party;

  . Virgin paid us $3.1 million in settlement of amounts due us under the distribution agreement;

  . we paid Virgin $330,000 for marketing overhead related to sales of our products;

  . VIE redeemed our membership interest in VIE in full in exchange for the performance of our obligations under the settlement agreement;

  . pursuant to the concurrent third amendment to our distribution agreement with Virgin, the overhead fees owed to Virgin going forward were immediately reduced and will be eliminated by July 2002; and

  . we no longer have an equity interest in Virgin. Virgin is a wholly owned subsidiary and is controlled by Titus.

   Virgin remains our exclusive distributor throughout much of the world, therefore our revenues could fall significantly and our business and financial results could suffer material harm if:

  .  further disputes arise over amounts payable by us to Virgin;

  . Virgin fails to deliver to the full proceeds owed us from distribution of our products;

  .  fails to effectively distribute our products abroad; or

  .  otherwise fails to perform under the distribution agreement.

Two of our directors have substantial, conflicting interests in our most significant distributor, Virgin Interactive Entertainment, Limited.

   All of the equity interests of VIE are owned by Titus, a significant stockholder of Interplay, which is controlled by two of our directors, Messrs. Herve Caen and Eric Caen. Herve Caen is the Chief Executive Officer of Titus and Eric Caen is the President of Titus. Herve Caen also serves as our President. Due to their positions with both of us and Titus, either of the Caens could influence or induce us to enter into agreements or business arrangements with VIE, or its subsidiary Virgin, on terms less favorable to us than we would negotiate with an unaffiliated third party in an arm's length transaction.

Our long-term exclusive distribution agreement with Virgin may discourage potential acquirors from acquiring us.

   Pursuant to the settlement agreement we entered into with Titus, Virgin and VIE on April 11, 2001, during the seven-year term of our February 1999 distribution agreement with Virgin, we agreed not to sell, license our publishing rights, or enter into any agreement to either sell or license our publishing rights with respect to any products covered by the distribution agreement in the territory covered by the distribution agreement, with the exception of two qualified sales each year.

   The restrictions on sales and licensing of publishing rights until 2006 may discourage potential acquirors from entering into an acquisition transaction with us, or may cause potential acquirors to demand terms that are less favorable to our stockholders. In addition, the settlement agreement contains termination penalties of a minimum of $10 million, subject to substantial increases pursuant to the terms of the settlement agreement, which also may discourage potential acquirors that already have their own distribution capabilities in these territories.

Our reliance on third party software developers subjects us to the risks that these developers will not supply us in a timely manner with high quality products or on acceptable terms.

   Third party interactive entertainment software developers, such as Bioware Corp. and Planet Moon Studios develop many of our software products. Since we depend on these developers in the aggregate, we remain subject to the following risks:

  . continuing strong demand for the developers' products may cause developers who developed products for us in the past to instead work for our competitors in the future;

  . the inability for us to control whether developers complete products on a timely basis or within acceptable quality standards, or at all;

  . limited financial resources may force developers out of business prior to their completion of projects for us or require us to fund additional costs; and

  . the possibility that developers could demand that we renegotiate our arrangements with them to include new terms less favorable to us.

   Increased competition for skilled third party software developers also has compelled us to agree to make advance payments on royalties and to guarantee minimum royalty payments to intellectual property licensors and game developers. If the products subject to these arrangements do not generate sufficient sales volumes to recover these royalty advances and guaranteed payments, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results.

If we fail to anticipate changes in video game platforms and technology, our business may be harmed.

   The interactive entertainment software industry is subject to rapid technological change. New technologies could render our current products or products in development obsolete or unmarketable. Some of these new technologies include:

  .  operating systems such as Microsoft Windows 2000;

  .  technologies that support games with multi-player and online features;

  . new media formats such as online delivery and digital video disks, or DVDs; and

  . recent releases or planned releases in the near future of new video game consoles such as the Sony Playstation 2, the Nintendo Gamecube and the Microsoft Xbox.

   We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of introduction of the platform. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, our business and financial results could suffer material harm.

   New interactive entertainment software platforms and technologies also may undermine demand for products based on older technologies. Our success will depend in part on our ability to adapt our products to those emerging game platforms which gain widespread consumer acceptance. Our business and financial results may suffer material harm if we fail to:

  . anticipate future technologies and platforms and the rate of market penetration of those technologies and platforms;

  . obtain licenses to develop products for those platforms on favorable terms; or

  .  create software for those new platforms on a timely basis.

We compete with a number of companies that have substantially greater financial, marketing and product development resources than we do.

   The interactive entertainment software industry is intensely competitive and new interactive entertainment software programs and platforms are regularly introduced. The greater resources of our competitors permit them to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and pay higher fees than we can to licensors of desirable motion picture, television, sports and character properties and to third party software developers. We believe that the main competitive factors in the interactive entertainment software industry include:

  .  product features;

  .  brand name recognition,

  .  access to distribution channels;

  .  quality;

  .  ease of use, price, marketing support and quality of customer service;
     and

  . ability to obtain licenses to popular motion picture, television, sports and character properties and to third party software developers.

   We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant competitors include:

  .  Electronic Arts Inc.

  .  Activision, Inc.

  .  Infogrames Entertainment

  .  Microsoft Corporation

  .  LucasArts Entertainment Company

  .  Midway Games Inc.

  .  Acclaim Entertainment, Inc.

  .  Vivendi Universal Interactive Publishing

  .  Ubi Soft Entertainment Publishing

  .  The 3DO Company

  .  Take Two Interactive Software, Inc.

  .  Eidos PLC

  .  THQ Inc.

   Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Competitors with more extensive customer bases, broader customer relationships and broader industry alliances may be able to use such resources to their advantage in competitive situations, including establishing relationships with many of our current and potential customers.

   In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, Microsoft Corporation and Sega compete directly with us in the development of software titles for their respective platforms and they have generally discretionary approval authority over the products we develop for their platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available home personal computing time using interactive entertainment software and more time using the Internet and online services.

We may face difficulty obtaining access to retailers necessary to market and sell our products effectively.

   Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular producers of interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an improving position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer's sale volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support. A prolonged failure in this regard may cause material harm to our business.

Because we sell a substantial portion of our products on a purchase order basis, our sales may decline substantially without warning and in a brief period of time.

   We currently sell our products through our sales force to mass merchants, warehouse club stores, large computer and software specialty chains and through catalogs in the United States and Canada, as well as to certain distributors. Outside North America, we generally sell products to third party distributors. We make our sales primarily on a purchase order basis, without long-term agreements. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could cause material harm to our business.

If we are compelled to sell a larger proportion of our products to distributors, our gross profit may decline.

   Mass merchants are the most important distribution channel for retail sales of interactive entertainment software. A number of these mass merchants have entered into exclusive buying arrangements with software developers or other distributors, which arrangements could prevent us from selling some or all of our products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with our competitors were to increase, our ability to sell to such merchants would be restricted to selling through the exclusive distributor. Because sales to distributors typically have a lower gross profit than sales to retailers, this would lower our gross profit. This trend could cause material harm to our business.

If our distributors or retailers cannot honor their credit arrangements with us, we may be burdened with payment defaults and uncollectible accounts.

   We typically sell to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. We have risk of non-payment from our customers due to financial inability to pay, or otherwise. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to our business.

Our customers have the ability to return our products or to receive pricing concessions and such returns and concessions could reduce our net revenues and results of operations.

   We are exposed to the risk of product returns and pricing concessions with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide pricing concessions to our customers to manage our customers' inventory levels in the distribution channel. We could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and our access to distribution channels. Product return and pricing concessions that exceed our reserves have caused material harm to our results of operations in the recent past and may do so again in the future.

Substantial sales of our common stock by our existing stockholders may reduce the price of our stock and dilute existing stockholders.

   We have filed registration statements covering a total of approximately
49.4 million shares of our common stock for the benefit of the holders we describe below. Assuming the effectiveness of these registration statements, these shares would be eligible for immediate resale in the public market.

  . Universal Studios, Inc. holds approximately 10.4%, of our outstanding common stock, all of which are being registered.

  . Titus currently holds approximately 43.3% of our outstanding common stock and upon conversion of all its shares of Series A Preferred Stock, may own up to approximately 51.6% of our common stock. All of the shares of common stock issuable to Titus upon the conversion of the preferred stock or the exercise of the warrants are being registered in this registration statement.

  . Pursuant to registration statement 333-59008, filed on April 4, 2001, we intend to register shares equal to approximately 18% of our outstanding common stock, held by a number of our investors as set forth in that registration statement.

  . Employees and directors hold options and warrants to purchase 10.8% of our common stock, substantially most of which are eligible for immediate resale. We may issue options to purchase up to an additional 2.0% of our common stock to employees and directors, which we anticipate will be freely tradable when issued.

   Although the holders described above are subject to restrictions on the transfer of our common stock, future sales by such holders could decrease the trading price of our common stock and, therefore, the price at which you could resell your shares. A lower market price for our shares also might impair our ability to raise additional capital through the sale of our equity securities. Any future sales of our stock would also dilute existing stockholders.

We depend upon third party licenses of content for many of our products.

   Many of our current and planned products, such as our Star Trek, Advanced Dungeons and Dragons, Matrix and Caesars Palace titles, are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements. We may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights in 2002. If we are unable to obtain licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release the products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business.

We may fail to obtain new licenses from hardware companies on acceptable terms or to obtain renewals of existing or future licenses from licensors.

   We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PlayStation 2, as well as video game platforms from Nintendo and Microsoft. In addition, each of these companies has the right to approve the technical functionality and content of our products for their platforms prior to distribution. Due to the competitive nature of the approval process, we must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals could cause material harm to our business.

Our sales volume and the success of our products depends in part upon the number of product titles distributed by hardware companies for use with their video game platforms.

   Even after we have obtained licenses to develop and distribute software, we depend upon hardware companies such as Sony Computer Entertainment, Nintendo and Microsoft to manufacture the CD-ROM or DVD-ROM media discs that contain our software. These discs are then run on the companies' video game consoles. This process subjects us to the following risks:

  . we are required to submit and pay for minimum numbers of discs we want produced containing our software, regardless of whether these discs are sold, shifting onto us the financial risk associated with poor sales of the software developed by us; and

  . reorders of discs are expensive, reducing the revenues we receive from software releases that have stronger sales than initially anticipated and that require the production of additional discs.

   As a result, Sony, Nintendo and Microsoft can shift onto us the risk that if actual retailer and consumer demand for our interactive entertainment software differs from our forecasts, we must either bear the loss from overproduction or the lesser revenues associated with producing additional discs. Either situation could lead to material reductions in our net revenues.

We have a limited number of key personnel. The loss of any single key person or the failure to hire and integrate capable new key personnel could harm our business.

   Our interactive entertainment software requires extensive time and creative effort to produce and market. The production of this software is closely tied to the continued service of our key product design, development, sales, marketing and management personnel, and in particular on the leadership, strategic vision and industry reputation of our founder and Chief Executive Officer, Brian Fargo. Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel. Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees. Our failure to retain the services of Brian Fargo or other key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

Titus intends to gain control of our board of directors, which could result in a significant change in management and operations.

   Titus has stated that they intend to gain control of our Board of Directors. It is possible that this change in control could result in a change in our management and operations. Significant changes in the composition of our executive management team may hinder our ability to address the other challenges we face, and may cause material harm to our business or financial condition.

Our international sales expose us to risks of unstable foreign economies, difficulties in collection of revenues, increased costs of administering international business transactions and fluctuations in exchange rates.

   Our net revenues from international sales accounted for 17 percent of our total net revenues for the six months ended June 30, 2001 and 28 percent for the six months ended June 30, 2000. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

   Our international sales and operations are subject to a number of inherent risks, including the following:

  .  recessions in foreign economies may reduce purchases of our products;

  . translating and localizing products for international markets is time-consuming and expensive;

  . accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;

  .  regulatory requirements may change unexpectedly;

  .  it is difficult and costly to staff and manage foreign operations;

  .  fluctuations in foreign currency exchange rates;

  .  political and economic instability;

  . we depend on Virgin as our exclusive distributor in Europe, the Commonwealth of Independent States, Africa and the Middle East; and

   .  delays in market penetration of new platforms in foreign territories.

   These factors may cause material declines in our future international net revenues and, consequently, could cause material harm to our business.

   A significant, continuing risk we face from our international sales and operations stems from exchange rate fluctuations. Because we do not engage in currency hedging activities, fluctuations in currency exchange rates have caused significant reductions in our net revenues from international sales and licensing due to the loss in value upon conversion into U.S. Dollars. We may suffer similar losses in the future.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

   We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks, and hold the rights to one patent application related to one of our titles. While we provide "shrinkwrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

   Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing others' intellectual property rights may diminish. We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies.

We may unintentionally infringe on the intellectual property rights of others which could expose us to substantial damages or restrict our operations.

   As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Intellectual property litigation or claims could force us to do one or more of the following:

  . cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  . obtain a license from the holder of the infringed intellectual property, which license, if available at all, may not be available on commercially favorable terms; or

  . redesign our interactive entertainment software products, possibly in a manner that reduces their commercial appeal.

   Any of these actions may cause material harm to our business and financial results.

Our software may be subject to governmental restrictions or rating systems.

   Legislation is periodically introduced at the state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. In addition, many foreign countries have laws that permit governmental entities to censor the content of interactive entertainment software. We believe that mandatory government-run rating systems eventually will be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products to comply with new regulations, which could delay the release of our products in those countries.

   Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. In addition to such regulations, certain retailers have in the past declined to stock some of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. While to date these actions have not caused material harm to our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.

Our directors and officers control a large percentage of our voting stock and may use this control to compel corporate actions that are not in the best interests of our stockholders as a whole.

   Including Titus, our directors and executive officers beneficially own approximately 69% of our aggregate common stock. In the event Titus converts all of its shares of Series A Preferred Stock into common stock, the additional shares could increase Titus' ownership to approximately 51.6%. These stockholders can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock.

   Moreover, since Titus owns 100% of VIE and only up to approximately 51.6% of Interplay, Titus will recognize more revenue on a consolidated basis to the extent it is able to divert revenues to the Virgin entities at the expense of Interplay. Therefore, Titus has an incentive to compel Interplay to enter into transactions with the Virgin entities on terms less favorable than might prevail in a transaction with an unaffiliated third party.

We may fail to implement Internet-based product offerings successfully.

   We seek to establish an online presence by creating and supporting sites on the Internet and by offering our products through these sites. Our ability to establish an online presence and to offer online products successfully depends on:

  .  increases in the Internet's data transmission capability;

  . growth in an online market sizeable enough to make commercial transactions profitable.

   Because global commerce and the exchange of information on the Internet and other open networks are relatively new and evolving, a viable commercial marketplace on the Internet may not emerge and complementary products for providing and carrying Internet traffic and commerce may not be developed. Even with the proper infrastructure, we may fail to develop a profitable online presence or to generate any significant revenue from online product offerings in the near future, or at all.

   If the Internet does not become a viable commercial marketplace, or if this development occurs but is insufficient to meet our needs or if such development is delayed beyond the point where we plan to have established an online service, our business and financial condition could suffer material harm.

Some provisions of our charter documents may make takeover attempts difficult, which could depress the price of our stock and inhibit our ability to receive a premium price for your shares.

   Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,616,646 shares of preferred stock and to fix the rights and preferences of such shares. In addition, our certificate of incorporation and bylaws contain provisions that:

  . eliminate the ability of stockholders to act by written consent and to call a special meeting of stockholders; and

  . require stockholders to give advance notice if they wish to nominate directors or submit proposals for stockholder approval.

   These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

The holder of our Series A Preferred Stock could engage in short selling to increase the number of shares of common stock issuable upon conversion of our Series A Preferred Stock. If this occurs, the market price of our common stock and the value of your investment may decline.

   Titus, the sole holder of shares of our Series A Preferred Stock, may convert those shares into shares of our common stock. The shares of our Series A Preferred Stock generally are convertible into a number of shares of common stock determined by dividing $27.80 by the lesser of (a) $2.78 and (b) 85 percent of the average of the closing prices per share as reported by the Nasdaq National Market for the twenty trading days preceding the date of conversion.

   Based on the above formula, the number of shares of our common stock that are issuable upon conversion of the Series A Preferred Stock increases as the price of our common stock decreases. Increases in the number of shares of our common stock which are publicly traded could put downward pressure on the market price of our common stock. Depending on the trading volume of our stock, the sale of a relatively limited number of shares could cause a significant decrease in price. Therefore, Titus could sell short our common stock prior to conversion of the Series A Preferred Stock, potentially causing the market price to decline and a greater number of shares to become issuable upon conversion of the Series A Preferred Stock. Titus could then convert its Series A Preferred Stock and use the shares of common stock received upon conversion to cover its short positions. Titus could thereby profit by the decline in the market price of our common stock caused by its short selling.

   See also the risk factor entitled "Substantial sales of our common stock by our existing stockholders may reduce the price of our stock and dilute existing stockholders."

Our stock price is volatile.

   The trading price of our common stock has previously and could continue to fluctuate in response to factors that are largely beyond our control, and which may not be directly related to the actual operating performance of our business, including:

  . general conditions in the computer, software, entertainment, media or electronics industries;

  .  changes in earnings estimates or buy/sell recommendations by analysts;

  . investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers;

  . price and trading volume volatility of the broader public markets, particularly the high technology sections of the market.

We do not pay dividends on our common stock.

   We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Increases in interest rates will increase the cost of our debt.

   Our working capital line of credit bears interest at either the bank's prime rate or LIBOR, at our option both of which are variable rates. As such, if interest rates increase, we will have to use more cash to service our debt, which could impede our ability to meet other expenses as they become due and could cause material harm to our business and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not have any derivative financial instruments as of June 30, 2001. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

 Interest Rate Risk

   The table below provides information as of June 30, 2001 about our other financial instruments that are sensitive to changes in interest rates.

     Working Capital Line of Credit (Variable Rate)
     ----------------------------------------------
     Amount borrowed at June 30, 2001.........................   $6.1 million
     Maximum amount of Line...................................    $15 million(1)
     Variable interest rates..................................      6.39-7.0%(2)
     Expiration............................................... April 30, 2004(3)

--------
(1) Advances under the line are limited to an advance formula of qualified accounts receivable and inventory. At June 30, 2001, the amount available for borrowing under the line was $3.1 million.
(2) Borrowings bear interest at the bank's prime rate, or, at our option, a portion of the outstanding balance at LIBOR plus 2.5 percent.
(3) The line is subject to review and renewal by the bank on April 30, 2002 and 2003. At June 30, 2001, we were not in compliance with certain financial covenants and the line may be subject to termination and acceleration of payment.

 Foreign Currency Risk

   Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized foreign exchange losses of $339,000 for the six months ended June 30, 2001 and $935,000 for the year ended December 31, 2000, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin. Based upon the average foreign currency rates for the six months ended June 30, 2001, a hypothetical 10 percent change in the applicable foreign exchange rates would have increased our loss by approximately $34,000.

PART II--OTHER INFORMATION

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

Item 5. Other Information

   On August 13, 2001, the Company's largest stockholder, Titus Interactive, S.A., converted 336,070 shares of Series A Preferred Stock of the Company into 6,679,306 shares of Common Stock. After the conversion, Titus owns approximately 19,496,561 shares of Common Stock, which constitutes approximately 43 percent of the total outstanding common stock of the Company. In addition, Titus holds a remaining 383,354 shares of Series A Preferred Stock, which depending upon the conversion ratio, upon conversion most likely would result in Titus owning a majority of the Company's issued and outstanding shares of Common Stock. Titus did not pay any additional consideration for the Common Stock issued upon conversion of the Series A preferred stock. As of August 13, Titus controls approximately 48 percent of the voting securities of the Company.

   The Company previously had announced discussions during the quarter with a third party concerning the acquisitions of the Company. The discussions with such third party have terminated.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits--The following exhibits are filed as part of this report:

 Exhibit
 Number                              Exhibit Title
 -------                             -------------
 10.1    Loan and Security Agreement between the Company and LaSalle Business
         Credit, Inc., dated April 11, 2001

 10.2    Warrant to Purchase Common Stock issued to Brian Fargo, dated April
         11, 2001

 10.3    Secured Promissory Note issued to Brian Fargo, dated April 11, 2001

 10.4    Security Agreement between the Company and Brian Fargo, dated April
         11, 2001

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERPLAY ENTERTAINMENT CORP.

Date: August 17, 2001                                 /s/ Brian Fargo
                                          By: _________________________________
                                            Brian Fargo,
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Date: August 17, 2001                                /s/ Manuel Marrero
                                          By: _________________________________
                                            Manuel Marrero,
                                            Chief Financial Officer
                                            (Principal Financial and
                                           Accounting Officer)