Form 10-K/A
period 2000-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2001-08-31
CIK 1057232

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of August 13, 2001, 44,980,708 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $21,752,670.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                AMENDMENT NO. 2
                  TO THE ANNUAL REPORT ON FORM 10-K FILED BY
     INTERPLAY ENTERTAINMENT CORP. ON APRIL 17, 2001, AS AMENDED ON APRIL
                                   30, 2001.

     The following Items amend the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 17, 2001, as amended by Form 10-K/A on April 30, 2001 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. That Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

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

     International. Prior to February 1999, the Company distributed its titles in Europe through Interplay Europe, and employed approximately 21 people dedicated to sales and marketing in the European market. Interplay Europe had an agreement with Infogrames U.K. and Virgin to pool resources in order to distribute PC and video game console software to independent software retailers in the United Kingdom, and had distribution agreements with Acclaim Entertainment pursuant to which Acclaim Entertainment distributes certain of the Company's titles in selected European countries. Net revenues from such distribution agreements with Acclaim Entertainment represented 3.4% and 9.6% of the Company's net revenues in the years ended December 31, 1999 and 1998, respectively. In February 1999, the Company completed an agreement to acquire a 43.9% membership interest in VIE Acquisition Group LLC, the parent entity of Virgin. In connection with such acquisition, the Company entered into the Virgin Distribution Agreement, pursuant to which Virgin hired Interplay Europe's sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East for a seven year period. Under such agreement as amended, the Company pays Virgin a distribution fee for its marketing and distribution of the Company's products, as well as certain direct costs and expenses. The Company also grants Virgin the near exclusive right to distribute our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. The Company believes that the prices charged to Virgin are comparable to the prices that the Company could charge an unaffiliated third party distributor in the territories in which Virgin has distribution rights. As part of the April 2001 settlement between Virgin and the Company, VIE redeemed the Company's membership interest in VIE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement."

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

     OEM. Interplay OEM employs approximately 22 people, including 6 in Europe and one in Singapore, focused on the distribution of interactive entertainment software in bundling transactions to the computer hardware industry. Under these arrangements, one or more software titles, which are either limited- feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. In addition, Interplay OEM has established a development capability to create modified versions of titles which support its customers' technologies. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs. There can be no assurance that OEM sales will continue to generate consistent profits for the Company, and a decrease in OEM sales or margins could have a material adverse effect on the Company's business, operating results and financial condition. In addition to distributing the Company's titles, Interplay OEM serves as an exclusive OEM distributor for a number of interactive entertainment software publishers, including LucasArts Entertainment Company, Fox Interactive, Virgin, Gathering of Developers, Rage Software, MacPlay and Titus. Interplay OEM's hardware customers include many of the industry's largest computer and peripheral manufacturers including IBM, Compaq, Packard Bell/NEC, Creative Labs, Pioneer Electronics, Canon, Dell and Logitech. OEM devotes four employees to modifying existing products into suitable OEM products. In 2000, Interplay OEM launched a new division, bundledirect.com, which sells fixed bundle packs to Value-Added Resellers and System Builders. Interplay OEM expanded its business model to include licensing of the represented software as a premium to the non-Information Technology marketplace, as well as continuing its licensing and merchandising activities on behalf of Interplay and Shiny including television animation, novelizations, strategy guides and other merchandise tied to Interplay's entertainment properties.

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

     The Company's marketing department develops and implements marketing programs and campaigns for each of the Company's titles and product groups. The Company's marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in- store promotions, attendance at trade shows and public relations. The Company also sends direct and electronic mail promotional materials to its database of gamers, and has selectively used radio and television advertisements in connection with the introduction of certain of its products. The Company budgets a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders. The Company anticipates that over time, as the market for its products matures and competition becomes more intense, it will become necessary to devote more overall resources to marketing its products but marketing costs for its products should remain proportional to revenues.

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

     Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require the Company to increase its marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. The Company's products constitute a relatively small percentage of any retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or to provide the Company's products with adequate levels of shelf space and promotional support, and a prolonged failure in this regard may have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Industry Competition; Competition for Shelf Space."

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

     The Company relies on existing copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which the Company's products are or may be distributed either do not protect the Company's products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of the Company's rights may be ineffective in such countries, and as the Company leverages its software products using emerging technologies, such as the Internet and on- line services, the ability of the Company to protect its intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide adequate protection to the Company's products in connection with such emerging technologies.

     As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, the Company has received communication from third parties asserting that features or content of certain of its products may infringe upon the intellectual property rights of such parties. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties, either of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Protection of Proprietary Rights."

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

     The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated.

     For the Year ended December 31, 1999               High     Low
     ------------------------------------               ----     ---

     First Quarter.................................     $3.00   $1.69
     Second Quarter................................      2.63    1.88

     Third Quarter.................................      2.94   2.00
     Fourth Quarter................................      4.44   1.56

     For the Year ended December 31, 2000                High     Low
     ------------------------------------                ----     ---

     First Quarter................................      $4.50    $2.91
     Second Quarter...............................       3.31     1.75
     Third Quarter................................       3.81     2.25
     Fourth Quarter...............................       4.00     2.56

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

     The following is a summary of transactions by the Company during the year ended December 31, 2000 involving sales of the Company's securities that were not registered under the Securities Act:

     In April 2000, the Company issued 719,424 shares of Series A Preferred Stock to Titus Interactive S.A., an accredited investor, for $20 million in a transaction that included the issuance of warrants to Titus to purchase up to 500,000 shares of Common Stock at $3.79 per share. These shares and warrants were issued in reliance upon the exemption provided by Section 4(2) and/or Rule 506 of the Securities Act.

     In April 2001, the Company sold 8,126,770 shares of its Common Stock to 26 accredited investors for $12.7 million, and received net proceeds of approximately $11.5 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share purchased. The warrants are exercisable at $1.75 per share, and one-half of the warrants can be exercised immediately with the other half exercisable after June 27, 2001, if (and only if) the closing price of the Company's Common Stock as reported on Nasdaq does not equal or exceed $2.75 for 20 consecutive trading days prior to June 27, 2001. The Company may also require the holder to exercise the warrants if the closing price of the Company's common stock as reported on Nasdaq equals or exceeds $3.00 for 20 consecutive trading days prior to June 27, 2001. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In addition, because we have not yet registered the shares issued in the private placement, the Company has, as of August 1, 2001, an accrued obligation to pay the private placement investors an aggregate amount of $517,120 in cash, payable on demand. This obligation will continue to accrue at approximately $250,000 each month that the Company does not register the shares. There is no cap on the penalty due to the Company's failure to register such shares. In the event that the filing and effective dates of the registration statement are not met, the Company is subject to a two percent penalty per month, payable in cash or stock, until the filing and effective dates are met. These shares were sold in reliance on Rule 506 and/or Section 4(2) of the Securities Act.

     On August 13, 2001, Titus, converted 336,070 shares of Series A Preferred Stock of the Company into 6,679,306 shares of Common Stock. After the conversion, Titus owns approximately 19,496,561 shares of Common Stock, which constitutes approximately 43 percent of the total outstanding common stock of the Company. In addition, Titus holds a remaining 383,354 shares of Series A Preferred Stock, which, depending upon the conversion ratio, upon conversion most likely would result in Titus owning a majority of the Company's issued and outstanding shares of Common Stock. Titus did not pay any additional consideration for the Common Stock issued upon conversion of the Series A preferred stock. The issuance of the Common Stock upon conversion of the Series A Preferred Stock was made in reliance upon the exemption provided by Section 4(2) and/or Rule 506 of the Securities Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

General

     We derive net revenues primarily from direct sales of interactive entertainment software for PCs and video game consoles to retailers and mass merchants, from indirect sales to software distributors in North America and internationally, and from direct sales to end-users through our catalogs and the Internet. We also derive royalty-based revenues from licensing arrangements, from the sale of products by third party distributors in North America and international markets, and from OEM bundling transactions.

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." For those agreements that provide the customers the right to create and sell multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery of the product master or the first copy. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated. We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange product and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements. We provide customer support only via telephone and the Internet. Customer support costs are not material and we charge such costs to expenses as we incur them.

     In order to expand our distribution channels and engage in software development in overseas markets, in 1995 we established operations in the United Kingdom and in 1997, we initiated a licensing strategy in Japan. In February 1999, we undertook a restructuring of our operations in the United Kingdom that included our investment in VIE Acquisition Group LLC, or VIE. In connection with our investment in VIE, we entered into an exclusive distribution agreement with Virgin Entertainment Interactive Limited, or Virgin, an entity controlled by VIE, and integrated our distribution operations with Virgin, which substantially reduced our sales and marketing personnel in Europe. As part of an April 2001 settlement between us and Virgin, VIE redeemed our LLC membership interest in VIE. Pursuant to such settlement, we agreed to assume responsibility for marketing functions in Europe. We also maintain European OEM and product development operations. International net revenues accounted for approximately 33.5% of our net revenues for the year ended December 31, 2000, 29.7% of our net revenues for the year ended December 31, 1999, and 28.2% of our net revenues for the year ended December 31, 1998.

     In January 1997, we formed a wholly-owned subsidiary, Interplay OEM, which had previously operated as a division of ours. Interplay OEM distributes our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. During 2000, Interplay OEM expanded its bundling arrangements into the non-Information Technology marketplace and created a division named bundledirect.com, which transacts with value-added resellers and system builders. We also derive net revenues from the licensing of intellectual property and products to third parties for distribution in markets and through channels that are outside of our primary focus. OEM, royalty and licensing net revenues collectively accounted for net revenues of 12.5% for the year ended December 31, 2000, 21.8% for the year ended December 31, 1999, and 13.6% for the year ended December 31, 1998. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs, and accordingly do not have a significant impact on our operating losses. Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by us. Typically, cost of goods sold as a percentage of net revenues for video game console products and affiliate label products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with video game console and affiliate label products. We also include in the cost of goods sold amortization of prepaid royalty and license fees we pay to third party software developers. We expense prepaid royalties over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. We evaluate the likelihood of future realization of prepaid royalties quarterly, on a product-by-product basis, and charge the cost of goods sold for any amounts that we deem unlikely to realize through future product sales.

     For the year ended December 31, 2000, our net loss was $12.1 million. Our results from operations were adversely affected by several factors. The interactive entertainment software industry experienced lower prices for titles, especially with current generation video console platforms, such as Sony PlayStation and Nintendo N64. Sony introduced the PlayStation 2 in October 2000 but did not ship the number of units it originally forecasted. In addition, the sales of personal computers decreased for the year ended December 31, 2000 as compared to the same period in 1999. As a result of these factors, we experienced lower unit sales volume than we expected. We expect our unit sales volumes on next generation video console platforms to increase and our unit sales volume on personal computer platforms to remain relatively constant in the 12 months ended December 31, 2001 as compared to the same period in 2000.

     Our operating results have fluctuated significantly in the past and likely will fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond our control. We cannot assure you that we will be profitable in any particular period. It is likely that our operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - Fluctuations in Operating Results; Uncertainty of Future Results; Seasonality."

Results of Operations

     The following table sets forth consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                Year Ended December 31
                                               ------------------------
                                                2000     1999     1998
                                               ------   ------   ------
STATEMENTS OF OPERATIONS DATA:
Net revenues                                   100.0%   100.0%   100.0%
Cost of goods sold                              51.7     59.9     56.7
                                               ------   ------   ------
Gross margin                                    48.3     40.1     43.3
Operating expenses:
 Marketing and sales                            25.3     31.8     31.1
 General and administrative                      9.8     15.0     10.1
 Product development                            21.2     20.2     19.3
 Other                                            --      5.2       --
                                               ------   ------   ------
 Total operating expenses                       56.3     72.2     60.5
                                               ------   ------   ------
Operating loss                                  (8.0)   (32.1)   (17.2)
Other expense                                   (3.5)    (3.4)    (3.9)
                                               ------   ------   ------
Loss before income taxes                       (11.5)   (35.5)   (21.1)
Provision for income taxes                        --      5.3      1.1
                                               ------   ------   ------
Net loss                                      (11.5)%  (40.8)%  (22.2)%
                                               ======   ======   ======
SELECTED OPERATING DATA:
Net revenues by segment:
 North America                                  54.0%    48.5%    58.2%
 International                                  33.5     29.7     28.2
 OEM, royalty and licensing                     12.5     21.8     13.6
                                               ------   ------   ------
                                               100.0%   100.0%   100.0%
                                               ======   ======   ======
Net revenues by platform:
 Personal computer                              73.5%    64.1%    53.1%
 Video game console                             14.0     14.1     33.3
 OEM, royalty and licensing                     12.5     21.8     13.6
                                               ------   ------   ------
                                               100.0%   100.0%   100.0%
                                               ======   ======   ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

North American, International and OEM, Royalty and Licensing Net Revenues

     Overall net revenues for the year ended December 31, 2000 increased 3 percent compared to the same period in 1999. This increase resulted from a 14 percent increase in North American net revenues and a 16 percent increase in International net revenues, offset by a 41 percent decrease in OEM, royalties and licensing, as described below.

     The increase in North American and International net revenues for the year ended December 31, 2000 was mainly because the titles released this year generated $5.7 million more sales volume and because of a decrease by $6.1 million in product returns and price concessions compared to 1999. Our efforts to focus on product planning and release fewer, but higher quality titles resulted in five fewer title releases across multiple platforms this year as compared to last year. We expect that North American and International publishing net revenues in 2001 will increase compared to 2000.

     The decrease in OEM, royalty and licensing net revenues in the year ended December 31, 2000 compared to the same period in 1999 was due to decreased net revenues in the OEM business and in licensing transactions. The $5.1 million decrease in the OEM business was primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to the recognition of $2.3 million of deferred revenue for the shipment of a major title to a customer in 1999 without a comparable transaction in 2000. We expect that OEM, royalty and licensing net revenues in 2001 will increase compared to 2000.

Platform Net Revenues

     PC net revenues increased 18 percent during the year ended December 31, 2000 compared to the same period in 1999 primarily due to the release of seven major hit titles such as Star Trek Klingon Academy, Icewind Dale, Sacrifice, Baldur's Gate II, Giants, Star Trek StarFleet Command II and Star Trek New Worlds, compared to six major hit titles released in 1999. In addition, we continue to experience strong sales from Baldur's Gate and Baldur's Gate: Tales of the Sword Coast, both of which were released prior to 2000. The increase in PC net revenues was partially offset by our release of 18 titles in 2000 compared to 28 titles in 1999. We expect our PC net revenues to decrease in 2001 due to our increased focus on next generation console titles. Video game console net revenues increased 2 percent in the year ended December 31, 2000 compared to the same period in 1999, due to higher unit sales of our major console title releases, partially offset by approximately 10 percent lower price points for current generation console titles. We released four major video game console titles in 2000, including MDK 2 (Dreamcast), Gekido (PlayStation), Caesar's Palace 2000 (PlayStation) and Wild Wild Racing (PlayStation 2), compared to three major video game console titles released in 1999. We expect our video game console net revenues to increase in 2001 as a result of a substantial increase in planned major title releases for new generation game consoles in 2001 compared to 2000.

Cost of Goods Sold; Gross Margin

     Cost of goods sold decreased 12 percent in the year ended December 31, 2000 compared to the same period in 1999, due to releasing a higher percentage of internally developed titles and the discontinuation of the affiliate label distribution business that typically has a higher cost of goods component relative to net sales. The 1999 period also reflects $1.7 million of non-recurring write-offs of prepaid royalties relating to titles that had been canceled mainly due to our discontinuation of our licensed sports product line during 1999. We expect our cost of goods sold to increase in 2001 as compared to 2000 due to an expected higher net revenues base from the planned release of more major next generation game console titles in the 2001 period. The 24 percent increase in gross profit margin was primarily due to a 33 percent increase in internally developed titles sold without a royalty component in cost of goods sold, and a 25 percent decrease in product returns and price concessions compared to the 1999 period. We expect our future gross profit margin to decrease in 2001 as compared to 2000 due to an increase in next generation video game console title releases, which typically have a higher cost of goods relative to net revenues. However, we expect a higher dollar gross profit on an increased net revenue base in 2001 compared to 2000.

Marketing and Sales

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The 10 percent decrease in marketing and sales expenses for the year ended December 31, 2000 compared to the 1999 period is attributable primarily to a $1.3 million decrease in personnel costs and a $0.5 million decrease in advertising and retail marketing support expenditures. In addition, we amended our International Distribution Agreement with Virgin Interactive Entertainment Limited, or Virgin, effective January 1, 2000, which eliminated the fixed monthly overhead fees of approximately $2.3 million we incurred in the 1999 period. We expect our marketing and sales expenses to remain about the same in 2001 compared to 2000, due to continued planned decreases in advertising and retail marketing support expenditures and lower personnel costs, offset by the $1.3 million in overhead fees payable to Virgin in 2001 to be incurred in connection with the terms of our April 2001 settlement with Virgin.

General and Administrative

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. The 44 percent decrease in general and administrative expenses for the year ended December 31, 2000 compared to the same period in 1999 is primarily attributable to a $6.6 million decrease in bad debt expense and a $1.1 million decrease in personnel costs. We are continuing our efforts to reduce North American operating expenses and expect our general and administrative expenses to decrease in 2001 compared to 2000.

Product Development

     We charge product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. The 8 percent increase in product development expenses for the year ended December 31, 2000 compared to the same period in 1999 is due to a $1.5 million increase in expenditures devoted to our focus on developing next generation video game console platforms. We expect our product development expenses to remain approximately constant in absolute dollars in 2001 compared to 2000.

Other Operating Expense

     Other operating expenses are one-time and non-recurring expenses associated with our operations in 1999. During the year ended December 31, 2000, we did not incur any other operating expenses. Other operating expenses of $5.3 million for the year ended December 31, 1999 were due to a provision of $1.6 million for estimated asset valuation and restructuring charges in connection with the reductions in our European operations, $2.9 million for minimum operating charges payable to Virgin which did not repeat in 2000, and $0.8 million charge for severance expense due to the departure of two of our former executives during the year ended December 31, 1999.

Other Expense, Net

     Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. The 6 percent decrease for the year ended December 31, 2000 compared to the same period in 1999 was due to a $0.6 million decrease in interest expense on lower average borrowings under our line of credit, partially by $0.7 million in foreign currency exchange transaction losses incurred in connection with European distribution activities.

Provision (Benefit) for Income Taxes

     We did not record a tax provision for the year ended December 31, 2000, compared with a tax provision of $5.4 million for the year ended December 31, 1999. The tax provision recorded during 1999 represents an increase to the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods. We have a deferred tax asset of approximately $39 million that has been fully reserved at December 31, 2000. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to limitations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

North American, International and OEM, Royalty and Licensing Net Revenues

     Overall net revenues for the year ended December 31, 1999 decreased 20 percent compared to the same period in 1998. This decrease resulted from a 33 percent decrease in North American net revenues and a 15 percent decrease in International net revenues, offset by a 29 percent increase in OEM, royalties and licensing, as described below.

     The decrease in North American and International net revenues for the year ended December 31, 1999 was due primarily to the release of four fewer major titles across multiple platforms and the resulting $46.9 million decrease in sales volume in the 1999 period.

     OEM, royalty and licensing net revenues increased $5.0 million in the year ended December 31, 1999 compared to the same period in 1998 due to a $1.8 million increase in net revenues in the OEM business and a $3.2 million increase in net revenues in licensing.

Platform Net Revenues

     PC net revenues decreased 3 percent in the year ended December 31, 1999 compared to the same period in 1998 due to the release of four fewer titles overall, including one less major title, offset by continued sales of Baldur's Gate. We released six new major titles in 1999, such as Baldur's Gate: Tales of the Sword Coast, Descent 3, Freespace 2, Kingpin, Starfleet Command and Torment, compared to seven new major titles in 1998. Video game console net revenues decreased 66 percent in the year ended December 31, 1999 compared to the same period in 1998 due to our release of three fewer major titles. Major console title releases in the 1999 period included Baseball 2000 (PlayStation), Caesar's Palace II (Game Boy Color) and Incoming (Dreamcast).

Cost of Goods Sold; Gross Margin

     Cost of goods sold decreased 15 percent in the year ended December 31, 1999 compared to the same period in 1998 due to a 20 percent decrease in net revenues, which may have a higher cost of goods sold, and a shift in product mix. Video game console revenues, comprised 14 percent of total net revenues in 1999 compared to 33 percent in 1998. The decrease in cost of goods sold was offset by $1.7 million write-offs of prepaid royalties relating to titles that we canceled due to our discontinuation of our licensed sports product line. The 26 percent decrease in gross margin was due primarily to a high level of product returns and price concessions attributable to the inability of some of our titles to gain broad, market acceptance from customers, which reduced net sales substantially.

Marketing and Sales

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, monthly overhead and distribution fees payable to Virgin, and other related operating expenses. Marketing and sales expenses decreased 25 percent in the year ended December 31, 1999 compared to the same period in 1998. The decrease is attributable primarily to a $7.4 million decrease in advertising, specifically television advertising, and other marketing costs associated with fewer major titles released during the 1999 period. In addition, we reduced personnel and commission expense by $2.5 million in connection with the restructuring of European operations, including the new distribution arrangements we made with Virgin starting in February 1999.

General and Administrative

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses increased 41 percent in the year ended December 31, 1999 compared to the same period in 1998. The increase is attributable primarily to a provision for bad debt expense of $6.9 million in 1999 in response to, among other things, the deteriorating financial condition of some of our customers, which placed serious doubts on their ability and intent to pay. General and administrative expenses other than bad debt expense decreased $1.6 million in the 1999 period. This decrease is due primarily to the reorganization of our European operations and successful efforts to reduce North American general and administrative expenses.

Product Development

     We charge product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses decreased 16 percent in the year ended December 31, 1999 compared to the same period in 1998. The decrease is due to a $3.8 million reduction in expense achieved as a result of the reorganization of the development process.

Other Operating Expense

     Other operating expenses are one-time and non-recurring expenses associated with our operations in 1999. Other operating expenses of $5.3 million for the year ended December 31, 1999 included $2.4 million for restructuring, asset valuations and severance charges. We incurred charges primarily in connection with restructuring the European operations, including establishing the new distribution arrangements in Europe whereby Virgin replaced our third party distribution arrangements and we recorded provisions for the costs of reductions in work force and facilities move, including asset valuation, severance expenses and estimated facility lease termination charges. In addition, we recorded a $2.9 million provision for minimum operating charges payable to Virgin.

Other Income (Expense)

     Other income (expense) primarily consists of interest expense on our line of credit. Other expense decreased in the year ended December 31, 1999 compared to the same period in 1998. This decrease was due primarily to decreased interest expense of $1 million on lower borrowings under our line of credit and the repayment of the Subordinated Secured Promissory Notes in June 1998. We repaid these borrowings with the proceeds of our initial public offering in June 1998 and the equity investments by Titus Interactive, S.A. in 1999.

Provision (Benefit) for Income Taxes

     We recorded a tax provision of $5.4 million in the year ended December 31, 1999, compared with a tax provision of $1.4 million in the year ended December 31, 1998. The tax provision recorded during both periods represents an increase of the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods. At the end of 1999, we had fully reserved for all deferred tax assets.

Liquidity and Capital Resources

     We have funded our operations to date primarily through the use of lines of credit and equipment leases, through cash generated by the private sale of securities, from the proceeds from our initial public offering, from the proceeds from licensing agreements, and from operations.

     As of December 31, 2000 our principal sources of liquidity included cash of $2.8 million and our line of credit that expired on April 30, 2001. In addition, $4 million was available under on our supplemental line of credit with Titus. In April 2001, we repaid all amounts outstanding on the Titus line of credit and terminated the line of credit.

     In April 2001, we secured a new working capital line of credit from a bank and repaid all amounts outstanding on our former line of credit and supplemental line of credit. These lines of credit were terminated upon full payment. Our new working capital line of credit line bears interest at the bank's prime rate, or, at our option, a portion of the outstanding balance bears interest at LIBOR plus 2.5%, for a fixed short-term. At June 30, 2001, borrowings under the new working capital line of credit bore interest at various interest rates between 6.39 percent and 7 percent. Our new line of credit provides for borrowings and letters of credit of up to $15 million based in part upon qualifying receivables and inventory. Under the new line of credit the Company is required to maintain a $2 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). The new line of credit has a term of three years, subject to review and renewal by the bank on April 30 of each subsequent year. As of June 30, 2001, we are not in compliance with the financial covenants under the new line of credit pertaining to net worth and minimum earnings before interest, taxes, depreciation and amortization. If the bank does not waive compliance with the required covenants under the credit agreement, the bank could terminate the credit agreement and accelerate payment of all outstanding amounts. Because we depend on this credit agreement to fund our operations, the bank's termination of the credit agreement could cause material harm to our business, including our ability to continue as a going concern.

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

     In April 2001, our Chairman provided us with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to us and the $2 million guarantee he provided under the new line of credit from a bank, the Chairman received warrants to purchase 500,000 shares of our Common Stock at $1.75 per share, vesting upon issuance and expiring in April 2004.

     Our primary capital needs historically have been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies, and the acquisition or lease of equipment and other assets used in the product development process.

     Our operating activities used cash of $23.2 million during the year ended December 31, 2000, primarily attributable to the $12.1 million net loss for the year, a $5.9 million increase in trade receivables, and a $12.1 million decrease in accounts payable and accrued liabilities, partially offset by a $2.7 million decrease in inventory. The increase in trade receivables at December 31, 2000 compared to December 31, 1999 was due to a $3.5 million increase in sales during the fourth quarter of 2000 compared to the same quarter in 1999 and a $2.6 million decrease in allowances for doubtful trade accounts receivable. We believe that our allowances for doubtful accounts receivable are adequate based on historical experience, and our current estimate of potential sales allowances and doubtful accounts. The decrease in accounts payable and accrued liabilities is due to increased borrowings under our line of credit and collections of increased trade receivables, along with reductions to these liabilities, which resulted from overall decreases in the related operating expenditures. The decrease in inventory is due to successful efforts to manage inventory, which reduced purchasing lead times and improved inventory turns.

     Cash provided by financing activities of $28.9 million for the year ended December 31, 2000 consisted primarily of the proceeds from the equity investments by Titus, borrowings on our line of credit and the release of restricted cash by the our senior creditor. Cash used in investing activities of $3.2 million for the year ended December 31, 2000 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     We have incurred significant net losses in recent periods, including losses of $12.1 million during fiscal 2000 and $41.7 million during fiscal 1999. These losses are due in part to the high fixed costs to developing our products, to the relatively short life cycle and limited period for sales of our products, and to failure of game console manufactures to timely introduce their products which use our software. To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, and a scaling back of marketing programs. We will continue to pursue various alternatives to improve future operating results, including further expense reductions as long as they do not have an adverse impact on our ability to develop, market and sell successful new interactive entertainment software.

     We believe that funds available under our new line of credit, amounts received from the equity financings transactions discussed above, amounts to be received under various product license and distribution agreements and anticipated funds from operations will be sufficient to satisfy our short-term capital and commitments in the normal course of business at least through December 31, 2001. Our long-term capital commitments consist of lease commitments and potential loss contingencies. Historically, we have funded these requirements from normal operating cash flows and available balances from the existing line of credit. Should these funds be insufficient, additional funding may not be available or may only be available on unfavorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - Liquidity, Future Capital Requirements."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Consolidated Financial Statements begin on page F-1 of this report.

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

Interest Rate Risk

     The table below provides information as of December 31, 2000 about our other financial instruments that are sensitive to changes in interest rates.

Working Capital Line of Credit (Variable Rate)

Amount borrowed at December 31, 2000                 $24.4 million
Maximum amount of Line                                 $25 million  (1)
Variable interest rate                                      11.65%  (2)
Expiration                                          April 30, 2001  (3)

(1) Within the total credit limit, we may borrow up to $7 million in excess of our borrowing base, which is based on qualifying receivables and inventory.

(2)  Borrowings bear interest at LIBOR plus 4.87 percent.

(3) In April 2001 we replaced our existing line of credit with a new three year loan and security agreement with a bank providing for a $15 million working capital line of credit. Advances under the line are limited to an advance formula of qualified accounts receivable and inventory and bear interest at the banks prime rate, or at LIBOR plus 2.5 percent at our option.

Foreign Currency Risk

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized losses of $935,000, $125,000 and $288,000 during the years ended December 31, 2000, 1999 and 1998, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin. Based upon the average foreign currency rates for the year ended December 31, 2000, a hypothetical 10 percent change in the applicable foreign exchange rates would have increased our loss by approximately $94,000.

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

     In April 2000, the Company entered into a joint venture agreement with Mr. Fargo pursuant to which each of Interplay and Mr. Fargo will contribute up to $1 million each, as well as licenses for intellectual property suitable for development as film projects. During fiscal 2000, Mr. Fargo contributed $$360,000 to the joint venture. The contributions of up to $1 million value each will be at each party's discretion. Proceeds from the joint venture, if any, will be allocated to each party in accordance with its capital contributions and then to the party contributing the intellectual property that generated the proceeds.

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

     In May 1999 the Company signed a letter of intent with Titus pursuant to which Titus loaned the Company $5,000,000 and the Company and Titus agreed to negotiate certain additional transactions. Pursuant thereto, on July 19, 1999, the Company and Titus entered into a Stock Purchase Agreement (the "Titus II Agreement") providing for the sale and issuance of Six Million Two Hundred Fifty Thousand (6,250,000) shares of Company's common stock to Titus in exchange for total consideration of $25,000,000, including the $5,000,000 previously loaned to the Company. Upon the closing of the Titus II Agreement (the "Closing"), Interplay, Titus and Fargo entered into a stockholder agreement pursuant to which: (a) Titus and Fargo each had the right to designate two directors and together had the right to designate the remaining three directors to our Board of

Directors; (b) Titus and Fargo granted to each other a right of first refusal with respect to either party's sale our stock; (c) we granted Titus and Fargo preemptive rights with respect to our future issuances of stock; (d) Titus and Fargo granted each other co-sale rights with respect to either party's sale of our stock; and (e) we were restricted from amending our Certificate of Incorporation or Bylaws. The Stockholder Agreement has since terminated but is on file with Securities and Exchange Commission as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999. In addition, at the Closing the Company entered into Employment Agreements with each of Brian Fargo and Herve Caen, pursuant to which Messrs. Fargo and Caen are employed as Chief Executive Officer and President, respectively, of the Company, which agreements shall each have an initial term of three years. Titus and Fargo have also entered into an Exchange Agreement, which was consummated concurrent with the Titus II Agreement, pursuant to which Fargo exchanged 2,000,000 shares of the Company's common stock for 96,666 shares of Titus common stock.

     In April 2000, the Company entered into a Stock Purchase Agreement with Titus (the "Titus III Agreement") providing for the issuance to Titus of 719,424 shares of the Company's newly-designated Series A Preferred Stock (the "Preferred Stock") with certain voting and conversion rights, and Warrants to purchase up to 500,000 shares of the Company's common stock, in return for consideration from Titus in the form of $20 million cash and Titus's agreement to certain obligations. Among the obligations that the Titus III Agreement imposed upon Titus were: (i) that Titus provide a $20 million guaranty (the "Titus Guaranty") of the Company's line of credit from Greyrock Capital; (ii) that Titus extend to the Company a $5 million supplemental line of credit; and
(iii) that Titus provide the Company with financial reports required by Greyrock Capital as a condition to the release of $2.5 million in cash collateral held by Greyrock Capital. The Preferred Stock bears a six percent per annum cumulative dividend. The Company was obligated to repay to Titus any amounts that Titus may pay under the Titus Guaranty, and such repayment was secured by a second-priority security interest in the Company's assets. Moreover, as a condition of the Titus Guaranty, the Company granted Titus a right of first refusal on the Company's sale of assets for $100,000 or more. In December 2000 through March 2001, the Company drew approximately $3 million on the Titus line of credit. The Titus line of credit was repaid in full and terminated, and the Titus Guaranty was released, in April 2001.

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

     In May 2001, the Company entered into an agreement with Titus, Fargo and Herve Caen by which the Company agreed: (i) not to assert that any facts contained in Titus's May 15, 2001 Schedule 13D/A filing was untrue; (ii) to call an annual meeting of the Company's stockholders by August 15, 2001 with no less than 40 days' notice, and with a record date of the day before any redemption of Series A Preferred Stock but in no case later than June 19, 2001; and (iii) not to amend its Bylaws or Certificate of Incorporation prior to the annual meeting. Herve Caen agreed not to deliver any notice of a meeting of Interplay's stockholders prior to June 1, 2001.

Transactions with Titus and Virgin

     In February 1999, the Company acquired a 43.9% interest in VIE Acquisition Group, LLC ("VIE"), the parent entity of Virgin Interactive Entertainment Limited ("Virgin"). Management of VIE was governed by an Operating Agreement, to which the Company became a party. In connection with the acquisition, the Company entered into an International Distribution Agreement with Virgin. Pursuant to the International Distribution Agreement, Virgin hired the Company's European sales and marketing personnel and is distributing substantially all of the Company's titles in Europe, CIS, Africa and the Middle East. The International Distribution Agreement required the Company to pay certain overhead fees and minimum commissions. Also in connection with the acquisition of equity in Virgin's parent, the Company entered into a Product Publishing Agreement with Virgin pursuant to which the Company published substantially all lain of Virgin's titles in North and South America and Japan. The Company, VIE and Virgin also entered into a Termination Agreement which provided terms for the Company's withdrawal as a member of VIE and termination of the International Distribution Agreement.

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

     As of June 30, 2001, our cash balance was approximately $677,000 and our outstanding accounts payable totaled approximately $14.8 million. If we do not receive sufficient financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. In addition, because we have not yet registered the shares issued in our April 2001 private placement of common stock, we have, as of August 1, 2001, an accrued obligation to pay the private placement investors an aggregate amount of $508,000 in cash payable on demand. This obligation will continue to accrue at approximately $250,000 each month that we do not register the shares. There is no cap on the penalty due to our failure to register such shares. Because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. If we cannot obtain additional capital, the Board may make decisions that favor the interests of creditors at the expense of our stockholders.

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

     . not to enter into any significant corporate transaction, such as a merger or sale of substantially all of our assets without the knowledge and consent o LaSalle;

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

     . not to make capital expenditures in an aggregate amount of more than $2.5 million in any fiscal year without the consent of LaSalle; and

     . to maintain EBITDA of at least the following amounts for the following periods:

        - negative $7.2 million for the six month period from January 1, 2001 through June 30, 2001;
        - negative $3.5 million for the nine month period from January 1, 2001 through September 30, 2001; and

        - $7.7 million during any consecutive twelve-month period from and after January 1, 2001.

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

     If there were a change of control of our Board of Directors, some of our third-party developers and licensors may assert that this event constitutes a change of control and they may attempt to terminate existing development and distribution agreements with us. In particular, our license for "the Matrix" allows for the licensor to terminate the license if there is a change of control without their approval. The loss of the Matrix license would materially harm our projected operating results and financial condition.

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

     The variable conversion price of our Series A Preferred Stock increases our risk of being delisted in several ways:

     Bid Price. The substantial number of shares that are potentially issuable upon conversion of the Series A Preferred Stock and the short selling that may occur as a result of the future priced nature of those shares increases the risk that our stock price will fall below Nasdaq's minimum bid price requirement and could, as noted above, result in our being delisted. See our risk factors "Substantial sales of our common stock by our existing stockholders may reduce the price of our stock and dilute existing stockholders" and "The holder of our Series A Preferred Stock could engage in short selling..."

     Public Interest Concerns. If the returns on our Series A Preferred Stock are deemed "excessive" compared with those of public investors in our common stock, Nasdaq may deny inclusion or apply more stringent criteria to the continued listing of our common stock. In making this analysis, Nasdaq considers:

     . the amount raised in the transaction relative to our capital structure at the time of issuance;

     . the dilutive effect of the transaction on our existing holders of common stock;

     .  the risk undertaken by Titus in purchasing our Series A Preferred Stock;

     .  the relationship between the Titus and us;

     .  whether the transaction was preceded by other similar transactions; and

     . whether the transaction is consistent with the just and equitable principles of trade.

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

     . pursuant to the concurrent third amendment to our distribution agreement with Virgin, the overhead fees owed to Virgin going forward were immediately reduced and will be eliminated by July 2002; and

     . we no longer have an equity interest in Virgin. Virgin is a wholly-owned subsidiary of, and is controlled by, Titus.

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

     .  brand name recognition;

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

     We typically sell to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. We confront the risk of non-payment from our customers due to their financial inability to pay us, or otherwise. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to our business.

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

     We have filed registration statements covering a total of approximately
49.5 million shares of our common stock for the benefit of the holders we describe below. Assuming the effectiveness of these registration statements, these shares would be eligible for immediate resale in the public market.

     . Universal Studios, Inc. holds approximately 10.4%, of our outstanding common stock, all of which are being registered.

     . Titus currently holds approximately 43.3% of our outstanding common stock and upon conversion of all its shares of Series A Preferred Stock, may own up to approximately 51.6% of our common stock. All of the shares of common stock issuable to Titus upon the conversion of the preferred stock or the exercise of the warrants are being registered in our pending registration statements.

     . Pursuant to registration statement 333-59088, filed on April 4, 2001, we intend to register shares equal to approximately 18% of our outstanding common stock, held by a number of our investors as set forth in that registration statement.

     . Employees and directors hold options and warrants to purchase 10.8% of our common stock, most of which are eligible for immediate resale. We may issue options to purchase up to an additional 2.0% of our common stock to employees and directors, which we anticipate will be freely tradable when issued.

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

     Even after we have obtained licenses to develop and distribute software, we depend upon hardware companies such as Sony Computer Entertainment, Nintendo and Microsoft to manufacture the CD-ROM or DVD-ROM media discs that contain our software. These discs are then run on the companies' video game consoles. This process subjects us to the following risks:

     . we are required to submit and pay for minimum numbers of discs we want produced containing our software, regardless of whether these discs are sold, shifting onto us the financial risk associated with poor sales of the software developed by us; and

     . reorders of discs are expensive, reducing the gross margin we receive from software releases that have stronger sales than initially anticipated and that require the production of additional discs.

     As a result, Sony, Nintendo and Microsoft can shift onto us the risk that if actual retailer and consumer demand for our interactive entertainment software differs from our forecasts, we must either the bear the loss from overproduction or the lesser revenues associated with producing additional discs. Either situation could lead to material reductions in our net revenues.

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

     Our net revenues from international sales accounted for approximately 17 percent of our total net revenues for the six months ended June 30, 2001 and approximately 28 percent for the six months ended June 30, 2000. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

     . investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers; and

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 31st day of August, 2001.

                                            INTERPLAY ENTERTAINMENT CORP.

                                            By:   /s/ Brian Fargo
                                              -------------------------
                                            Brian Fargo, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Brian Fargo                Chief Executive Officer         August 31, 2001
----------------------         and Chairman of the Board
Brian Fargo                    (Principal Executive Officer)

                               President and Director                 --
----------------------
Herve Caen


/s/ Manuel Marrero             Chief Financial Officer and     August 31, 2001
----------------------         Chief Operating Officer
Manuel Marrero                 (Principal Financial and
                               Accounting Officer)


----------------------         Director                               --
Eric Caen


         *                     Director                        August 31, 2001
----------------------
Richard S.F. Lehrberg


----------------------         Director                        August 31, 2001
Keven F. Baxter


----------------------         Director                        August 31, 2001
R. Stanley Roach

----------------------


*By: /s/ Brian Fargo
     ------------------------
     Brian Fargo, Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION

10.40 Joint Venture Agreement dated April 3, 2000, by and between the Company and Brian Fargo.
10.41 Agreement dated May 15, 2001, by and among the Company, Brian Fargo, Titus Interactive S.A. and Herve Caen.
10.42 Amendment to International Distribution Agreement, dated April 12, 2001, by and between the Company and Virgin Interactive Entertainment Limited. *
10.43 Retail License Agreement dated December 18, 2000, by and between the Company and Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P.*
10.44 Playstation(R) CD-ROM/DVD-ROM Licensed Publisher Agreement dated April 1, 2001, by and between the Company and Sony Computer Entertainment America, Inc.*
10.45 Computer Game License Agreement, dated August 8, 1994, by and between the Company and TSR, Inc.*
10.46 First Amendment to Computer Game License Agreement dated August 8, 1994, by and between the Company and TSR, Inc.*
10.47 Second Amendment to License Agreement Between TSR, Inc. and Interplay Productions, dated March 8, 1998, by and between the Company and TSR, Inc.*
23.1          Consent of Arthur Andersen LLP, independent public accountants.

* Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for a portion of the referenced exhibit.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                 AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




                                                                    Page
                                                                    ----
Report of Independent Public Accountants                            F-2
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2000 and 1999           F-3
Consolidated Statements of Operations for the years
ended December 31, 2000, 1999 and 1998                              F-4
Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 2000, 1999 and 1998                F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                    F-6
Notes to Consolidated Financial Statements                          F-7
Schedule II -- Valuation and Qualifying Accounts                    S-1

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

     As discussed further in Note 15, subsequent to April 16, 2001, the date of our original report, the Company incurred losses of $20.8 million during the six months ended June 30, 2001, and as of that date, based on unaudited financial statements, the Company's current liabilities exceeded its current assets by $9.2 million and the Company has experienced, and expects to continue to experience, negative operating cash flows which will require the need for additional financing. Additionally, the Company is in violation of its debt covenants. These factors, among others, as described in Note 15, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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




/s/  Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Orange County, California
April 16, 2001, except for the matters discussed in Note 15 as to which the date is August 23, 2001

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                December 31,
                                                                                  -----------------------------------
                                   ASSETS                                             2000                       1999
                                   ------                                         -----------------------------------
Current Assets:
     Cash                                                                         $   2,835              $     399
     Restricted Cash                                                                      -                  2,597
     Trade receivables, net of allowances
         of $6,543 and $9,161, respectively                                          28,136                 22,209
     Inventories                                                                      3,359                  6,057
     Prepaid licenses and royalties                                                  17,704                 19,249
     Other                                                                              772                    874
                                                                                  ---------              ---------
        Total current assets                                                         52,806                 51,385

Property and Equipment, net                                                           5,331                  4,225
Other Assets                                                                            944                  1,326
                                                                                  ---------              ---------
                                                                                  $  59,081              $  56,936
                                                                                  =========              =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

Current Liabilities:
     Current debt                                                                 $ 25,433               $ 19,630
     Accounts payable                                                               12,270                 21,462
     Accrued liabilities                                                            14,980                 17,915
                                                                                  --------               --------
          Total current liabilities                                                 52,683                 59,007
                                                                                  --------               --------

Commitments and Contingencies (see Note 7)

Stockholders' Equity (Deficit):
     Series A Preferred Stock, $.001 par value, authorized 5,000,000 shares;
        issued and outstanding 719,424 and zero shares, respectively                20,604                      -
     Common Stock, $.001 par value, authorized 100,000,000 and
       50,000,000 shares, respectively; issued and outstanding
       30,143,636 and 29,989,125 shares, respectively                                   30                     30
     Paid-in capital                                                                88,759                 87,390
     Accumulated deficit                                                          (103,259)               (89,782)
     Accumulated other comprehensive income                                            264                    291
                                                                                  --------               --------
          Total stockholders' equity (deficit)                                       6,398                 (2,071)
                                                                                  --------               --------
                                                                                  $ 59,081               $ 56,936
                                                                                  ========               ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)


                                                                 Years Ended December 31,
                                                         ----------------------------------------------
                                                             2000            1999              1998
                                                         --------------     -----------     -----------
Net revenues                                             $     104,582      $   101,930     $   126,862
Cost of goods sold                                              54,061           61,103          71,928
                                                         -------------      -----------     -----------
   Gross profit                                                 50,521           40,827          54,934
                                                         -------------      -----------     -----------

Operating expenses:
   Marketing and sales                                          26,482           29,524          39,471
   General and administrative                                   10,249           18,155          12,841
   Product development                                          22,176           20,629          24,472
   Other                                                           -              5,323             -
                                                         -------------      -----------     -----------
      Total operating expenses                                  58,907           73,631          76,784
                                                         -------------      -----------     -----------
      Operating loss                                            (8,386)         (32,804)        (21,850)
                                                         -------------      -----------     -----------

Other income (expense):
   Interest expense                                             (2,992)          (3,640)         (4,620)
   Other                                                          (697)             169            (313)
                                                         -------------      -----------     -----------
       Total other income (expense)                             (3,689)          (3,471)         (4,933)
                                                         -------------      -----------     -----------

Loss before provision
     for income taxes                                          (12,075)         (36,275)        (26,783)
Provision for income taxes                                         -              5,410           1,437
                                                         -------------      -----------     -----------
Net loss                                                 $     (12,075)     $   (41,685)    $   (28,220)
                                                         =============      ===========     ===========

Cumulative dividend on participating preferred stock     $         870      $       -       $       -
Accretion of warrant on preferred stock                            532              -               -
                                                         -------------      -----------     -----------
Net loss attributable to common stockholders             $     (13,477)     $   (41,685)    $   (28,220)
                                                         =============      ===========     ===========

Net loss per share:
Basic/diluted                                            $       (0.45)     $     (1.86)    $     (1.91)
                                                         =============      ===========     ===========
Weighted average number of
 common shares outstanding:
Basic/diluted                                               30,046,701       22,418,463      14,762,644
                                                         =============      ===========     ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements

                                      F-4

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                  Preferred Stock            Common Stock          Paid-in      Accumulated
                                               -----------------------  -----------------------
                                                 Shares      Amount        Shares       Amount      Capital        Deficit
                                               ---------  -----------   ------------  ---------  -----------  ----------------

Balance, December 31, 1997                             -     $      -     10,951,828       $ 11     $ 18,408        $ (19,877)
   Issuance of common stock,
     net of issuance costs                             -            -      5,056,102          5       24,390                -
   Issuance of warrants                                -            -              -          -          316                -
   Exercise of warrants                                -            -      2,272,417          2        8,599                -
   Exercise of stock options                           -            -         12,084          -           15                -
   Proceeds from warrants
   Compensation for stock options granted              -            -              -          -          190                -
   Net loss                                            -            -              -          -            -          (28,220)
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation adjustment       -            -              -          -            -                -

           Other comprehensive income                  -            -              -          -            -                -

              Comprehensive loss                       -            -              -          -            -                -
                                               ---------  -----------  -------------  ---------  -----------  ---------------
Balance, December 31, 1998                             -            -     18,292,431         18       51,918          (48,097)
   Issuance of common stock                            -            -     11,408,736         12       34,838                -
   Exercise of stock options                           -            -        287,958          -          608                -
   Compensation for stock options granted              -            -              -          -           26                -
   Net loss                                            -            -              -          -            -          (41,685)
   Other comprehensive income,
       net of income taxes:
         Foreign currency translation adjustment       -            -              -          -            -                -

           Other comprehensive income                  -            -              -          -            -                -

              Comprehensive loss                       -            -              -          -            -                -
                                               ---------  -----------  -------------  ---------  -----------  ---------------
Balance, December 31, 1999                             -            -     29,989,125         30       87,390          (89,782)
   Issuance of common stock,
       net of issuance costs                           -            -         40,661          -          439                -
   Issuance of Series A preferred stock          719,424       19,202              -          -            -                -
   Issuance of warrants                                -            -              -          -          798                -
   Exercise of stock options                           -            -        113,850          -           42                -
   Accretion of warrant                                -          532              -          -            -             (532)
   Accumulated accrued dividend on
      Series A Preferred Stock                         -          870              -          -            -             (870)
   Compensation for stock options granted              -            -              -          -           90                -
   Net loss                                            -            -              -          -            -          (12,075)
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation adjustment       -            -              -          -            -                -

           Other comprehensive income                  -            -              -          -            -                -

              Comprehensive loss                       -            -              -          -            -                -
                                               ---------  -----------  -------------  ---------  -----------  ---------------
Balance, December 31, 2000                       719,424     $ 20,604     30,143,636       $ 30     $ 88,759       $ (103,259)
                                               =========  ===========  =============  =========  ===========  ===============


                                                     Accumulated
                                                        Other
                                                    Comprehensive      Comprehensive

                                                    Income (Loss)      Income (Loss)        Total
                                                  -----------------  -----------------   -------------

Balance, December 31, 1997                                    $ 191          $       -       $ (1,267)
   Issuance of common stock,
     net of issuance costs                                        -                  -         24,395
   Issuance of warrants                                           -                  -            316
   Exercise of warrants                                           -                  -          8,601
   Exercise of stock options                                      -                  -             15
   Proceeds from warrants                                         -                  -              -
   Compensation for stock options granted                         -                  -            190
   Net loss                                                       -            (28,220)       (28,220)
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation adjustment                  -                163              -
                                                                     -----------------
           Other comprehensive income                           163                163            163
                                                                     -----------------
              Comprehensive loss                                  -          $ (28,057)             -
                                                  -----------------  =================   ------------
Balance, December 31, 1998                                      354                  -          4,193
   Issuance of common stock                                       -                  -         34,850
   Exercise of stock options                                      -                  -            608
   Compensation for stock options granted                         -                  -             26
   Net loss                                                       -          $ (41,685)       (41,685)
   Other comprehensive income,
       net of income taxes:
         Foreign currency translation adjustment                  -                (63)             -
                                                                     -----------------
           Other comprehensive income                           (63)               (63)           (63)
                                                                     -----------------
              Comprehensive loss                                  -          $ (41,748)             -
                                                  -----------------  =================   ------------
Balance, December 31, 1999                                      291                  -         (2,071)
   Issuance of common stock,
       net of issuance costs                                      -                  -            439
   Issuance of Series A preferred stock                           -                  -         19,202
   Issuance of warrants                                           -                  -            798
   Exercise of stock options                                      -                  -             42
   Accretion of warrant                                           -                  -              -
   Accumulated accrued dividend on
      Series A Preferred Stock                                    -                  -              -
   Compensation for stock options granted                         -                  -             90
   Net loss                                                       -          $ (12,075)       (12,075)
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation adjustment                  -                (27)             -
                                                                     -----------------
           Other comprehensive income                           (27)               (27)           (27)
                                                                     -----------------
              Comprehensive loss                                  -          $ (12,102)             -
                                                  -----------------  =================   ------------
Balance, December 31, 2000                                    $ 264                           $ 6,398
                                                  =================                      ============

The accompanying notes are an integral part of these consolidated financial statements.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OF CASH FLOWS
                            (Dollars in thousands)


                                                                                      Years Ended December 31,
                                                                                 2000           1999           1998
                                                                              ----------     ----------     ----------
Cash flows from operating activities:
   Net loss                                                                   $  (12,075)    $  (41,685)    $  (28,220)
   Adjustments to reconcile net loss to net
      cash used in operating activities--
      Depreciation and amortization                                                2,512          3,023          3,415
      Noncash expense for stock options                                               90             26            190
      Noncash interest expense                                                         -            300             68
      Write-off of other assets                                                        -             82              -
      Loss on asset valuation, restructuring                                           -            410              -
      Deferred income taxes                                                            -          5,336          2,022
      Minority interest in loss of subsidiary                                          -           (143)          (117)
      Changes in assets and liabilities:
         Trade receivables, net                                                   (5,927)        14,198            693
         Inventories                                                               2,698            246             35
         Income taxes receivable                                                       -              -          1,427
         Prepaid licenses and royalties                                            1,545         (1,121)        (5,501)
         Other current assets                                                        102           (489)         1,657
         Other assets                                                                  -              -             (3)
         Accounts payable                                                         (9,192)        (1,941)         6,282
         Accrued liabilities                                                      (2,935)        (4,653)          (166)
         Income taxes payable                                                          -             14           (607)
                                                                              ----------     ----------     ----------
             Net cash used in operating activities                               (23,182)       (26,397)       (18,825)
                                                                              ----------     ----------     ----------
Cash flows from investing activities:
   Purchase of property and equipment                                             (3,236)        (1,595)        (1,684)
                                                                              ----------     ----------     ----------
         Net cash used in investing activities                                    (3,236)        (1,595)        (1,684)
                                                                              ----------     ----------     ----------
Cash flows from financing activities:
   Net borrowings (payments) on line of credit                                     6,215         (5,257)         1,229
   Payments of subordinated secured promissory notes and warrants                      -              -         (6,054)
   Repayments on notes payable                                                      (412)             -            (76)
   Net proceeds from issuance of common stock                                        439         35,450         24,310
   Net proceeds from issuance of Series A Preferred Stock and warrants            20,000              -              -
   Proceeds from exercise of stock options                                            42              8             15
   Reductions (additions) to restricted cash                                       2,597         (2,597)             -
   Other financing activities                                                          -            236              -
                                                                              ----------     ----------     ----------
         Net cash provided by financing activities                                28,881         27,840         19,424
                                                                              ----------     ----------     ----------
Effect of exchange rate changes on cash                                              (27)           (63)           163
                                                                              ----------     ----------     ----------
Net increase (decrease) in cash                                                    2,436           (215)          (922)
Cash, beginning of year                                                              399            614          1,536
                                                                              ----------     ----------     ----------
Cash, end of year                                                             $    2,835     $      399     $      614
                                                                              ==========     ==========     ==========
Supplemental cash flow information:
    Cash paid during the year for interest                                    $    3,027     $    3,608     $    4,671
                                                                              ==========     ==========     ==========
Supplemental disclosure of non-cash financing activity:
    Common Stock issued under Multi-Product Agreement                         $        -     $    1,000     $        -
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

     The Company believes that funds available under its new line of credit, funds received from the sale of equity securities and anticipated funds from operations including licensing and distribution transactions, if any, will be sufficient to satisfy the Company's projected working capital and capital expenditure needs in the normal course of business at least through the end of 2001 (See Notes 5, 14 and 15). However, there can be no assurance that the Company will have or be able to raise sufficient funds to satisfy its projected working capital and capital expenditure needs beyond 2001.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

4.  Detail of Selected Balance Sheet Accounts

Inventories

     Inventories are stated at the lower of cost or market. Inventories consist of the following:

                                                            December 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                      (Dollars in thousands)
Packaged software finished goods                     $    2,628    $    4,394
CD-ROMs, DVDs, manuals,
  packaging and supplies                                    731         1,663
                                                     ----------    ----------
                                                     $    3,359    $    6,057
                                                     ==========    ==========


Other Current Assets

  Other current assets consist of the following:


                                                            December 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                      (Dollars in thousands)
Prepaid expenses                                     $      689    $      764
Deposits                                                     83           110
                                                     ----------    ----------
                                                     $      772    $      874
                                                     ==========    ==========

Property and Equipment

  Property and equipment consists of the following:

                                                            December 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                      (Dollars in thousands)
Computers and equipment                              $   10,175    $   14,651
Furniture and fixtures                                      123           849
Leasehold improvements                                    1,380         1,348
                                                     ----------    -----------
                                                         11,678        16,848
Less: Accumulated depreciation and amortization          (6,347)      (12,623)
                                                     ----------    ----------
                                                     $    5,331    $    4,225
                                                     ==========    ==========

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For the years ended December 31, 2000, 1999 and 1998, the Company incurred depreciation expense of $2.1 million, $2.6 million and $3 million, respectively. During the year ended December 31, 2000, the Company disposed of fully depreciated equipment having an original cost of $8.3 million.

Accrued Liabilities

     Accrued liabilities consist of the following:

                                                   December 31,
                                            --------------------------
                                                  2000         1999
                                            ------------- ------------
                                              (Dollars in thousands)
Royalties payable                            $     7,258  $     7,950
Accrued payroll                                    1,441        2,337
Payable to distributor                             3,115        2,908
Accrued bundle and affiliate                         547        1,563
Deferred revenue                                   1,708        2,039
Other                                                911        1,118
                                            ------------- ------------
                                             $    14,980  $    17,915
                                            ============= ============

5. Current Debt

     Current debt consists of the following:

                                                   December 31,
                                            --------------------------
                                                  2000         1999
                                            ------------- ------------
                                              (Dollars in thousands)
Loan Agreement                               $    24,433  $    19,218
Supplemental line of credit from Titus             1,000            -
Other                                                  -          412
                                            ------------- ------------
                                             $    25,433  $    19,630
                                            ============= ============

Loan Agreement

     Borrowings under the Loan and Security Agreement ("Loan Agreement") bear interest at LIBOR (6.78 percent at December 31, 2000 and 6.48 percent at December 31, 1999) plus 4.87 percent (11.65 percent at December 31, 2000 and
11.35 percent at December 31, 1999). In April 2000, the Company amended its line of credit under the Loan Agreement with a financial institution to extend its current line of credit through April 2001. Under the terms of the Amendment the maximum credit line is $25 million. Within the total credit limit, the Company may borrow up to $7 million in excess of its borrowing base, which is based on qualifying receivables and inventory. At December 31, 2000, the Company had availability of $600,000 on its line of credit. In addition, the Company is required to maintain the $5 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman") and Titus is required to provide a $20 million corporate guarantee. The Company is currently in compliance with the terms of the Loan Agreement. In April 2001, the Company replaced its line of credit under a loan and security agreement with a new bank (see Note 14).

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

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000, the Company had availability of $4 million on its supplemental line of credit. Subsequent to December 31, 2000, the Company borrowed an additional $2 million under the supplemental line, and during April 2001, the total outstanding balance plus accrued interest in the aggregate amount of approximately $3.1 million was paid in full.

6. Income Taxes

     Loss before provision (benefit) for income taxes consists of the following:

                               Years Ended December 31,
                       -------------------------------------
                           2000         1999         1998
                       -----------  -----------  -----------
                                (Dollars in thousands)
Domestic               $   (10,801) $   (32,294) $   (25,038)
Foreign                     (1,274)      (3,981)      (1,745)
                       -----------  -----------  -----------
Total                  $   (12,075) $   (36,275) $   (26,783)
                       ===========  ===========  ===========

     The provision (benefit) for income taxes is comprised of the following:

                                           Years Ended December 31,
                                        -----------------------------
                                          2000      1999       1998
                                        -------   --------   --------
                                            (Dollars in thousands)
Current:
 Federal                                $     -   $      -   $      -
 State                                        -          8          8
 Foreign                                      -         66       (571)
                                        -------   --------   --------
                                              -         74       (563)
Deferred:
 Federal                                      -      4,536      2,000
 State                                        -        800          -
                                        -------   --------   --------
                                              -      5,336      2,000
                                        -------   --------   --------
                                        $     -   $  5,410   $  1,437
                                        =======   ========   ========

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

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                           Years Ended December 31,
                                        -----------------------------
                                          2000      1999       1998
                                        -------   --------   --------
                                            (Dollars in thousands)
Statutory income tax rate
State and local income taxes, net of      (34.0)%    (34.0)%    (34.0)%
  Federal income tax benefit               (3.0)      (3.0)      (3.0)
Valuation allowance                        37.0       51.9       39.8
Other                                         -          -        2.6
                                        -------   --------   --------
                                              - %     14.9 %      5.4 %
                                        =======   ========   ========

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The components of the Company's net deferred income tax asset (liability) are as follows:
                                                             December 31,
                                                      ------------------------
                                                           2000       1999
                                                      ------------------------
                                                       (Dollars in thousands)
Current deferred tax asset (liability):
  Prepaid royalties                                   $   (7,081)  $   (7,652)
  Nondeductible reserves                                   3,135        4,184
  Accrued expenses                                           763        1,007
  Foreign loss and credit carryforward                       965          454
  Federal and state net operating losses                  39,672       35,952
  Research and development credit carryforward               831          831
  Other                                                      294          314
                                                      ----------   ----------
                                                      $   38,579   $   35,090
                                                      ----------   ----------

Non-current deferred tax asset (liability):
  Depreciation expense                                $       50   $     (126)
  Nondeductible reserves                                     389          318
  Other                                                       (6)          (5)
                                                      ----------   ----------
                                                      $      433   $      187
                                                      ----------   ----------

Total deferred tax asset before
  valuation allowance                                 $   39,012   $   35,277
Valuation allowance                                      (39,012)     (35,277)
                                                      ----------   ----------
Net deferred tax asset                                $        -   $        -
                                                      ==========   ==========

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

7. Commitments and Contingencies

Leases

     The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

                Year ending December 31 (Dollars in thousands):
                2001                                 $    1,864
                2002                                      1,755
                2003                                      1,758
                2004                                      1,907
                2005                                      1,789
                Thereafter                                3,648
                                                     ----------
                                                     $   12,721
                                                     ==========

     Total rent expense was $2.8 million, $3.2 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                INTERPLAY ENTERTAINMENT CORP. AND SUDSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

     The following is a summary of option activity pursuant to the Company's stock option plans:

                                                                  Years Ended December 31,
                                    -----------------------------------------------------------------------------------
                                              2000                         1999                          1998
                                    ------------------------     ------------------------      ------------------------
                                                   Weighted                     Weighted                      Weighted
                                                   Average                      Average                       Average
                                                   Exercise                     Exercise                      Exercise
                                      Shares        Price          Shares        Price           Shares        Price
                                    ----------    ----------     ----------    ----------      ----------    ----------
Options outstanding at
   beginning of period               3,340,780         $3.30      2,132,738         $4.73       1,838,972         $5.29
   Granted                             968,498          2.64      2,208,028          2.14         451,100          6.91
   Exercised                          (123,711)         0.37       (287,958)         0.04         (12,084)         1.27
   Canceled                           (655,600)         5.14       (712,028)         5.29        (139,750)         8.44
   Rescinded                                 -             -              -             -          (5,500)         8.00
                                    ----------    ----------     ----------    ----------      ----------    ----------
   Options outstanding at
    end of period                    3,529,967         $2.90      3,340,780         $3.30       2,132,738         $4.73
                                    ==========    ==========     ==========    ==========      ==========    ==========
   Options exercisable               1,496,007                    1,209,734                     1,448,143
                                    ==========                   ==========                    ==========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:

                                                      Years Ended December 31,
                                              --------------------------------------
                                                 2000         1999          1998
                                              ----------   -----------   -----------
     Risk free rate                                  6.2%          6.3%          5.1%
     Expected life                             7.3 years    7.12 years    7.74 years
     Expected volatility                              90%           90%           70%
     Expected dividends                                -             -             -
     Weighted- average grant-date fair value
      of options granted                      $     2.14   $      1.91   $      2.95

     A detail of the options outstanding and exercisable as of December 31, 2000 is as follows:

                                            Options Outstanding                    Options Exercisable
                            ------------------------------------------------    -------------------------
                                                     Weighted      Weighted                     Weighted
                                                     Average       Average                      Average
                                                    Remaining      Exercise        Number       Exercise
Range of Exercise Prices    Number Outstanding    Contract Life     Price       Outstanding      Price
------------------------    ------------------    -------------   ----------    -----------    ----------
 $    0.15 - $     0.47                572,874             1.24   $     0.15        572,874    $     0.15
 $    1.94 - $     4.44              2,469,143             8.72         2.58        594,943          2.47
 $    4.50 - $     6.66                 96,500             6.99         5.18         53,100          5.38
 $    7.00 - $    10.00                391,450             6.04         8.40        275,090          8.57
                            ------------------    -------------   ----------    -----------   -----------
 $    0.15 - $    10.00              3,529,967             7.16    $    2.90      1,496,007   $      2.81
                            ==================    =============   ==========    ===========   ===========

     The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                                                            Years Ended December 31,
                                                              ----------------------------------------------------
                                                                  2000                1999                1998
                                                              ------------        ------------        ------------
                                                                 (Dollars in thousands, except per share amounts)
Net loss attributable to common stockholders, as reported     $    (13,477)       $    (41,685)       $    (28,220)
Pro forma compensation expense                                      (1,370)             (1,242)             (1,011)
                                                              ------------        ------------        ------------
Pro forma net loss attributable to common stockholders        $    (14,847)       $    (42,927)       $    (29,231)
                                                              ============        ============        ============
Basic and diluted net loss as reported                        $      (0.45)       $      (1.86)       $      (1.91)
Basic and diluted pro forma net loss                          $      (0.49)       $      (1.91)       $      (1.98)
                                                              ============        ============        ============


Profit Sharing 401(k) Plan

     The Company sponsors a 401(k) plan ("the Plan") for most fulltime employees. The Company matches 50 percent of the participant's contributions up to six percent of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's board of directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 2000, 1999 and 1998 was $267,000, $257,000 and $256,000, respectively.

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment and Geographical Information

     The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                Years Ended December 31,
                                          ------------------------------------
                                             2000         1999         1998
                                          ----------   ----------   ----------
Net revenues:                                      (Dollars in thousands)
  United States                           $  104,377   $   92,244   $   94,727
  United Kingdom                                 205        9,686       32,135
                                          ----------   ----------   ----------
   Consolidated net revenues              $  104,582   $  101,930   $  126,862
                                          ==========   ==========   ==========
Income (loss) from operations:
  United States                           $   (7,057)  $  (28,824)  $  (20,315)
  United Kingdom                              (1,329)      (3,980)      (1,535)
                                          ----------   ----------   ----------
   Consolidated loss from operations      $   (8,386)  $  (32,804)  $  (21,850)
                                          ==========   ==========   ==========
Expenditures made for the acquisition
 of long-lived assets:
  United States                           $    3,177   $    1,595   $    1,067
  United Kingdom                                  59            -          422
  Other                                            -            -          195
                                          ----------   ----------   ----------
   Total expenditures for
    long-lived assets                     $    3,236   $    1,595   $    1,684
                                          ==========   ==========   ==========

     Net revenues were attributable to geographic regions as follows:

                                        Years Ended December 31,
                  -------------------------------------------------------------
                          2000                 1999                  1998
                  -------------------------------------------------------------
                    Amount   Percent     Amount   Percent     Amount   Percent
                  --------- ---------  --------- ---------  --------- ---------
                                       (Dollars in thousands)
North America     $  56,454     54.0 % $  49,443     48.5 % $  73,865     58.2 %
Europe               28,107     26.9      23,901     23.4      28,777     22.7
Rest of World         6,970      6.6       6,409      6.3       7,016      5.5
OEM, royalty and
 licensing           13,051     12.5      22,177     21.8      17,204     13.6
                  --------- ---------  --------- ---------  --------- ---------
                  $ 104,582    100.0 % $ 101,930    100.0 % $ 126,862    100.0 %
                  ========= =========  ========= =========  ========= =========

Long-lived assets, net, by geographic regions are as follows:

                                  December 31,         December 31,
                                     2000                 1999
                             -------------------   -------------------
                              Amount    Percent     Amount    Percent
                             --------  ---------   --------  ---------
                                      (Dollars in thousands)
        North America        $  6,139      97.8 %  $  5,435      97.9 %
        Europe                     76       1.2          47       0.9
        Rest of World               -         -           -         -
        OEM, royalty and
          licensing                60       1.0          69       1.2
                             --------  ---------   --------  ---------
                             $  6,275     100.0 %  $  5,551     100.0 %
                             ========  =========   ========  =========

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                         UNAUDITED PRO-FORMA CONDENSED
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                                        ASSETS                                 Actual       Pro-forma
                                        ------                              -----------    -----------
Current Assets:                                                               (Dollars in thousands)
  Cash                                                                      $     2,835    $     2,835
  Trade receivables, net                                                         28,136         28,136
  Inventories                                                                     3,359          3,359
  Prepaid licenses and royalties                                                 17,704         17,704
  Other                                                                             772            772
                                                                            -----------    -----------
  Total current assets                                                           52,806         52,806
                                                                            -----------    -----------

Property and Equipment, net                                                       5,331          5,331
Other Assets                                                                        944            944
                                                                            -----------    -----------
                                                                            $    59,081    $    59,081
                                                                            ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities:
  Current debt                                                              $    25,433    $    13,887
  Accounts payable                                                               12,270         12,270
  Accrued liabilities                                                            14,980         14,980
                                                                            -----------    -----------
     Total current liabilities                                                   52,683         41,137
                                                                            -----------    -----------

Commitments and Contingencies

Stockholders' Equity:
  Series A Preferred stock, $.001 par value, authorized 5,000,000 shares;
   issued and outstanding 719,424 shares                                         19,735         19,735
  Common stock, $.001 par value, authorized 50,000,000 shares;
   issued and outstanding 30,143,636 and 38,270,406 proforma  shares                 30             38
  Paid-in capital                                                                88,759        100,297
  Accumulated deficit                                                          (102,390)      (102,390)
  Accumulated other comprehensive income                                            264            264
                                                                            -----------    -----------
     Total stockholders' equity                                                   6,398         17,944
                                                                            -----------    -----------
                                                                            $    59,081    $    59,081
                                                                            ===========    ===========

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

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

15. Subsequent Event - Factors Affecting Future Performance and Going Concern

     As of June 30, 2001, the Company's current liabilities exceeded its current assets by $9.2 million. For the six months ended June 30, 2001, the Company incurred a net loss of $20.8 million based on its unaudited financial statements. However, net cash used in operating activities was $1.7 million as the Company's negative operating results were largely offset by strong trade receivable collections and conservative management of inventories and disbursements. During the same period last year, the net cash used in operating activities was $19.7 million.

     In June 2001, the Company experienced significant delays in the production and release of certain titles. These delays resulted in significant declines in the operating revenues of the Company as compared to budget for the quarter ended June 30, 2001. The Company has not released sufficient product during the three month period ended June 30, 2001 to generate a profitable level of revenues, or sufficient accounts receivable to maximize the use of its line of credit. The Company also anticipates that delays in product releases could continue in the short-term, and funds available under its new line of credit and from ongoing operations are not sufficient to satisfy the projected working capital and capital expenditure needs in the normal course of business. In addition, the Company is not in compliance with certain financial covenants set forth in the new line of credit agreement as of June 30, 2001 and these violations have not been cured as of August 23, 2001. If the bank does not waive compliance with the required covenants, terminates the credit agreement and demands acceleration of payment of the outstanding amounts, the Company would not have the funds to repay the bank and would be unable to continue to draw on the credit facility to fund future operations.

     The Company continues to implement cost reduction programs including a reduction of personnel, a reduction of fixed overhead commitments, cancelled or suspended development on future titles and have scaled back certain marketing programs. During the six months ended June 30, 2001, the Company incurred $2.2 million in write-offs of prepaid royalties for titles in development that have been canceled. The Company may continue to incur write-offs if additional projects are canceled in order to reduce future operating expenditures. The Company has, and expects to continue to, incur costs related to penalties arising from the April 2001 private placement registration statement not being declared effective (see Note 14). This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these investors. As of August 23, 2001, this registration statement is not declared effective and the Company has accrued penalties of $508,000.

     The Company is seeking external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of Company capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially carry out management's long-term strategic objectives. However, there can be no assurance that the Company can complete the transactions necessary to provide the required funding on a timely basis in order to continue ongoing operations in the normal course of business.

                INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Conversion of Series A Preferred Stock

     On August 13, 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock (See Note 8). Subsequent to this partial conversion, Titus owns 19,496,561 shares of Common Stock and 383,354 shares of Series A Preferred Stock with voting rights equivalent to 4,059,903 shares of Common Stock. Collectively, Titus has 48 percent of the total voting power of the Company capital stock as of August 13, 2001.

     Distribution Agreement

     In August 2001, the Company received an advance of $4 million for the North American distribution rights of a future title. The advance will be recouped against future distribution commissions payable, based on the future sales of the title.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



     Quarterly Financial Data (Unaudited)

     The Company's summarized quarterly financial data is as follows:

                                      March 31       June 30        September 30 December 31
                                     ----------     ----------      ------------ -----------
                                       (Dollars in thousands, except per share amounts)
Year ended December 31, 2000:
Net revenues                         $  18,143       $  24,921        $ 31,631      $ 30,773
                                     =========       =========       =========   ===========
Gross profit                         $   8,571       $  13,465        $ 15,436      $ 13,061
                                     =========       =========       =========   ===========
Net loss                             $  (5,498)      $  (1,903)       $    113      $ (4,772)
                                     =========       =========       =========   ===========

Net loss per share basic/diluted     $   (0.18)      $   (0.08)       $  (0.01)     $  (0.18)
                                     =========       =========       =========   ===========

Year ended December 31, 1999:
Net revenues                         $  21,620       $  29,430        $ 23,636      $ 27,323
                                     =========       =========       =========   ===========
Gross profit                         $   9,054       $  11,814        $  8,303      $ 11,609
                                     =========       =========       =========   ===========
Net loss                             $  (8,278)      $  (6,921)        (16,976)     $ (9,563)
                                     =========       =========       =========   ===========

Net loss per share basic/diluted     $   (0.44)      $   (0.33)       $  (0.75)     $  (0.35)
                                     =========       =========       =========   ===========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                           Trade Receivables Allowance
                              -----------------------------------------------------------
                              Balance at     Provisions for
                              Beginning of     Returns      Returns and   Balance at End
      Period                   Period       and Discounts    Discounts      of Period
      ------                   ------       -------------    ---------      ---------

Year ended December 31, 1998   $  14,461       $  43,596    $ (39,626)      $     18,431
                              ==========   =============   ==========       ============

Year ended December 31, 1999   $  18,431       $  25,187    $ (34,457)      $      9,161
                              ==========   =============   ==========       ============

Year ended December 31, 2000   $   9,161       $  19,016    $ (21,634)      $      6,543
                              ==========   =============   ==========       ============