Form 10-Q
period 2001-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2001-11-14
CIK 1057232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------  -------------

                         Commission File Number 0-24363

                          Interplay Entertainment Corp.
           (Exact name of the registrant as specified in its charter)

           Delaware                                         33-0102707
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                16815 Von Karman Avenue, Irvine, California 92606
                    (Address of principal executive offices)

                                 (949) 553-6655
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                      Issued and Outstanding at November 12, 2001
          -----                      -------------------------------------------

Common Stock, $0.001 par value                        44,985,708

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                 --------------


                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
         and December 31, 2000                                                 3

         Consolidated Statements of Operations for the Three and Nine Months
         ended September 30, 2001 and 2000 (unaudited)                         4

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2001 and 2000 (unaudited)                         5

         Notes to Unaudited Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           34

Part II. Other Information

Item 1.  Legal Proceedings                                                    35

Item 3.  Defaults Upon Senior Securities                                      35

Item 4.  Submission of Matters to a vote of Security Holders                  35

Item 6.  Exhibits and Reports on Form 8-K                                     35

Signatures                                                                    36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,  December 31,
                                    ASSETS                                              2001           2000
                                    ------                                          ------------   ------------
                                                                                 (Unaudited)
Current Assets:                                                                        (Dollars in thousands)
     Cash                                                                           $      2,248   $      2,835
     Restricted cash                                                                         602              -
     Trade receivables, net of allowances
         of $8,642 and $6,543, respectively                                                3,071         28,136
     Inventories                                                                           2,179          3,359
     Prepaid licenses and royalties                                                       11,297         17,704
     Other                                                                                 1,009            772
                                                                                    ------------   ------------
     Total current assets                                                                 20,406         52,806

Property and Equipment, net                                                                5,441          5,331
Other Assets                                                                               1,137            944
                                                                                    ------------   ------------
                                                                                    $     26,984   $     59,081
                                                                                    ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

Current Liabilities:
     Current debt                                                                   $      8,070   $     25,433
     Accounts payable                                                                     14,871         12,270
     Accrued liabilities                                                                   5,243          6,147
     Royalty liabilities                                                                  10,136          7,258
     Deferred income                                                                      12,603          1,575
                                                                                    ------------   ------------
          Total current liabilities                                                       50,923         52,683
                                                                                    ------------   ------------

Commitments and Contingencies (Notes 1 and 6)
Stockholders' Equity (Deficit) (Note 7):
     Series A Preferred stock, $0.001 par value, authorized 5,000,000 shares;
        issued and outstanding, 383,354 and 719,424 shares, respectively                  11,634         20,604
     Common stock, $0.001 par value, authorized 100,000,000 shares;
       issued and outstanding 44,985,708 and 30,143,636 shares, respectively                  45             30
     Paid-in-capital                                                                     110,018         88,759
     Accumulated deficit                                                                (145,791)      (103,259)
     Accumulated other comprehensive income                                                  155            264
                                                                                    ------------   ------------
          Total stockholders' equity (deficit)                                           (23,939)         6,398
                                                                                    ------------   ------------
                                                                                    $     26,984   $     59,081
                                                                                    ============   ============


         The accompanying notes are an integral part of these consolidated financial statements.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months End                  Nine Months Ended
                                                                September 30,                    September 30,
                                                         ----------------------------    ----------------------------
                                                             2001             2000            2001           2000
                                                         ------------    ------------    ------------    ------------
                                                                     (Dollars in thousands, except per share amounts)
Net revenues                                             $      4,166    $     31,631    $     36,271    $     73,828
Cost of goods sold                                             11,448          16,195          32,913          36,350
                                                         ------------    ------------    ------------    ------------
Gross profit                                                   (7,282)         15,436           3,358          37,478

Operating expenses:
     Marketing and sales                                        4,119           6,212          16,623          17,617
     General and administrative                                 2,638           2,602           9,196           7,583
     Product development                                        4,925           5,485          15,573          16,797
                                                         ------------    ------------    ------------    ------------
         Total operating expenses                              11,682          14,299          41,392          41,997
                                                         ------------    ------------    ------------    ------------

         Operating (loss)/ income                             (18,964)          1,137         (38,034)         (4,519)

Other expense:
     Interest expense, net                                      1,011             710           2,607           2,266
     Other expense, net                                           673             314             797             491
                                                         ------------    ------------    ------------    ------------
         Total other expense                                    1,684           1,024           3,404           2,757

                                                         ------------    ------------    ------------    ------------
Net (loss)/income                                             (20,648)            113         (41,438)         (7,276)
                                                         ------------    ------------    ------------    ------------

Cumulative dividend on participating preferred stock              228             300             828             570
Accretion of warrants on preferred stock                          -               200             266             333
                                                         ------------    ------------    ------------    ------------
Net loss attributable to common stockholders             $    (20,876)   $       (387)   $    (42,532)   $     (8,179)
                                                         ============    ============    ============    ============

Net loss per common share:
     Basic and diluted                                   $      (0.50)   $      (0.01)   $      (1.16)   $      (0.27)
                                                         ============    ============    ============    ============
Weighted average number of
    common shares outstanding:
     Basic and diluted                                     41,860,489      30,059,338      36,542,051      30,026,365
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


                                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
Cash flows from operating activities:                                        (Dollars in thousands)
   Net loss                                                               $  (41,438)    $   (7,276)
   Adjustments to reconcile net loss to
      cash provided by (used in) operating activities:
      Depreciation and amortization                                            1,978          2,134
      Write-off of prepaid royalties and licenses                              8,124            -
      Changes in assets and liabilities:
         (Increase) decrease in trade receivables                             25,015         (4,252)
         Decrease in inventories                                               1,180          1,380
         (Increase) decrease in prepaid licenses and royalties                (1,717)           554
         (Increase) decrease in other current assets                            (237)          (157)
         Increase (decrease) in accounts payable                               2,601         (5,938)
         (Decrease) in accrued liabilities                                    (7,033)          (723)
         Increase (decrease) in deferred revenue                              11,028           (313)
         Additions to restricted cash                                           (602)           -
         Increase (decrease) in royalty liabilities                            2,878         (2,047)
                                                                          ----------     ----------
            Net cash provided by (used in) operating activities                1,777        (16,638)
                                                                          ----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (1,681)        (2,662)
                                                                          ----------     ----------
            Net cash used in investing activities                             (1,681)        (2,662)
                                                                          ----------     ----------

Cash flows from financing activities:
   Net borrowings (payments) on line of credit                                 4,878         (3,056)
   Net payment of previous line of credit                                    (24,433)           -
   Net payment of supplemental line of credit                                 (1,000)           -
   Net proceeds from issuance of Series A Preferred Stock and warrants           -           20,000
   Net proceeds from issuance of common stock                                 11,847            323
   Proceeds (payments) on notes payable                                        3,000           (375)
   Proceeds from exercise of stock options                                         9             21
   Reductions to restricted cash                                                 -            2,597
   Advance from Titus for distribution agreement                               1,000            -
   Payment to Titus for cancellation of distribution agreement                (1,000)           -
   Proceeds from other advances                                                5,000            -
   Proceeds (payments) on other debt                                             125            (37)
                                                                          ----------     ----------
            Net cash (used in) provided by financing activities                 (574)        19,473
                                                                          ----------     ----------
Effect of exchange rate changes on cash                                         (109)           (13)
                                                                          ----------     ----------
      Net (decrease) increase in cash                                           (587)           160
Cash, beginning of period                                                      2,835            399
                                                                          ----------     ----------
Cash, end of period                                                       $    2,248     $      559
                                                                          ==========     ==========

Supplemental cash flow information:
    Cash paid for:
            Interest                                                      $    1,496     $    2,303

Supplemental disclosures of Noncash transactions:
   Acquisition of nine percent interest in Shiny                           $    600      $      -
   Accretion of preferred stock to redemption value                             266             333
   Dividend payable on partial conversion of preferred stock                     721            -
   Accrued dividend on participating preferred stock                             828            570



         The accompanying notes are an integral part of these consolidated financial statements.

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

Factors Affecting Future Performance and Going Concern

         For the nine months ended September 30, 2001, the Company incurred a net loss of $41.4 million. However, net cash provided by operating activities was $1.8 million as the Company's negative operating results were largely offset by strong trade receivable collections, the receipt of cash advances for distribution rights and conservative management of inventories and disbursements. During the same period last year, the net cash used in operating activities was $16.6 million.

         In April 2001, the Company secured a new $15.0 million line of credit with a bank and completed the sale of $12.7 million of Common Stock in a private placement transaction. The net proceeds of $11.9 million from the private placement were used towards paying the outstanding balance under the Company's previous bank line of credit which was expiring, and enabled the Company to secure the new line of credit to fund ongoing operations (See Notes 4 and 7).

         Advances under the new line of credit are limited to an amount based on accounts receivable and inventories. The Company has not released sufficient product during the three month period ended September 30, 2001 to generate a profitable level of revenues, or sufficient accounts receivable to maximize the use of its line of credit. The Company also anticipates that delays in product releases could continue in the short-term, and funds available under its new line of credit and from ongoing operations are not sufficient to satisfy the projected working capital and capital expenditure needs in the normal course of business. In addition, the Company is not in compliance with certain financial covenants set forth in the new line of credit agreement as of September 30, 2001. In October 2001, the bank notified the Company that the credit agreement was being terminated, the outstanding balance is currently due and payable and the Company would no longer be able to continue to draw on the credit facility to fund future operations effective October 26, 2001. The Company and the bank are currently negotiating the payment of the outstanding balance which is approximately $2.7 million on November 9, 2001 (See Note 4).

         During the three months ended September 30, 2001, the Company entered into two distribution agreements. In connection with the North American distribution rights of a future title, the Company received an advance of $4.0 million. The Company entered into a distribution agreement with Vivendi Universal Interactive Publishing ("Vivendi"), a related party, for the Company's North American distribution rights and received a $10.0 million advance in connection with the distribution agreement (See Note 11). The advances will be recouped against future distribution commissions payable, based on the future sales and have been included in deferred income (See Note 5).

         The Company continues to implement cost reduction programs and is seeking external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of Company capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially carry out management's long-term strategic objectives. However, there can be no assurance that the Company can complete the transactions necessary to provide the required funding on a timely basis in order to continue ongoing operations in the normal course of business.

         If the Company is unable to secure the required funding on a timely basis, it will need to continue to reduce its costs by selling or consolidating its operations, and by continuing to delay or cancel product development and marketing programs. These measures could have a material adverse effect on the Company's ability to continue as a going concern.

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

Restricted Cash

         Restricted cash represents cash deposited in an escrow account made in accordance with the distribution agreement between the Company and Vivendi. The escrow account was established to provide for the payment of Directors and Officers liability insurance for events occurring subsequent to August 13, 2001, the payment of Directors and Officers liability insurance for events occurring prior to August 13, 2001 and payment of certain outside legal counsel invoices. As of September 30, 2001 only funds for the Directors and Officers liability insurance for events occurring subsequent to August 13, 2001 were released. Subsequent to September 30, 2001, the Company released the funds for payment of the Directors and Officers liability insurance for events occurring prior to August 13, 2001 (See Note 11).

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

Recent Accounting Pronouncements

         In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact of this consensus on its Statement of Operations.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.


Note 2.  Inventories

         Inventories consist of the following:

                                                                    September 30,  December 31,
                                                                        2001           2000
                                                                     ----------     ----------
                                                                       (Dollars in thousands)
Packaged software                                                    $    1,853     $    2,628
CD-ROMs, cartridges, manuals, packaging  and supplies                       326            731
                                                                     ----------     ----------
                                                                     $    2,179     $    3,359
                                                                     ==========     ==========


Note 3.  Prepaid licenses and royalties

         Prepaid licenses and royalties are as follows:

                                                                    September 30,  December 31,
                                                                         2001           2000
                                                                     ----------     ----------
                                                                       (Dollars in thousands)
Prepaid royalties for titles in development                          $    8,814     $    9,254
Prepaid royalties for shipped titles, net of amortization                   144          6,174
Prepaid licenses and trademarks, net of amortization                      2,339          2,276
                                                                     ----------     ----------
                                                                     $   11,297     $   17,704
                                                                     ==========     ==========




         During the three and nine months ended September 30, 2001, the Company expensed $5.9 million and $8.1 million, respectively, for prepaid royalties that were impaired due to the cancellation of certain development projects. No amounts were written-off during the three and nine month periods ended September 30, 2000.


Note 4.  Current Debt

         Current debt consists of the following:




                                                                   September 30,   December 31,
                                                                         2001           2000
                                                                     ----------     ----------
                                                                       (Dollars in thousands)
Working capital line of credit                                       $    4,878     $   24,433
Loan from Chairman and Chief Executive Officer                            3,142            -
Supplemental line of credit from Titus                                      -            1,000
Other                                                                        50            -
                                                                     ----------     ----------
                                                                     $    8,070     $   25,433
                                                                     ==========     ==========




Working Capital Line of Credit

         In April 2001, the Company entered into a new three year loan and security agreement ("L&S Agreement") with a bank providing for a $15.0 million working capital line of credit. The L&S Agreement replaced an agreement with a former bank that expired. The expired line of credit bore an interest rate of LIBOR (6.78 percent at December 31, 2000) plus 4.87 percent (11.65 percent at December 31, 2000). In April 2001, all amounts outstanding to the former Bank were paid in full. Advances under the new line of credit are limited to an amount based on qualified accounts receivable and inventory. The new line bears interest at the bank's prime rate, or, at the Company's option, a portion of the outstanding balance would bear interest at LIBOR plus 2.5% for a fixed short-term. At September 30, 2001, borrowings under the working capital line of credit bore interest at various interest rates ranging between 6.00 percent and 6.18 percent.

     The line is subject to review and renewal by the bank on April 30, 2002 and 2003, and is secured by substantially all of the Company's assets, plus a personal guarantee of $2.0 million from the Chairman, secured by $1.0 million in cash (See Note 7). The line requires that the Company meet certain financial covenants set forth in the agreement. The Company is not in compliance with certain of these covenants, including the financial covenants related to net worth and minimum earnings before interest, taxes, depreciation and amortization and recent agreements with Titus and Vivendi; as of September 30, 2001. In October 2001, the bank notified the Company that the L&S Agreement was being terminated, all outstanding amounts are currently due and payable and the Company must comply with all requirements in the L&S Agreement with respect to collateral, including, but not limited to, not disposing of collateral except in the ordinary course of business and not moving same from its current locations except in strict accordance with the L&S Agreement and the Company would no longer be able to continue to draw on the credit facility to fund future operations. In furtherance of the bank's notification with respect to collateral, the bank informed the Company that upon any transfer of inventory or other collateral to Vivendi, the bank must be paid for the portion of the loan balance that is secured by any inventory that is transferred. The Company and the bank are currently negotiating the payment of the outstanding amounts. As a result of the L&S Agreement being terminated, the interest rate on the outstanding balance increased two percent over the original interest rate. Because the Company depends on proceeds from its credit agreement to fund its operations, and the Company does not have the funds to pay the outstanding balance, the termination of the credit agreement and the acceleration of payment by the bank could have a material adverse effect on the Company's ability to continue as a going concern (See Note 1).

Loan from Chairman and Chief Executive Officer

         In April 2001, the Chairman provided the Company with a $3.0 million loan, payable in May 2002, with interest at 10.0 percent (See Note 7).

Supplemental line of credit from Titus

         In April 2000, the Company secured a $5.0 million supplemental line of credit with Titus Interactive SA ("Titus"), a major shareholder of the Company, expiring in May 2001. In connection with this line of credit, Titus received a warrant exercisable for 60,298 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. As of September 30, 2001, Titus has not exercised these warrants. In April 2001, the total outstanding balance plus accrued interest in the aggregate amount of approximately $3.1 million was paid in full and the commitment under the supplemental line of credit was terminated.

Note 5.  Deferred Income

         Deferred income consists of advances from distribution agreements and advances for product currently in development. The advances from distribution agreements will be recouped against future distribution commissions payable, based on the future sales and advances for product in development are recouped upon shipment of the title to the customer. In the event the Company does not perform its obligations under the distribution agreements, the Company would be obligated to refund any advances not recouped against.


         Deferred income consists of the following:


                                                                   September 30,  December 31,
                                                                        2001           2000
                                                                     ----------     ----------
                                                                       (Dollars in thousands)
Advance from Vivendi for North American distribution rights          $    5,000     $      -
Advances for distribution rights to a future title                        4,000            -
Advances for certain distribution rights in Asia                          2,230            -
Advances for other distribution rights                                    1,292          1,429
Advances for future titles in development                                    81            146
                                                                     ----------     ----------
                                                                     $   12,603     $    1,575
                                                                     ==========     ==========



Note 6.  Commitments and Contingencies

         The Company and the former owner of the Company's wholly-owned subsidiary Shiny Entertainment ("Shiny") had a dispute over cash payments upon the delivery and acceptance of interactive entertainment software titles that Shiny was committed to deliver over time. In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, settled the dispute with the former owner of Shiny, and provided for the Company to acquire the remaining nine percent equity interest in Shiny for $600,000 payable in installments of cash and stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company. At September 30, 2001, the Company owed the former owner of Shiny $50,000.

         Virgin Interactive Entertainment Limited ("Virgin"), whose ultimate parent is Titus, had disputed an amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to $9.3 million annually, subject to reductions by the amount of commissions earned by Virgin on its distribution of the Company's products. In April 2001, the Company settled this dispute with Virgin, and further amended the International Distribution Agreement and amended the Termination Agreement and the Product Publishing Agreement, all of which were entered into on February 10, 1999 when the Company acquired an equity interest in Virgin's parent company VIE Acquisition Group LLC ("VIE"). As a result of the settlement, Virgin dismissed its claim for overhead fees, VIE fully redeemed the Company's membership interest in

VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company will pay Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. The Company no longer has an equity interest in VIE or Virgin as of April 2001.

         In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. The advance is to be repaid at $20 per unit upon the sale of product under this agreement, as defined. If the full amount of the advance is not paid by June 2003, then the remaining outstanding balance is subject to interest at the prime rate plus one percent. This advance has been included in royalty liabilities on the accompanying consolidated balance sheet.

         Some of the Company's license, development and distribution agreements contain provisions that allow the other party to terminate the agreement upon a change in control of the Company. Titus recently converted a portion of its Preferred Stock into Common Stock, which as of November 9, 2001 gave Titus 52 percent of the Company's total voting power. At the 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of the Board of Directors. Some of the Company's third-party developers and licensors may assert that these events constitute a change in control of the Company and attempt to terminate their respective agreements with the Company. In particular, the license for "the Matrix" allows for the licensor to terminate the license if there is a substantial change of ownership or control without their approval. The agreements with Microsoft ancillary to the Xbox license require, among other things, that the Company continues development of the Matrix product, and that credit agreement with LaSalle is maintained. Microsoft may consider the potential for termination of the Matrix license and the current non-compliances with the LaSalle credit agreement to be of sufficient materiality to require repayment of the advance. The loss of the Matrix license would materially harm the Company's projected operating results and financial condition.

         The Company is involved in a dispute with one of its third party developers. The third party developer alleges that the Company has underpaid the third party developer for royalties due on sales of products developed by the third party developer and sold by the Company. The Company believes that the claims are without merit and will vigorously defend its position.

Note 7.  Stockholders' Equity

         In April 2001, the Company completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.9 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share of common stock, and can be exercised immediately. If the Company issues additional shares of Common Stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued with the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's Common Stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of Common Stock issued under the private placement becomes effective. The warrant expires four years after it vests. The transaction provides for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. The effective date of the registration statement was not met and the Company is incurring a two percent penalty per month, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these stockholders. Because the payment for non-compliance is cumulative, such obligation could have a material adverse effect on the financial condition of the Company. Moreover, the Company may be unable to pay these stockholders the amount of money due to them. During the three and nine month period ended September 30, 2001 the Company accrued $0.8 million and $1.0 million, respectively, payable to these stockholders, which was charged to results of operations and classified as other expense.

         In April 2001, the Chairman provided the Company with a $3.0 million loan, payable in May 2002. In connection with this loan to the Company and the Chairman's $2.0 million personal guarantee of the Company's new credit facility (See Note 4), the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share and vested upon issuance, expiring in April 2004.

         In August 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. The Preferred Stock accrues a six percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. This conversion did not include accumulated dividends of $721,000 on the Preferred Stock and were recorded as an accrued liability as Titus has elected to receive the dividends in cash. Subsequent to this partial conversion, Titus now owns 19,496,561 shares of Common Stock and 383,354 shares of Series A Preferred Stock with voting rights equivalent to 4,059,903 shares of Common Stock. Collectively, Titus has 52 percent of the total voting power of the Company's capital stock as of November 7, 2001.

         In September 2001, Titus retained Europlay I, LLC ("Europlay") as consultants to assist with the restructuring of the Company. Since the arrangements with Europlay are currently with Titus and Europlay's services have a direct benefit to the Company, the Company has recorded an expense and a capital contribution by Titus of $75,000 for the three months ended September 30, 2001 in accordance with the SEC's Staff Accounting Bulletin No. 79 "Accounting for Expenses and Liabilities Paid by Principal Stockholders."

Note 8.  General and Administrative Expenses

         Included in general and administrative expenses for the nine months ended September 30, 2001 were a $0.6 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, accounting and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which has been terminated.

Note 9.  Net Loss Per Share

         Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the effect of outstanding stock options and warrants is anti-dilutive.

         There were options and warrants outstanding to purchase 13,900,339 and 4,234,558 shares of Common Stock at September 30, 2001 and 2000, respectively, which were excluded from the loss per share computation as they were antidulitive. At September 30, 2000, there were 484,848 shares of restricted Common Stock that were excluded from the loss per share computation as they were antidulitive. The weighted average exercise price of the outstanding options and warrants at September 30, 2001 and 2000 was $2.12 and $2.97, respectively.

Note 10.  Comprehensive Loss


         Comprehensive loss consists of the following:

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                      --------------------------    -------------------------
                                                         2001            2000          2001           2000
                                                      ----------     ----------     ----------     ----------
                                                                         (Dollars in thousands)
Net loss                                              $  (20,648)    $      113     $  (41,438)    $   (7,276)
Other comprehensive loss, net of income taxes:
   Foreign currency translation adjustments                  (63)           (16)          (109)           (13)
                                                      ----------     ----------     ----------     ----------
   Total comprehensive loss                           $  (20,711)    $       97     $  (41,547)    $   (7,289)
                                                      ==========     ==========     ==========     ==========


         During the three and nine months ended September 30, 2001 and 2000, the net effect of income taxes on comprehensive loss was immaterial.

Note 11. Related Parties

Distribution and Publishing Agreements

         In connection with the amended International Distribution Agreement with Virgin, the Company incurred distribution commission expense of $482,000 and $1.1 million for the three months ended September 30, 2001 and 2000 and $1.1 million and $2.5 million for the nine months ended September 30, 2001 and 2000, respectively. In addition, the distribution agreement cannot be terminated without incurring penalties of a minimum of $10.0 million, subject to substantial increases pursuant to the terms of the distribution agreement, which may discourage potential acquirors that already have their own distribution capabilities in territories covered by the distribution agreement.

         In connection with the Product Publishing Agreement with Virgin, the Company earned $21,000 and $171,000 for performing publishing and distribution services on behalf of Virgin during the three months ended September 30, 2001 and 2000 and $36,000 and $346,000 during the nine months ended September 30, 2001 and 2000, respectively. As part of the terms of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin (see Note 5).

         As of September 30, 2001 and December 31, 2000, Virgin owed the Company $0.9 million and $12.1 million and the Company owed Virgin $0.9 million and $4.8 million, respectively. The net amounts due to the Company from Virgin as of December 31, 2000, were paid in full in April 2001.

         The Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services during the three months ended September 30, 2001 and 2000, the Company did not recognize any distribution fee revenue. During the nine months ended September 30, 2001 and 2000, the Company earned $25,000 and $442,000, respectively.

         As of September 30, 2001 and December 31, 2000, Titus owed the Company $259,000 and $280,000 and the Company owed Titus $193,000 and $1.1 million, respectively, including amounts owed under the supplemental line of credit (See
Note 4).

         In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America for substantially all of its products, with the exception of products with pre-existing distribution agreements, through December 31, 2003. OEM rights were not among the rights granted to Vivendi under the Distribution Agreement. Under the terms of the agreement, Vivendi will earn a 15 percent commission, however, to accelerate the recoupment of the $10.0 million advance, Vivendi will initially earn a 20 percent commission. The agreement provides for three advance payments from Vivendi totaling $10.0 million in the aggregate. The Company received payment from Vivendi upon the completion of the following milestones. The first payment of $1.0 million was received once the Company's Board of Directors approved the Distribution Agreement. The second payment of $4.0 million, which was placed in an escrow account, was due once the Company received approval from the Company's bank. This requirement was later removed and the funds were released to the Company. The final payment of $5.0 million was paid to the Company upon delivery of the approved master copy of Baldur's
Gate: Dark Alliance. This was delivered to Vivendi subsequent to September 30, 2001. The Company received two payments totaling $5.0 million during September 2001 and the final payment of $5.0 million was received in October 2001.

         As a result of engaging Vivendi as the Company's North America distributor, the Company now distributes substantially all of its products through third-party distributors. The Company has therefore substantially discontinued its internal product distribution capacity, including its sales and marketing capacity. Following this change, the Company has re-oriented its business towards product development and publishing. As a result of entering into the distribution agreement with Vivendi, the Company has substantially increased its provision for accounts receivable due to granting certain price concessions on prior sales to minimize future returns following the transition of the Company's distribution to Vivendi. Subsequent to September 30, 2001, the Company reduced its headcount by approximately 15 percent by eliminating redundant positions created by the distribution agreement.

Investment in Affiliate

         The Company accounted for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the three and nine months ended September 30, 2001 and 2000. In April 2001, VIE fully redeemed the Company's membership interest in VIE in connection with the April 2001 settlement between Virgin and the Company. The Company no longer has an equity interest in VIE or Virgin as of April 2001.

Events with Titus

         Titus, the Company's largest stockholder, recently gained a majority of the Company's stockholders' voting power, providing Titus with the ability to control the outcome of votes on proposals presented to the Company's stockholders, as well as the ability to elect a majority of the Company's directors. The events relating to Titus' gaining of majority voting power are as follows:

         o On September 5, 2001, the Company entered into a Support Agreement with Titus providing for the nomination to the Company's Board of Directors a slate of six individuals mutually acceptable to Titus and the Company for election as directors at the Company's 2001 annual meeting of stockholders, and appointing a Chief Administrative Officer ("CAO") to the Company. Also on September 5, 2001, as part of the Support Agreement, three of the existing directors resigned and three new directors acceptable to Titus were appointed by the remaining directors to fill the three vacancies. As a consequence, from September 6, 2001 until the 2001 annual meeting, the Board of Directors consisted of five individuals nominated by Titus, and two directors previously nominated by management.
         o On September 13, 2001, the Company's Board of Directors established an Executive Committee, consisting of the Company's President and CAO, to administer and oversee all aspects of the Company's day-to-day operations, including, without limitation, (a) the relationship with lenders, including LaSalle Business Credit, Inc.; (b) relations with Europlay, consultants retained to effect the restructuring of the Company (See Note 7); (c) capital raising efforts; (d) relationships with vendors and licensors; (e) management of employment of officers and employees; (f) retaining and managing outside professionals and consultants; and (g) directing management.
         o The Company's 2001 annual meeting was held on September 18, 2001. At the annual meeting, the five Titus nominees, and one of the directors previously nominated by management, were elected to continue to serve as directors. The Company currently has one vacancy on its Board of Directors.

         On September 13, 2001, the Company orally agreed to sell to Titus distribution rights to its products in the territories of Australia, New Zealand and Asia. Because of Titus' relationship with the Company, the sale of the properties was conditional upon approval of the transaction by a committee of the Company's Board of Directors comprised of disinterested directors. The transaction was also conditional upon the completion by Titus of its due diligence on the properties. Titus advanced $1.0 million to the Company to be held as a good faith deposit against the purchase price pending approval by the Board committee and completion by Titus of its due diligence. If the agreement was not consummated, Titus would be entitled to a breakup fee of 0.25 percent per week the Company held the $1.0 million deposit. The Board committee did not approve the transaction, and Titus elected not to purchase the properties following completion of its due diligence. As a consequence, the parties terminated the agreement and on September 26, 2001 the $1.0 million deposit was returned to Titus and Titus waived the breakup fee.

         In September 2001, Titus retained Europlay as consultants to assist with the restructuring of the Company. Since the arrangements with Europlay are currently with Titus and Europlay's services have a direct benefit to the Company, the Company has recorded an expense and a capital contribution by Titus of $75,000 for the three months ended September 30, 2001. The Company plans to enter into a new consulting agreement with Europlay which would replace the agreement between Titus and Europlay.

Note 12.  Segment and Geographical Information

         The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:


                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                          2001           2000           2001          2000
                                                      ----------     ----------     ----------     ----------
Net revenues:                                                            (Dollars in thousands)
     United States                                    $    4,166     $   31,456     $   36,271     $   73,605
     United Kingdom                                          -              175            -              223
                                                      ----------     ----------     ----------     ----------
       Consolidated net revenues                      $    4,166     $   31,631     $   36,271     $   73,828
                                                      ==========     ==========     ==========     ==========
Operating income (loss):
   United States                                      $  (18,517)    $    1,123     $  (36,527)    $   (4,005)
   United Kingdom                                           (447)            14         (1,507)          (514)
                                                      ----------     ----------     ----------     ----------
       Consolidated income (loss) from operations     $  (18,964)    $    1,137     $  (38,034)    $   (4,519)
                                                      ==========     ==========     ==========     ==========
 Expenditures made for the acquisition
    of long-lived assets:
      United States                                   $      598     $    1,044     $    1,659     $    2,605
      United Kingdom                                           4             15             22             58
                                                      ----------     ----------     ----------     ----------
        Total expenditures for
          long-lived assets                           $      602     $    1,059     $    1,681     $    2,663
                                                      ==========     ==========     ==========     ==========




         Net revenues by geographic regions were as follows:

                         Three Months Ended September 30,                    Nine Months Ended September 30,
                   ----------------------------------------------   ----------------------------------------------
                            2001                      2000                     2001                     2000
                   ----------------------   ---------------------    ---------------------    ---------------------
                     Amount      Percent      Amount      Percent      Amount      Percent      Amount      Percent
                   ----------    -------    ----------    -------    ----------    -------    ----------    -------
                                                         (Dollars in thousands)
North America      $    1,110     26.6 %    $   19,376     61.3 %    $   25,331     69.8 %    $   41,896     56.7 %
Europe                  1,888     45.3           5,925     18.7           5,608     15.5          15,624     21.2
Rest of World             344      8.3           2,715      8.6           1,690      4.7           5,154      7.0
OEM, royalty and
   licensing              824     19.8           3,615     11.4           3,642     10.0          11,154     15.1
                   ----------    -------    ----------    -------    ----------    -------    ----------    -------
                   $    4,166    100.0 %    $   31,631    100.0 %    $   36,271    100.0 %    $   73,828    100.0 %
                   ==========    =======    ==========    =======    ==========    =======    ==========    =======


         Net investments in long-lived assets by geographic regions were as follows:

                                 September 30,         December 31,
                                     2001                 2000
                             -------------------   -------------------
                              Amount     Percent    Amount     Percent
                             --------    -------   --------    -------
                                     (Dollars in thousands)
United States                $  6,441    97.9 %    $  6,139    97.8 %
United Kingdom                     82     1.3            76     1.2
OEM, royalty and
   licensing                       55     0.8            60     1.0
                             --------    -------   --------    -------
                             $  6,578    100.0 %   $  6,275    100.0 %
                             ========    =======   ========    =======

                     [This page intentionally left blank]

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

Results of Operations

         The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:



                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                       ----------------------------------------- ----------------------------------------
                                              2001                   2000              2001                  2000
                                       -------------------  -------------------- -------------------   -----------------
                                                  % of Net              % of Net            % of Net           % of Net
                                        Amount    Revenues   Amount     Revenues  Amount    Revenues   Amount   Revenues
                                       --------   --------  ---------   -------- --------   --------  --------  --------
                                                                     (Dollars in thousands)
Net revenues                           $  4,166     100.0%  $ 31,631     100.0%  $ 36,271     100.0%  $ 73,828    100.0%
Cost of goods sold                       11,448     274.8%    16,195      51.2%    32,913      90.7%    36,350     49.2%
                                       --------     ------  --------     ------  --------     ------  --------    ------
     Gross profit                        (7,282)   -174.8%    15,436      48.8%     3,358       9.3%    37,478     50.8%
                                       --------     ------  --------     ------  --------     ------  --------    ------

Operating expenses:
     Marketing and sales                  4,119      98.9%     6,212      19.6%    16,623      45.8%    17,617     23.9%
     General and administrative           2,638      63.3%     2,602       8.2%     9,196      25.4%     7,583     10.3%
     Product development                  4,925     118.2%     5,485      17.3%    15,573      42.9%    16,797     22.8%
                                       --------     ------  --------     ------  --------     ------  --------    ------
     Total operating expenses            11,682     280.4%    14,299      45.1%    41,392     114.1%    41,997     57.0%
                                       --------     ------  --------     ------  --------     ------  --------    ------

Operating (loss) income                 (18,964)   -455.3%     1,137       3.7%   (38,034)  -104.8%     (4,519)    -6.2%
Other expense                             1,684      40.4%     1,024       3.2%     3,404       9.4%     2,757      3.7%
                                       --------     ------  --------     ------  --------     ------  --------     -----
Net (loss) income                      $(20,648)   -495.6%  $    113       0.5%  $(41,438)  -114.2%   $ (7,276)    -9.9%
                                       ========    =======  ========     ======  ========   =======   ========     ======

Net revenues by geographic region:
     North America                     $  1,110      26.6%  $ 19,376      61.3%  $ 25,331      69.9%  $ 41,896     56.7%
     International                        2,232      53.6%     8,640      27.3%     7,298      20.1%    20,778     28.2%
     OEM, royalty and licensing             824      19.8%     3,615      11.4%     3,642      10.0%    11,154     15.1%

Net revenues by platform:
     Personal computer                 $  3,041      73.0%  $ 23,814      75.3%  $ 28,061      77.4%  $ 51,393     69.6%
     Video game console                     301       7.2%     4,202      13.3%     4,568      12.6%    11,281     15.3%
     OEM, royalty and licensing             824      19.8%     3,615      11.4%     3,642      10.0%    11,154     15.1%


North American, International and OEM, Royalty and Licensing Net Revenues

         Overall, net revenues for the three months ended September 30, 2001 decreased 87 percent compared to the same period in 2000. This decrease resulted from a 94 percent decrease in North American net revenues, a 74 percent decrease in International net revenues and a 77 percent decrease in OEM, royalty and licensing, as described below. The decrease in North American and International net revenues for the three months ended September 30, 2001 was caused by not releasing any new titles during the period compared to five titles in the same period last year. Furthermore, we released Baldur's Gate II in the 2000 period, which generated $14.0 million of revenue with no comparable release during the 2001 period. In addition, the volume of product returns and price concessions granted to customers increased $2.2 million for the current three month period as compared to the three months ended September 30, 2000 as we prepared for transitioning our North American distribution to Vivendi Universal Interactive Publishing ("Vivendi"). We expect that North American and International publishing net revenues in 2001 will decrease compared to 2000 as certain titles originally scheduled for release in the second half of 2001 have been rescheduled for release in 2002. Furthermore, we have canceled or suspended selected future titles, which we believe will not meet required forecasted profit margins. The $2.8 million decrease in OEM, royalty and licensing net revenues in the three months ended September 30, 2001 compared to the same period in 2000 was due to decreased net revenues in the OEM business and in licensing transactions primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales. We expect that OEM, royalty and licensing net revenues for the year ended December 31, 2001 will decrease compared to the year ended December 31, 2000.

         Net revenues for the nine months ended September 30, 2001 decreased 51 percent compared to the same nine month period in 2000. The decrease resulted from a 40 percent decrease in North American net revenues, a 65 percent decrease in International net revenues and a 67 percent decrease in OEM, royalty and licensing. Overall, we released 19 fewer titles across multiple platforms this year as compared to the same period last year. The decrease in North American net revenues for the nine months ended September 30, 2001 was mainly because the titles released during the period generated $15.2 million less sales volume as well as higher product returns and price concessions compared to the same period in 2000. The decrease in sales volume is attributable to the release of Baldur's Gate II in the 2000 period and fewer titles released in the 2001 period. The increase in product returns and price concessions is due to the expected transition of our North American distribution to Vivendi during the fourth quarter of 2001. In connection with this expected transition, we granted certain price concessions on prior sales to minimize future returns following the transition. International net revenues decreased for the nine months ended September 30, 2001 mainly because the titles released during the period generated $11.3 million less sales volume as well as higher product returns and price concessions compared to the same period in 2000. Furthermore, we released the English version of Baldur's Gate II in the 2000 period. The $7.5 million decrease in OEM, royalty and licensing net revenues in the nine months ended September 30, 2001 compared to the same period in 2000 was due to decreased net revenues in the OEM business and in licensing transactions. The $3.9 million decrease in the OEM business was primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to a $3.0 million multi-product licensing transaction with Titus in 2000 that did not recur in 2001.

Platform Net Revenues

         PC net revenues decreased 87 percent during the three months ended September 30, 2001 compared to the same period in 2000. The decrease in PC net revenues was attributable to the release of zero titles during the three months ended September 30, 2001 compared to four titles in the 2000 period. We also experienced an increase in product returns and price concessions as we are transitioning our North American distribution to Vivendi during the fourth quarter of 2001. Furthermore, we released Baldur's Gate II in the 2000 period. We expect our PC net revenues to decrease in 2001 due to our increased focus on next generation console titles, the cancellation of one selected project and rescheduling the release of certain titles from 2001 to 2002. We do not anticipate releasing any new major PC titles during the remainder of 2001. Video game console net revenues decreased 93 percent during the three months ended September 30, 2001 compared to the same period in 2000, due to releasing zero video game console titles compared to the same period last year, in which we released one video game console title. In addition, sales of previously released video game console titles were $3.2 million higher in the 2000 period. We expect our video game console net revenues to increase in 2001 as a result of a substantial increase in planned title releases for next generation game consoles in 2001 compared to 2000. Our anticipated major video game console releases for the remainder of the year include Baldur's Gate: Dark Alliance (PlayStation 2), the next product from the successful Baldur's Gate franchise, and Giants (PlayStation 2).

         For the nine months ended September 30, 2001, PC net revenues decreased 45 percent compared to the same period in 2000. The decrease is mainly due to releasing six titles in the 2001 period compared to 19 titles in the 2000 period. We released three major titles during the nine months ended September 30, 2001 versus four in the comparable 2000 period with two of the titles in 2001 being expansions to previously released games resulting in a lower average selling price than a stand alone game. In addition, we released Baldur's Gate II in the 2000 period. Furthermore, the decrease in net PC revenues resulted from higher than anticipated price concessions as we are transitioning our North American distribution to Vivendi in the fourth quarter of 2001. Video game console net revenues decreased 60 percent in the nine months ended September 30, 2001 compared to the same period in 2000 due to only releasing one video game console title in 2001 versus seven titles in 2000.

 Cost of Goods Sold; Gross Profit Margin

         Cost of goods sold decreased 29 percent in the three months ended September 30, 2001 compared to the same period in 2000 due to a lower gross revenues base offset by higher amortization of prepaid royalties on externally developed products, including approximately $5.9 million in write-offs of canceled development projects. The 147 percent decrease in gross profit margin was due to product returns and price concessions increasing as a percentage of gross revenues as we are transitioning our North American distribution to Vivendi, no internally developed products released in the 2001 period versus two titles in the 2000 period, licensing revenue decreasing by $0.3 million and $5.9 million in write-offs of canceled development projects. We expect our cost of goods sold to decrease in 2001 as compared to 2000 due to an expected lower net revenues base partially offset by a higher proportion of console titles released. In addition, we expect our gross profit margin in 2001 to decrease as compared to 2000 due to an increase in console title revenues, which typically have a higher cost of goods than PC titles, and the write-offs of canceled development projects during 2001.

         Cost of goods sold decreased 10 percent in the nine months ended September 30, 2001 compared to the same period in 2000, due to a lower gross revenues base offset by higher amortization of prepaid royalties on externally developed products and approximately $8.1 million in write-offs of canceled development projects. The 91 percent decrease in gross profit margin was primarily due to a $4.2 million increase in product returns and price concessions as compared to the same period in 2000 and product returns and price concessions increasing as a percentage of gross revenues caused by transitioning our North American distribution to Vivendi during the fourth quarter of 2001. We also only released one internally developed expansion title in the 2001 period versus four internally developed stand alone titles in the 2000 period, which possess higher profit margins. Finally, licensing revenue decreased by $3.4 million and write-offs increased by $8.1 million in connection with canceled development projects.

         We may incur additional write-offs of prepaid royalties for titles in development if additional projects are cancelled in order to reduce future expenditures and reduce the funding requirements of future operations.

 Marketing and Sales

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The 34 percent decrease in marketing and sales expenses for the three months ended September 30, 2001 compared to the 2000 period is primarily attributable to a $1.6 million decrease in worldwide advertising and retail marketing support expenditures and $0.5 million decrease in personnel costs and operating expenses. The six percent decrease in marketing and sales expenses for the nine months ended September 30, 2001 compared to the 2000 period is attributable primarily to a $0.8 million decrease in marketing and sales expenses for worldwide advertising and retail marketing support expenditures offset by a $0.3 million in overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement of a dispute with Virgin and a $0.5 million decrease in personnel costs and operating expenses. We expect our marketing and sales expenses to decrease in 2001 as compared to 2000, due to decreased advertising and retail marketing support expenditures as a result of fewer title releases and lower personnel costs as a result of reductions in headcount during the three months ended and subsequent to September 30, 2001, offset by the overhead fees payable to Virgin in 2001, in connection with the terms of the April 2001 settlement of a dispute with Virgin.


 General and Administrative

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2001 decreased one percent due to a $0.2 million decrease in personnel costs as a result of a headcount reduction during the 2001 period. Although we are continuing our efforts to reduce North American operating expenses including a reduction of headcount subsequent to September 30, 2001, we expect general and administrative expenses to increase slightly in 2001 as compared to 2000 as a result of already incurred additional expenditures.

         The 21 percent increase in general and administrative expenses for the nine months ended September 30, 2001 compared to the same period in 2000 is primarily attributable to the additional expenditures due to a $0.6 million provision for the termination of a building lease in the United Kingdom, $0.1 million increase in the provision for bad debt, $0.5 million in legal, accounting and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which has been terminated and $0.2 million increase in personnel costs.

Product Development

         Product development expenses, which primarily consist of personnel and support costs, are charged to operations in the period incurred. The ten percent decrease in product development expenses for the three months ended September 30, 2001 is primarily due to $0.6 million decrease in personnel costs expenditures associated with resources dedicated to completing one major internally developed title in the prior period, which did not recur in the current period. We expect product development expenses to decrease in 2001 compared to 2000, due to canceled or suspended future projects in an effort to reduce expenditures and a reduction in headcount subsequent to September 30, 2001.

         The seven percent decrease in product development expenses for the nine months ended September 30, 2001 compared to the same period in 2000 is due to $1.2 million decrease in expenditures associated with resources dedicated to completing four major internally developed titles in the prior period, which did not recur in the current period.

Other Expense, net

         Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. Other expense increased 65 percent in the three months ended September 30, 2001 compared to the same period in 2000 due to a $0.5 million provision for the possible tax liabilities as the result of the Internal Revenue Service examination, a $0.2 million expense associated with foreign tax withholdings, $0.8 million penalty due to a delay in the effectiveness of a registration statement in connection with the private placement of 8,126,770 shares of Common Stock, offset by a $0.5 million decrease in interest expense on lower total debt and a $0.3 million decrease in losses associated with foreign currency exchanges. If the registration statement for the Common Stock shares sold in a private placement in April 2001 is not declared effective, we will continue to accrue a two percent penalty each month that the registration statement is not declared effective and there is no limit on the amount payable. Because this payment is cumulative, this obligation could have a material adverse effect on our financial condition. Moreover, we may be unable to pay the total penalties due to the investors in the private placement of Common Stock.

         The 24 percent increase for the nine months ended September 30, 2001 compared to the same period in 2000 was due to a $0.5 million provision for the possible tax liabilities as the result of the Internal Revenue Service examination, a $0.2 million expense associated with foreign tax withholdings, a $0.4 million in loan fees paid to the former bank associated with the transition of our line of credit to a new bank and a $1.0 million penalty due to a delay in the effectiveness of a registration statement in connection with the private placement of 8,126,770 shares of Common Stock, offset by a $1.0 million decrease in interest expense on lower total debt and a $0.4 million decrease in losses associated with foreign currency exchanges.

Liquidity and Capital Resources

         We have funded our operations to date primarily through the use of lines of credit, from royalty and distribution fee advances, through cash generated by the private sale of securities, from proceeds of the initial public offering and from results of operations. As of September 30, 2001 our principal resources included cash of $2.2 million and restricted cash of $0.6 million.

         In April 2001, we secured a new working capital line of credit from a bank and repaid all amounts outstanding on our former line of credit and supplemental line of credit. These lines of credit were terminated upon full payment. Our new working capital line of credit bears interest at the bank's prime rate, or, at our option, a portion of the outstanding balance bears interest at LIBOR plus 2.5%, for a fixed short-term. At September 30, 2001, borrowings under the new working capital line of credit bore interest at various interest rates between 6.00 percent and 6.18 percent. Our new line of credit provides for borrowings and letters of credit of up to $15.0 million based in part upon qualifying receivables and inventory. Under the new line of credit the Company is required to maintain a $2.0 million personal guarantee by the Company's Chairman and Chief Executive Officer ("Chairman"). The new line of credit has a term of three years, subject to review and renewal by the bank on April 30 of each subsequent year. As of September 30, 2001, we are not in compliance with certain of the covenants under the new line of credit, including financial covenants pertaining to net worth and minimum earnings before interest, taxes, depreciation and amortization and recent agreements with Titus and Vivendi. On October 26, 2001, the bank notified us that the credit agreement was being terminated, all amounts are currently due payable and we would no longer be able to continue to draw on the credit facility to fund future operations. The bank and us are currently negotiating a payment plan for the outstanding amounts. Because we depend on this credit agreement to fund our operations, the bank's termination of the credit agreement could cause material harm to our business, including our inability to continue as a going concern.

         In addition, in April 2001, we completed a private placement of 8,126,770 shares of Common Stock for $12.7 million, and received net proceeds of approximately $11.9 million. The shares were issued at $1.5625 per share, and included warrants to purchase one share of Common Stock for each share sold. The warrants are exercisable at $1.75 per share, and the warrants can be exercised immediately. The warrants expire in March 2006. The transaction provides for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the agreed effective date of the registration statement is not met, we are subject to a two percent penalty per month, payable in cash, until the registration statement is effective. We did not meet the effective date of the registration statement and we are incurring a monthly penalty of $254,000, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these investors. Because this payment is cumulative, this obligation could have a material adverse effect on our financial condition. As of September 30, 2001, the amount accrued was $1.0 million. Moreover, we may be unable to pay the total penalty due to the investors.

         In April 2001, the Chairman provided us with a $3.0 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan to us and the $2.0 million guarantee he provided under the new line of credit from a bank, the Chairman received warrants to purchase 500,000 shares of our Common Stock at $1.75 per share and vested upon issuance, expiring in April 2004.

         Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $1.8 million during the nine months ended September 30, 2001, primarily attributable to collections of accounts receivable and advances from distribution agreements, substantially offset by the net loss for the year and payments of accrued liabilities. Net cash used by financing activities of $0.6 million for the nine months ended September 30, 2001, consisted primarily of repayments of our previous line of credit and supplemental line of credit from Titus offset by the proceeds from the private placement of 8,126,770 shares of our Common Stock, an advance for the development of future titles on a next generation video game console, borrowings under our new working capital line of credit and borrowings under a loan payable to our Chairman. Cash used in investing activities of $1.7 million for the nine months ended September 30, 2001 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

         To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancelled or suspended development on future titles, which we believe do not meet sufficient projected profit margins and have scaled back certain marketing programs. We will continue to pursue various alternatives to improve future operating results, including strategic alliances such as the distribution agreement with Vivendi and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities.

         Advances under our line of credit are no longer available and we owe the bank approximately $2.7 million as of November 9, 2001. We have not released sufficient product during the three month period ended September 30, 2001 to generate a profitable level of revenues, or sufficient accounts receivable to maximize the use of our credit line. We also anticipate that delays in product releases could continue in the short-term, and funds available from ongoing operations are not sufficient to satisfy the projected working capital and capital expenditures to continue operating in the normal course of business. In addition, we are not in compliance with certain covenants required under our credit line and on October 26, 2001, the bank notified us that the credit agreement was being terminated, all outstanding amounts are currently due and payable and we must comply with all requirements in the credit agreement with respect to collateral, including, but not limited to, not disposing of collateral except in ordinary course of business and not moving same from its current locations except in strict accordance with the credit agreement and we would no longer be able to continue to draw on the credit facility to fund future operations. In furtherance of the bank's notification with respect to collateral, the bank informed us that upon any transfer of inventory or other collateral to Vivendi, the bank must be paid for the portion of the loan balance that is secured by any inventory that is transferred. The bank and us are currently negotiating the payment of the outstanding amounts.

         We will continue to implement cost reduction programs, including a reduction of personnel, a reduction of fixed overhead commitments, cancel or suspend development on future titles and scale back certain marketing programs, and continue to seek external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives. However, there is no assurance that we can complete the transactions necessary to provide the required funding on a timely basis in order to continue operating as a going concern.

         Our consolidated financial statements have been presented on the basis that we are a going concern. However, our independent public accountant has informed us that if we are unable to resolve the liquidity issues discussed herein including paying off our line of credit with our current bank and obtaining alternative debt or equity financing sufficient to cover our operating cash flow requirements through December 31, 2001 and beyond, or to adequately address the issues described above, that the report of independent public accountants on our financial statements as of December 31, 2001 could contain a going concern modification.

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

         As of September 30, 2001, our cash balance was approximately $2.2 million and our outstanding accounts payable and current debt totaled approximately $23.0 million. If we do not receive sufficient financing we may
(i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

We depend, in part, on external financing to fund our capital needs. If we are unable to obtain sufficient financing on favorable terms, we may not be able to continue to operate our business.

         Historically, our business has not generated revenues sufficient to create operating profits. To supplement our revenues, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance, the overall conditions in our industry, and our credit rating.

         If we cannot raise additional capital on favorable terms, we will have to reduce our costs by delaying, canceling, suspending or scaling back product development and marketing programs. We may also be forced to sell or consolidate operations. These measures could materially limit our ability to publish successful titles and may not decrease our costs enough to permit us to operate profitability, or at all.

Our stock price may decline significantly if we are delisted from the Nasdaq National Market.

         Our common stock currently is quoted on the Nasdaq National Market System. For continued inclusion on the Nasdaq National Market, we must meet certain tests, including a bid price of at least $1.00 and net tangible assets of at least $4 million. Although Nasdaq has suspended the bid price requirement until January 2, 2002, we would likely be subject to that requirement thereafter. We currently are not in compliance with either the net tangible assets requirement or the bid price requirement. Moreover, Nasdaq requires that we maintain an Audit Committee of our Board of Directors, composed of at least three independent directors. We currently do not meet the Audit Committee requirement.

         If we continue to fail to satisfy the listing standards on a continuous basis, Nasdaq may delist our common stock from its National Market System. If this occurs, trading of our common stock may be conducted on the Nasdaq SmallCap Market, if we qualify for listing at that time, in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

The variable conversion price of our Series A Preferred Stock increases our risk of being delisted from the Nasdaq National Market.

         The variable conversion price of our Series A Preferred Stock increases our risk of being delisted from the Nasdaq National Market in several ways (see "The variable conversion price of our Series A Preferred Stock could result in the issuance of a significant number of shares of our common stock if our stock price declines, which will have a dilutive impact on our stockholders"):

         o The substantial number of shares that are potentially issuable upon conversion of the Series A Preferred Stock and the short selling that may occur as a result of the future priced nature of those shares increases the risk that our stock price will stay below Nasdaq's minimum bid price requirement.

         o If the returns on our Series A Preferred Stock are deemed "excessive" compared with those of public investors in our common stock, Nasdaq may deny inclusion or apply more stringent criteria to the continued listing of our common stock.

         o If Nasdaq determines that the past and prospective future issuances of common stock upon conversion by Titus of its Series A Preferred Stock constitutes a change in control of the Company or a change in its financial structure, we would need to satisfy all initial listing requirements as of that time, which currently we are unable to do.

A significant percentage of our revenues depend on our distributors' diligent sales efforts and our distributors' and retail customers' timely payments to us.

         Since February 1999, Virgin has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Virgin expires in February 2006. In August 2001, we entered into a Distribution Agreement with Vivendi Universal Interactive Publishing North America, or Vivendi, pursuant to which Vivendi will distribute substantially all our products in North America commencing in October 2001. Our agreement with Vivendi expires in December 2003, but may be extended with respect to certain named products.

         Virgin and Vivendi each have exclusive rights to distribute our products in substantial portions of the world. As a consequence, the distribution of our products by Virgin and Vivendi will generate a substantial majority of our revenues, and proceeds from Virgin and Vivendi from the distribution of our products will constitute a substantial majority of our operating cash flows. Therefore, our revenues and cash flows could fall significantly and our business and financial results could suffer material harm if:

         o either Virgin or Vivendi fails to deliver to us the full proceeds owed us from distribution of our products;

         o either Virgin or Vivendi fails to effectively distribute our products in their respective territories; or

         o either Virgin or Vivendi otherwise fails to perform under the distribution agreement.

         We typically sell to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. We confront the risk of non-payment from our customers, whether due to their financial inability to pay us, or otherwise. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to our business.

The termination of our existing credit agreement has resulted in a substantial reduction in the cash available to finance our operations.

         Pursuant to our credit agreement with LaSalle Business Credit Inc., or "LaSalle", entered into in April 2001, we agreed to certain covenants. We currently are not in compliance with some of those covenants. In October 2001, LaSalle notified us that the credit agreement was being terminated and we would no longer be able to continue to draw on the credit facility to fund future operations. We are currently negotiating with LaSalle the payment of the outstanding balance under the credit agreement, which is currently due and payable and is approximately $2.7 million on November 9, 2001. There can be no assurance that our discussions with LaSalle will result in a forbearance of amounts due. Because we depend on our credit agreement to fund our operations, LaSalle's termination of the credit agreement has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit facility to fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.


The variable conversion price of our Series A Preferred Stock could result in the issuance of a significant number of shares of our common stock if our stock price declines, which will have a dilutive impact on our stockholders.

         Titus Interactive S.A. may convert each share of its Series A Preferred Stock into a number of shares of our common stock determined by dividing $27.80 by the lesser of (i) $2.78 or (ii) 85 percent of the average closing price per share as reported by Nasdaq for the twenty trading days preceding the date of conversion. Consequently, the number of shares issuable to Titus upon conversion of its Series A Preferred Stock increase as our stock price declines.

         The table below sets forth the number of shares and the percentages of our common stock that Titus would own if Titus elected to convert its remaining 383,354 shares of Series A Preferred Stock. The share amounts and the percentages include, in addition to the shares of common stock Titus has the right to acquire upon conversion of its remaining Series A Preferred Stock, 19,474,761 shares of common stock already owned by Titus and 460,298 shares of common stock that Titus has the right to acquire upon exercise of warrants that currently are exercisable. The share amounts and percentages do not include any shares of common stock that Titus may elect to receive for accrued dividends on the Series A Preferred Stock at the time of its conversion to common stock. The share amounts and the percentages are based on the average closing price per share of the Company's common stock for the 20 trading days immediately preceding November 12, 2001, which was $0.61 per share, and on assumed average prices of $0.458, $0.305 and $0.153, which prices represent a 25%, 50% and 75% decline, respectively, in the November 12, 2001 average price. The percentages are also based on 44,985,708 shares of our common stock outstanding on November 12, 2001.


Percentage Decline in          Assumed                           Percentage of
   October 29, 2001            Average         Shares of          Outstanding
    Average Price               Price         Common Stock        Common Stock
---------------------        -----------    ---------------    -----------------
         --                     $0.61          40,489,044            61.35%
         25%                    $0.46          47,340,372            64.98%
         50%                    $0.31          61,043,029            70.53%
         75%                    $0.15         101,882,319            79.97%



Titus Interactive SA controls a majority of our voting stock and can elect a majority of our Board of Directors and prevent an acquisition of the Company that is favorable to our other stockholders.

         As of November 9, 2001, Titus owned approximately 52 percent of the total voting power of our capital stock. If Titus converted its remaining Series A Preferred Stock on November 9, 2001, Titus would own 61 percent of the total voting power of our capital stock. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. Additionally, pursuant to the terms of our Series A Preferred Stock, Titus also has the ability to block approval of a merger or change in control that the other holders of our common stock may deem beneficial. At our 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of our Board of Directors. Three of the 6 members of the Board employees or directors of Titus, and Titus' Chief Executive Officer serves as our President.

Our long-term exclusive distribution agreement with Virgin Interactive Entertainment Limited may discourage potential acquirors from acquiring us.

         Pursuant to the settlement agreement we entered into with Titus, Virgin Interactive Entertainment Limited, or Virgin, and their affiliate on April 11, 2001, during the seven-year term of our February 1999 distribution agreement with Virgin, we agreed not to sell, license our publishing rights, or enter into any agreement to either sell or license our publishing rights with respect to any products covered by the distribution agreement in the territory covered by the distribution agreement, with the exception of two qualified sales each year. The restrictions on sales and licensing of publishing rights until 2006 may discourage potential acquirors from entering into an acquisition transaction with us, or may cause potential acquirors to demand terms that are less favorable to our stockholders.

         In addition, we cannot terminate the distribution agreement without incurring penalties of a minimum of $10 million, subject to substantial increases pursuant to the terms of the distribution agreement, which also may discourage potential acquirors that already have their own distribution capabilities in territories covered by the distribution agreement.

A change of control may cause the termination of some of our material contracts with our licensors and distributors.

         Some of our license, development and distribution agreements contain provisions that allow the other party to terminate the agreement upon a change in control of the Company. Titus recently converted a portion of their preferred stock into common stock, which as of November 9, 2001 gave Titus 52% of our total voting power. At our 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of our Board of Directors. Some of our third-party developers and licensors may assert that these events constitute a change in control of the Company and attempt to terminate their respective agreements with us. In particular, our license for "the Matrix" allows for the licensor to terminate the license if there is a substantial change of ownership or control without their approval. The loss of the Matrix license would materially harm our projected operating results and financial condition.

The unpredictability of our quarterly results may cause our stock price to decline.

         Our operating results have fluctuated in the past and may fluctuate in the future due to several factors, some of which are beyond our control. These factors include:

         o        demand for our products and our competitors' products;

         o the size and rate of growth of the market for interactive entertainment software;

         o        changes in personal computer and video game console platforms;

         o the timing of announcements of new products by us and our competitors and the number of new products and product enhancements released by us and our competitors;

         o        changes in our product mix;

         o        the number of our products that are returned; and

         o the level of our international and original equipment manufacturer royalty and licensing net revenues.

         Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

         o the uncertainties associated with the interactive entertainment software development process;

         o        approvals required from content and technology licensors; and

         o the timing of the release and market penetration of new game hardware platforms.

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

         We have incurred significant net losses in recent periods, including a net loss of $41.4 million in the nine months ended September 30, 2001, $12.1 million during 2000 and $41.7 million during 1999. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses are relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

         The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. The impact of this seasonality will increase as we rely more heavily on game console net revenues in the future. Moreover, delays in game console software products largely depend on the timeliness of introduction of game console platforms by the manufacturers of those platforms, such as Microsoft and Nintendo. The introduction by a manufacturer of a new game platform too late in the holiday buying season could result in a substantial loss of revenues by us. Seasonal fluctuations in revenues from game console products may cause material harm to our business and financial results.

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

         We believe that our future revenue will continue to depend on the successful production of hit titles on a continuous basis. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could cause material harm to our business. Further, if our products do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant pricing concessions to maintain our relationship with retailers and our access to distribution channels. If we are forced to accept significant product returns or grant significant pricing concessions, our business and financial results could suffer material harm.

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

         Third party interactive entertainment software developers, such as Bioware Corp. and Planet Moon Studios develop many of our software products. Since we depend on these developers in the aggregate, we remain subject to the following risks:

         o limited financial resources may force developers out of business prior to their completion of projects for us or require us to fund additional costs; and

         o the possibility that developers could demand that we renegotiate our arrangements with them to include new terms less favorable to us.

         Increased competition for skilled third party software developers also has compelled us to agree to make advance payments on royalties and to guarantee minimum royalty payments to intellectual property licensors and game developers. Moreover, if the products subject to these arrangements, are not delivered timely, or with acceptable quality, or do not generate sufficient sales volumes to recover these royalty advances and guaranteed payments, we would have to write-off unrecovered portions of these payments, which could cause material harm to our business and financial results.

If we fail to anticipate changes in video game platforms and technology, our business may be harmed.

         The interactive entertainment software industry is subject to rapid technological change. New technologies could render our current products or products in development obsolete or unmarketable. Some of these new technologies include:

         o        operating systems such as Microsoft Windows 2000;

         o technologies that support games with multi-player and online features;

         o new media formats such as online delivery and digital video disks, or DVDs; and

         o recent releases or planned releases in the near future of new video game consoles such as the Sony Playstation 2, the Nintendo Gamecube and the Microsoft Xbox.

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

         New interactive entertainment software platforms and technologies also may undermine demand for products based on older technologies. Our success will depend in part on our ability to adapt our products to those emerging game platforms that gain widespread consumer acceptance. Our business and financial results may suffer material harm if we fail to:

         o anticipate future technologies and platforms and the rate of market penetration of those technologies and platforms;

         o obtain licenses to develop products for those platforms on favorable terms; or

         o        create software for those new platforms on a timely basis.

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

         We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant competitors include Electronic Arts Inc., Activision, Inc., and Vivendi Universal Interactive Publishing.

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

         In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms and they have generally discretionary approval authority over the products we develop for their platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available home personal computing time using interactive entertainment software and more time using the Internet and online services.

We may face difficulty obtaining access to retailers necessary to market and sell our products effectively.

         Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers, and in particular producers of interactive entertainment software products, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an improving position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer's sales volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support. A prolonged failure in this regard may cause material harm to our business.

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

         o Universal Studios, Inc. (now owned by Vivendi) holds approximately 10.4%, of our outstanding common stock, all of which are being registered pursuant to registration statement number 333-59088, filed on April 17, 2001.

         o Titus currently holds approximately 43.3% of our outstanding common stock and, if Titus converted all of its shares of Series A Preferred Stock on November 9, 2001, would own approximately 61.1% of our common stock. All of the shares of common stock issuable to Titus upon the conversion of the preferred stock, and common stock issuable to Titus upon exercise of warrants, are being registered in our pending registration statements.

         o Pursuant to registration statement 333-59088, filed on April 17, 2001, we intend to register shares equal to approximately 38% of our currently outstanding common stock, held by a number of our investors as set forth in that registration statement.

         o Employees and directors hold options and warrants to purchase 10.8% of our common stock, most of which are eligible for immediate resale. We may issue options to purchase up to an additional 2.2% of our common stock to employees and directors, which we anticipate will be freely tradable when issued.

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

         Many of our current and planned products, such as our Star Trek, Advanced Dungeons and Dragons, Matrix and Caesars Palace titles, are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements, and our ability to market products based on these licenses may be negatively impacted. Moreover, disputes regarding these license agreements may also negatively impact our ability to market products based on these licenses. For instance, we are in discussion with Infogrames about our failure to make scheduled royalty payments. If these discussions are not successful, Infogrames may terminate our agreement which would significantly impact our ability to market many of our most successful products. Additionally, we may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. For example, Viacom Consumer Products, Inc. has granted the Star Trek license to another party upon the expiration of our rights in 2002. If we are unable to maintain current licenses or obtain new licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business .

We may fail to maintain existing licenses, or obtain new licenses from hardware companies on acceptable terms or to obtain renewals of existing or future licenses from licensors.

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

         Even after we have obtained licenses to develop and distribute software, we depend upon hardware companies such as Sony Computer Entertainment, Nintendo and Microsoft, or their designated licensees, to manufacture the CD-ROM or DVD-ROM media discs that contain our software. These discs are then run on the companies' video game consoles. This process subjects us to the following risks:

         o we are required to submit and pay for minimum numbers of discs we want produced containing our software, regardless of whether these discs are sold, shifting onto us the financial risk associated with poor sales of the software developed by us; and

         o reorders of discs are expensive, reducing the gross margin we receive from software releases that have stronger sales than initially anticipated and that require the production of additional discs.

         As a result, video game console hardware licensors can shift onto us the risk that if actual retailer and consumer demand for our interactive entertainment software differs from our forecasts, we must either the bear the loss from overproduction or the lesser per-unit revenues associated with producing additional discs. Either situation could lead to material reductions in our net revenues.

         If we fail to maintain any of our current licenses for console hardware, we will be unable to publish products for that console. Moreover, if we fail to maintain our license for the Microsoft Xbox, Microsoft could require us to repay an advance from them. Our agreements with Microsoft ancillary to our Xbox license require, among other things, that we continue development of our Matrix product, and that we maintain our credit agreement with LaSalle. Microsoft may consider the potential for termination of our Matrix license and our current non-compliances with the LaSalle credit agreement to be of sufficient materiality to require repayment of the advance. (See "A change of control may cause the termination of some of our material contracts with our licensors and distributors" and "Our failure to comply with the covenants in our existing credit agreement could result in the termination of the agreement and a substantial reduction in the cash available to finance our operations.") Our failure to maintain any console hardware license, or any requirement by Microsoft that we repay the advance to them, could cause material harm to our business.

We have a limited number of key personnel. The loss of any single key person or the failure to hire and integrate capable new key personnel could harm our business.

         Our interactive entertainment software requires extensive time and creative effort to produce and market. The production of this software is closely tied to the continued service of our key product design, development, sales, marketing and management personnel. Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel. Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees. Our failure to retain the services of key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

Our international sales expose us to risks of unstable foreign economies, difficulties in collection of revenues, increased costs of administering international business transactions and fluctuations in exchange rates.

         Our net revenues from international sales accounted for approximately 20 percent of our total net revenues for the nine months ended September 30, 2001 and approximately 28 percent for the nine months ended September 30, 2000. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

         Our international sales and operations are subject to a number of inherent risks, including the following:

         o recessions in foreign economies may reduce purchases of our products;

         o translating and localizing products for international markets is time- consuming and expensive;

         o accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;

         o        regulatory requirements may change unexpectedly;

         o it is difficult and costly to staff and manage foreign operations;

         o        fluctuations in foreign currency exchange rates;

         o        political and economic instability;

         o our dependence on Virgin as our exclusive distributor in Europe, the Commonwealth of Independent States, Africa and the Middle East; and

         o delays in market penetration of new platforms in foreign territories.

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

We may unintentionally infringe on the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

         As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Intellectual property litigation or claims could force us to do one or more of the following:

         o cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

         o obtain a license from the holder of the infringed intellectual property, which license, if available at all, may not be available on commercially favorable terms; or

         o redesign our interactive entertainment software products, possibly in a manner that reduces their commercial appeal.

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

         Including Titus, our directors and executive officers beneficially own approximately 58 percent of our aggregate common stock. In the event Titus converts all of its shares of Series A Preferred Stock into common stock, the additional shares could increase Titus' ownership to approximately 66 percent. These stockholders can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock.

We may fail to implement Internet-based product offerings successfully.

         We seek to establish an online presence by creating and supporting sites on the Internet and by offering our products through these sites. Our ability to establish an online presence and to offer online products successfully depends on:

         o        increases in the Internet's data transmission capability;

         o growth in an online market sizeable enough to make commercial transactions profitable.

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

         Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,616,646 shares of preferred stock and to fix the rights and preferences of such shares. In addition, our certificate of incorporation and bylaws contain provisions that:

         o eliminate the ability of stockholders to act by written consent and to call a special meeting of stockholders; and

         o require stockholders to give advance notice if they wish to nominate directors or submit proposals for stockholder approval.

         These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

Our stock price is volatile.

         The trading price of our common stock has previously fluctuated and could continue to fluctuate in response to factors that are largely beyond our control, and which may not be directly related to the actual operating performance of our business, including:

         o general conditions in the computer, software, entertainment, media or electronics industries;

         o changes in earnings estimates or buy/sell recommendations by analysts;

         o investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers; and

         o price and trading volume volatility of the broader public markets, particularly the high technology sections of the market.

We do not pay dividends on our common stock.

         We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Increases in interest rates will increase the cost of our debt.

         Our working capital line of credit bears interest at either the bank's prime rate or LIBOR, at our option, both of which are variable rates. As such, if interest rates increase, we will have to use more cash to service our debt, which could impede our ability to meet other expenses as they become due and could cause material harm to our business and financial condition.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of September 30, 2001. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on our revolving line of credit agreement, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

Interest Rate Risk

         The table below provides information as of September 30, 2001 about our other financial instruments that are sensitive to changes in interest rates.


Working Capital Line of Credit (Variable Rate)
----------------------------------------------
Amount borrowed at September 30, 2001                         $4.9 million
Maximum amount of Line                                     $15.0 million (1)
Variable interest rates                                     6.00 - 6.18% (2)
Expiration                                                 April 30, 2004 (3)



         (1) Advances under the line are limited to an advance formula of qualified accounts receivable and inventory.
         (2) Borrowings bear interest at the bank's prime rate, or, at our option, a portion of the outstanding balance at LIBOR plus 2.5 percent. As a result of the line being terminated subsequent to September 30, 2001, the interest rate will increase two percent above the original interest rate.
         (3) The line is subject to review and renewal by the bank on April 30, 2002 and 2003. At September 30, 2001, we were not in compliance with certain financial covenants and the line has been terminated and an acceleration of payment has been requested.

 Foreign Currency Risk

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized foreign exchange losses of $51,000 for the nine months ended September 30, 2001 and $935,000 for the year ended December 31, 2000, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin. Based upon the average foreign currency rates for the nine months ended September 30, 2001, a hypothetical 10 percent change in the applicable foreign exchange rates would have increased our loss by approximately $5,000.

PART II- OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities

                  The Company is in default of certain covenants in its working capital line of credit with LaSalle Business Credit Inc. ("LaSalle") entered into in April 2001. These covenants include the financial covenants related to net worth and minimum earnings before interest, taxes, depreciation and amortization as of September 30, 2001, as well as covenants prohibiting us from entering into transactions out of the ordinary course of our business. Moreover, LaSalle retains the right to terminate the credit agreement upon a change of control of the Company, an event that may have occurred. In October 2001, LaSalle notified the Company that the credit agreement was being terminated and that the Company would no longer be able to continue to draw on the credit facility to fund future operations. As of the date of this report, LaSalle has not demanded payment of amounts due under the credit agreement, and the Company continues to make payments to LaSalle in accordance with the terms of the agreement. As of November 9, 2001, amounts due under the credit agreement totaled approximately $2.7 million.

Item 4. Submission of Matters to a Vote of Security Holders

                  On September 18, 2001, the Company held its annual stockholders' meeting. There were 44,980,708 shares of Common Stock outstanding entitled to vote and a total of 22,573,358 shares (50.18 percent) were represented at the meeting in person or by proxy. In addition, the 383,354 shares of Series A Preferred Stock owned by Titus were represented and were entitled to 7,619,063 votes. The following summarizes vote results of proposals submitted to the Company's stockholders.

         1. Proposal to elect directors, each for a term extending until the next annual meeting of Stockholders or until their successors are duly elected and qualified.

                                      For             Withheld
--------------------------------------------------------------
Brian Fargo                        29,734,917          457,434
--------------------------------------------------------------
Herve Caen                         29,668,322          524,083
--------------------------------------------------------------
Eric Caen                          29,668,322          524,083
--------------------------------------------------------------
Nathan Peck                        30,157,412           34,993
--------------------------------------------------------------
Michel Henri Vulpillat             30,093,605           98,800
--------------------------------------------------------------
Michel Welter                      30,093,412           98,993
--------------------------------------------------------------

         2. Proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001.

             For                  Against             Abstain
-------------------------------------------------------------
          30,160,255                150                32,000
-------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - The following exhibits are filed as part of this report:

      Exhibit
      -------
      Number        Exhibit Title
      ------        -------------
      10.1          Distribution Agreement between the Company and Vivendi
                    Universal Interactive Publishing North America, dated August
                    23, 2001. (Portions omitted pursuant to a request for confidential treatment).

      10.2 Amendment to the Distribution Agreement between the Company and Vivendi Universal Interactive Publishing North America, dated September 14, 2001 (Portions omitted pursuant to a request for confidential treatment).

      (b)           Reports on Form 8-K
                    -------------------

The Company filed a Current Report on Form 8-K, dated September 21, 2001, reporting that it had entered into a support agreement with its largest stockholder, Titus Interactive, S.A. ("Titus"), to nominate a slate of individuals for election as directors at the Company's annual meeting of stockholders held September 18, 2001. As part of the Support Agreement, three of the Company's existing directors resigned, and three new directors nominated by Titus were appointed by the remaining directors to fill the three vacancies. The new Board of Directors consists of five individuals nominated by Titus, and two directors previously nominated by management who will continue to serve until the annual meeting. In addition to agreeing to the change in composition of the Board of Directors, the Company also agreed to retain Europlay 1, LLC as its exclusive advisor to effect a restructuring of Interplay, with compensation to be determined at a level at least equal to the compensation paid to industry leading advisory firms for similar services.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERPLAY ENTERTAINMENT CORP.



Date:    November 13, 2001             By:  /s/ HERVE CAEN
                                          --------------------------------------
                                          Herve Caen,
                                          President
                                          (Principal Executive Officer)



Date:    November 13, 2001             By:  /s/ JEFF GONZALEZ
                                          --------------------------------------
                                          Jeff Gonzalez,
                                          Vice President of Finance
                                          (Principal Financial and Accounting
                                           Officer)