Form 10-K/A
period 2000-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2001-11-29
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 3

                                  FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 26, 2001, 44,985,708 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $15,593,907.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 3
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON APRIL 17, 2001,
              AS AMENDED ON APRIL 30, 2001 AND ON AUGUST 31, 2001.

     The following Items amend the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 17, 2001, as amended by Form 10-K/A on April 30, 2001 and August 31, 2001 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. That Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

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

                                                                                     EIGHT MONTHS
                                                                                         ENDED
                                                    YEARS ENDED DECEMBER 31,         DECEMBER 31,      YEARS ENDED APRIL 30,
                                               -----------------------------------   -------------     ---------------------
                                                 2000         1999         1998          1997            1997          1996
                                               ---------    ---------    ---------   -------------     ---------    ---------
                                                           (Dollars in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA(1):
Net revenues                                   $ 104,582    $101,930     $ 126,862       $ 85,961      $ 83,262     $ 96,952
Cost of goods sold                                54,061      61,103        71,928         44,864        62,480       49,939
                                               ----------   ---------    ----------      ---------     ---------    ---------
Gross profit                                      50,521      40,827        54,934         41,097        20,782       47,013
Operating expenses:
     Marketing and sales                          26,482      32,432        39,471         20,603        24,627       23,285
     General and administrative                   10,249      18,155        12,841          8,989         9,408        9,025
     Product development                          22,176      20,629        24,472         14,291        21,431       15,120
     Other                                             -       2,415             -              -             -            -
                                               ----------   ---------    ----------      ---------     ---------    ---------
     Total operating expenses                     58,907      73,631        76,784         43,883        55,466       47,430
                                               ----------   ---------    ----------      ---------     ---------    ---------
Operating loss                                    (8,386)    (32,804)      (21,850)        (2,786)      (34,684)        (417)
Other expense                                     (3,689)     (3,471)       (4,933)        (2,273)       (1,600)        (807)
                                               ----------   ---------    ----------      ---------     ---------    ---------
Loss before income taxes                         (12,075)    (36,275)      (26,783)        (5,059)      (36,284)      (1,224)
Provision (benefit) for income taxes                   -       5,410         1,437              -        (9,065)        (480)
                                               ----------   ---------    ----------      ---------     ---------    ---------
Net loss                                       $ (12,075)   $(41,685)    $ (28,220)      $ (5,059)     $(27,219)      $ (744)
                                               ==========   =========    ==========      =========     =========    =========
Cumulative dividend on participating
   preferred stock                                 $ 870         $ -           $ -            $ -           $ -          $ -
Accretion of warrant                                 532           -             -              -             -            -
                                               ----------   ---------    ----------      ---------     ---------    ---------
Net loss available to common stockholders      $ (13,477)  $ (41,685)    $ (28,220)      $ (5,059)    $ (27,219)      $ (744)
                                               ==========   =========    ==========      =========     =========    =========
Net loss per share (2):
     Basic                                       $ (0.45)    $ (1.86)      $ (1.91)       $ (0.45)      $ (2.46)     $ (0.07)
     Diluted                                     $ (0.45)    $ (1.86)      $ (1.91)       $ (0.45)      $ (2.46)     $ (0.07)
                                               ==========   =========    ==========      =========     =========    =========
SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America                              $ 56,454    $ 49,443      $ 73,865       $ 51,833      $ 38,606     $ 54,702
     International                                35,077      30,310        35,793         24,642        32,006       24,579
     OEM, royalty and licensing                   13,051      22,177        17,204          9,486        12,650       17,671
Net revenues by platform:
     Personal computer                          $ 76,886    $ 65,397      $ 67,406       $ 42,520      $ 45,192     $ 60,254
     Video game console                           14,645      14,356        42,252         33,955        25,420       19,027
     OEM, royalty and licensing                   13,051      22,177        17,204          9,486        12,650       17,671

                                                                     DECEMBER 31,                             APRIL 30,
                                                ---------------------------------------------------     ----------------------
                                                  2000        1999          1998           1997            1997        1996
                                                ---------   ---------     ---------   -------------     ---------    ---------
Balance Sheets Data:                                                       (Dollars in thousands)
Working capital                                 $    123    $ (7,622)     $ (3,135)      $ 13,616       $  7,890     $ 18,485
Total assets                                      59,081      56,936        74,944         77,821         69,005       68,511
Total debt                                        25,433      19,630        24,651         38,154         14,970          108
Stockholders' equity  (deficit)                    6,398      (2,071)        4,193         (1,267)         3,401       30,195


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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                   YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                            2000           1999          1998
                                        -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:
Net revenues                                 100.0 %        100.0 %        100.0 %
Cost of goods sold                            51.7           59.9           56.7
                                        -----------    -----------    -----------
Gross margin                                  48.3           40.1           43.3
Operating expenses:
     Marketing and sales                      25.3           31.8           31.1
     General and administrative                9.8           17.8           10.1
     Product development                      21.2           20.2           19.3
     Other                                       -            2.4              -
                                        -----------    -----------    -----------
     Total operating expenses                 56.3           72.2           60.5
                                        -----------    -----------    -----------
Operating loss                                (8.0)         (32.1)         (17.2)
Other expense                                 (3.5)          (3.4)          (3.9)
                                        -----------    -----------    -----------
Loss before income taxes                     (11.5)         (35.5)         (21.1)
Provision for income taxes                       -            5.3            1.1
                                        -----------    -----------    -----------
Net loss                                     (11.5)%        (40.8)%        (22.2)%
                                        ===========    ===========    ===========
SELECTED OPERATING DATA:
Net revenues by segment:
     North America                            54.0 %         48.5 %         58.2 %
     International                            33.5           29.7           28.2
     OEM, royalty and licensing               12.5           21.8           13.6
                                        -----------    -----------    -----------
                                             100.0 %        100.0 %        100.0 %
                                        ===========    ===========    ===========
Net revenues by platform:
     Personal computer                        73.5 %         64.1 %         53.1 %
     Video game console                       14.0           14.1           33.3
     OEM, royalty and licensing               12.5           21.8           13.6
                                        -----------    -----------    -----------
                                             100.0 %        100.0 %        100.0 %
                                        ===========    ===========    ===========

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

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. The 18 percent decrease in marketing and sales expenses for the year ended December 31, 2000 compared to the 1999 period is attributable primarily to $2.9 million for minimum operating charges payable to Virgin which did not repeat in 2000, a $1.3 million decrease in personnel costs and a $0.5 million decrease in advertising and retail marketing support expenditures. In addition, we amended our International Distribution Agreement with Virgin Interactive Entertainment Limited, or Virgin, effective January 1, 2000, which eliminated the fixed monthly overhead fees of approximately $2.3 million we incurred in the 1999 period. We expect our marketing and sales expenses to remain about the same in 2001 compared to 2000, due to continued planned decreases in advertising and retail marketing support expenditures and lower personnel costs, offset by the $1.3 million in overhead fees payable to Virgin in 2001 to be incurred in connection with the terms of our April 2001 settlement with Virgin.

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

OTHER OPERATING EXPENSE

    In 1999, we discontinued our direct and then existing affiliate distribution activities in Europe and appointed Virgin as our exclusive distributor in Europe. In connection with our exiting direct and then existing affiliated distribution activities, we restructured our operations by terminating employees, closing facilities, retiring redundant assets, and transitioning selected employees to the Virgin organization. We recorded a provision of $2.4 million as restructuring expenses and costs associated with the merger and integration of our European operations and the departure of two members of senior management. We recorded costs associated with closing facilities, related asset valuation issues, and costs associated with the write-down of redundant equipment in the aggregate amount of $1.6 million and severance and other employee related costs of $0.8 million. These amounts were recorded as a charge to operating expenses, classified as Other Operating Expense on the Statement of Operations.

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

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services, monthly overhead and distribution fees payable to Virgin, and other related operating expenses. Marketing and sales expenses decreased 18 percent in the year ended December 31, 1999 compared to the same period in 1998. The decrease is attributable primarily to a $7.4 million decrease in advertising, specifically television advertising, and other marketing costs associated with fewer major titles released during the 1999 period. In addition, we reduced personnel and commission expense by $2.5 million in connection with the restructuring of European operations, including the new distribution arrangements we made with Virgin starting in February 1999. These decreases were offset by a $2.9 million provision for minimum operating charges payable to Virgin.

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

OTHER OPERATING EXPENSE

        In 1999, we discontinued our direct and then existing affiliate distribution activities in Europe and appointed Virgin as our exclusive distributor in Europe. In connection with our exiting direct and then existing affiliated distribution activities, we restructured our operations by terminating employees, closing facilities, retiring redundant assets, and transitioning selected employees to the Virgin organization. We recorded a provision of $2.4 million as restructuring expenses and costs associated with the merger and integration of our European operations and the departure of two members of senior management. We recorded costs associated with closing facilities, related asset valuation issues, and costs associated with the write-down of redundant equipment in the aggregate amount of $1.6 million and severance and other employee related costs of $0.8 million. These amounts were recorded as a charge to operating expenses, classified as Other Operating Expense on the Statement of Operations.

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

PERCENTAGE DECLINE IN        ASSUMED                           PERCENTAGE OF
  November 12, 2001          AVERAGE         SHARES OF          OUTSTANDING
    Average Price             PRICE         COMMON STOCK       COMMON STOCK
---------------------       ---------       ------------       -------------
         --                   $0.61          40,489,044           61.35%
         25%                  $0.46          47,340,372           64.98%
         50%                  $0.31          61,043,029           70.53%
         75%                  $0.15         101,882,319           79.97%

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

     o translating and localizing products for international markets is time-consuming and expensive;

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Irvine, State of California, on the 29th day of November, 2001.

                                            INTERPLAY ENTERTAINMENT CORP.


                                            By: /S/ HERVE CAEN
                                                ----------------------------
                                                   Herve Caen, President

                                POWER OF ATTORNEY

     The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Herve Caen and Nathan Peck, or either of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Amendment No. 3 to Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 3 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                          DATE
-----------------------------       -----------------------------------      -----------------

/S/ HERVE CAEN
-----------------------------       President and Director                   November 29, 2001
Herve Caen                          (Principal Executive Officer)

/S/ JEFFREY GONZALEZ
-----------------------------       Chief Financial Officer                  November 29, 2001
Jeffrey Gonzalez                    (Principal Financial Officer and
                                    Principal Accounting Officer)


-----------------------------       Director                                 November 29, 2001
Eric Caen

/S/ NATHAN PECK
-----------------------------       Director                                 November 29, 2001
Nathan Peck


-----------------------------       Director                                 November 29, 2001
Michel Henri Vulpillat

/S/ MICHEL WELTER
-----------------------------       Director                                 November 29, 2001
Michel Welter


-----------------------------       Director                                 November 29, 2001
Brian Fargo

/S/ MAREN STENSETH
-----------------------------       Director                                 November 29, 2001
Maren Stenseth

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

Schedule II - Valuation and Qualifying Accounts                            S-1


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


/s/  Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Orange County, California
April 16, 2001, except for the matters discussed in Note 15 as to which the date is August 23, 2001


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        December 31,
                                                                 --------------------------
                            ASSETS                                  2000            1999
                                                                 ----------      ----------
Current Assets:
     Cash                                                        $   2,835       $    399
     Restricted Cash                                                     -          2,597
     Trade receivables, net of allowances
         of $6,543 and $9,161, respectively                         28,136         22,209
     Inventories                                                     3,359          6,057
     Prepaid licenses and royalties                                 17,704         19,249
     Other                                                             772            874
                                                                 ----------      ---------
        Total current assets                                        52,806         51,385
Property and Equipment, net                                          5,331          4,225
Other Assets                                                           944          1,326
                                                                 ----------      ---------
                                                                 $  59,081       $ 56,936
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current debt                                                $  25,433       $ 19,630
     Accounts payable                                               12,270         21,462
     Accrued liabilities                                            14,980         17,915
                                                                 ----------      ---------
          Total current liabilities                                 52,683         59,007
                                                                 ----------      ---------
Commitments and Contingencies (see Note 7)
Stockholders' Equity (Deficit):
     Series A Preferred Stock, $.001 par value,
     authorized 5,000,000 shares; issued and outstanding
     719,424 and zero shares, respectively                          20,604              -
     Common Stock, $.001 par value, authorized 100,000,000
       and 50,000,000 shares, respectively; issued and
       outstanding 30,143,636 and 29,989,125 shares,
       respectively                                                     30             30
     Paid-in capital                                                88,759         87,390
     Accumulated deficit                                          (103,259)       (89,782)
     Accumulated other comprehensive income                            264            291
                                                                 ----------      ---------
          Total stockholders' equity (deficit)                       6,398         (2,071)
                                                                 ----------      ---------
                                                                 $  59,081       $ 56,936
                                                                 ==========      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      2000            1999            1998
                                                  -----------     -----------     -----------
Net revenues                                       $ 104,582       $ 101,930       $ 126,862
Cost of goods sold                                    54,061          61,103          71,928
                                                  -----------     -----------     -----------
   Gross profit                                       50,521          40,827          54,934
                                                  -----------     -----------     -----------
Operating expenses:
   Marketing and sales                                26,482          32,432          39,471
   General and administrative                         10,249          18,155          12,841
   Product development                                22,176          20,629          24,472
   Other                                                   -           2,415               -
                                                  -----------     -----------     -----------
      Total operating expenses                        58,907          73,631          76,784
                                                  -----------     -----------     -----------
      Operating loss                                  (8,386)        (32,804)        (21,850)
                                                  -----------     -----------     -----------
Other income (expense):
   Interest expense                                   (2,992)         (3,640)         (4,620)
   Other                                                (697)            169            (313)
                                                  -----------     -----------     -----------
       Total other income (expense)                   (3,689)         (3,471)         (4,933)
                                                  -----------     -----------     -----------
Loss before provision
     for income taxes                                (12,075)        (36,275)        (26,783)
Provision for income taxes                                 -           5,410           1,437
                                                  -----------     -----------     -----------
Net loss                                           $ (12,075)      $ (41,685)      $ (28,220)
                                                  ===========     ===========     ===========
Cumulative dividend on participating
   preferred stock                                 $     870       $       -       $       -
Accretion of warrant                                     532               -               -
                                                  -----------     -----------     -----------
Net loss available to common stockholders          $ (13,477)      $ (41,685)      $ (28,220)
                                                  ===========     ===========     ===========
Net loss per share:
Basic/diluted                                      $   (0.45)      $   (1.86)        $ (1.91)
                                                  ===========     ===========     ===========
Weighted average number of
    common shares outstanding:

Basic/diluted                                     30,046,701      22,418,463      14,762,644
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


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                                  ACCUMU-
                                                                                                  LATED
                                                                                                  OTHER
                                                                                                  COMPRE-   COMPRE-
                                        PREFERRED STOCK     COMMON STOCK               ACCUMU-    HENSIVE   HENSIVE
                                       ----------------  ------------------  PAID-IN   LATED      INCOME    INCOME
                                        SHARES   AMOUNT    SHARES    AMOUNT  CAPITAL   DEFICIT    (LOSS)    (LOSS)      TOTAL
                                       -------  -------  ----------  ------  -------- ----------  --------  ---------  ---------
Balance, December 31, 1997                   -  $     -  10,951,828  $   11  $ 18,408 $ (19,877)    $ 191          -   $ (1,267)
  Issuance of common stock,
    net of issuance costs                    -        -   5,056,102       5    24,390         -         -          -     24,395
  Issuance of warrants                       -        -           -       -       316         -         -          -        316
  Exercise of warrants                       -        -   2,272,417       2     8,599         -         -          -      8,601
  Exercise of stock options                  -        -      12,084       -        15         -         -          -         15
  Proceeds from warrants                                                                                                      -
  Compensation for stock options
    granted                                  -        -           -       -       190         -         -          -        190
  Net loss                                   -        -           -       -         -   (28,220)        -          -    (28,220)
  Other comprehensive income,
    net of income taxes:                                                                                    $(28,220)
      Foreign currency translation
        adjustment                           -        -           -       -         -         -         -        163
                                                                                                            ---------
        Other comprehensive income           -        -           -       -         -         -       163        163        163
                                                                                                            ---------
           Comprehensive loss                -        -           -       -         -         -         -   $(28,057)
                                       -------  -------  ----------  ------  -------- ----------  --------  =========  ---------
Balance, December 31, 1998                   -        -  18,292,431      18    51,918   (48,097)      354                  4,193
  Issuance of common stock                   -        -  11,408,736      12    34,838         -         -                 34,850
  Exercise of stock options                  -        -     287,958       -       608         -         -                    608
  Compensation for stock options
    granted                                  -        -           -       -        26         -         -                     26
  Net loss                                   -        -           -       -         -   (41,685)        -   $(41,685)    (41,685)
  Other comprehensive income,
    net of income taxes:
      Foreign currency translation
        adjustment                           -        -           -       -         -         -         -        (63)
                                                                                                            ---------
        Other comprehensive income           -        -           -       -         -         -       (63)       (63)        (63)
                                                                                                            ---------
           Comprehensive loss                -        -           -       -         -         -         -   $(41,748)
                                       -------  -------  ----------  ------  -------- ----------  --------  =========  ----------
Balance, December 31, 1999                   -        -  29,989,125      30    87,390   (89,782)      291          -      (2,071)
  Issuance of common stock,
    net of issuance costs                    -        -      40,661       -       439         -         -          -         439
  Issuance of Series A preferred
    stock                              719,424   19,202           -       -         -         -         -          -      19,202
  Issuance of warrants                       -        -           -       -       798         -         -          -         798
  Exercise of stock options                  -        -     113,850       -        42         -         -          -          42
  Accretion of warrant                       -      532           -       -         -      (532)        -          -           -
  Accumulated accrued dividend on
    Series A Preferred Stock                 -      870           -       -         -      (870)        -          -           -
  Compensation for stock options
    granted                                  -        -           -       -        90         -         -                     90
  Net loss                                   -        -           -       -         -   (12,075)        -   $(12,075)    (12,075)
  Other comprehensive income,
    net of income taxes:
      Foreign currency translation
        adjustment                           -        -           -       -         -         -         -        (27)
                                                                                                            ---------
        Other comprehensive income           -        -           -       -         -         -       (27)       (27)        (27)
                                                                                                            ---------
           Comprehensive loss                -        -           -       -         -         -         -   $(12,102)
                                       -------  -------  ----------  ------  -------- ----------  --------  =========  ----------
Balance, December 31, 2000             719,424  $20,604  30,143,636  $   30  $ 88,759 $(103,259)    $ 264              $   6,398
                                       =======  =======  ==========  ======  ======== ==========  ========             ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                    2000            1999            1998
                                                                 -----------      ----------      ----------
Cash flows from operating activities:
   Net loss                                                       $ (12,075)      $ (41,685)      $ (28,220)
   Adjustments to reconcile net loss to net
      cash used in operating activities--
      Depreciation and amortization                                   2,512           3,023           3,415
      Noncash expense for stock options                                  90              26             190
      Noncash interest expense                                            -             300              68
      Write-off of other assets                                           -              82               -
      Loss on asset valuation, restructuring                              -             410               -
      Deferred income taxes                                               -           5,336           2,022
      Minority interest in loss of subsidiary                             -            (143)           (117)
      Changes in assets and liabilities:
         Trade receivables, net                                      (5,927)         14,198             693
         Inventories                                                  2,698             246              35
         Income taxes receivable                                          -               -           1,427
         Prepaid licenses and royalties                               1,545          (1,121)         (5,501)
         Other current assets                                           102            (489)          1,657
         Other assets                                                     -               -              (3)
         Accounts payable                                            (9,192)         (1,941)          6,282
         Accrued liabilities                                         (2,935)         (4,653)           (166)
         Income taxes payable                                             -              14            (607)
                                                                 -----------      ----------      ----------
             Net cash used in operating activities                  (23,182)        (26,397)        (18,825)
                                                                 -----------      ----------      ----------
Cash flows used in investing activities:
   Purchase of property and equipment                                (3,236)         (1,595)         (1,684)
                                                                 -----------      ----------      ----------
         Net cash used in investing activities                       (3,236)         (1,595)         (1,684)
                                                                 -----------      ----------      ----------
Cash flows from financing activities:
   Net borrowings (payments) on line of credit                        6,215          (5,257)          1,229
   Payments of subordinated secured promissory notes
     and warrants                                                         -               -          (6,054)
   Repayments on notes payable                                         (412)              -             (76)
   Net proceeds from issuance of common stock                           439          35,450          24,310
   Net proceeds from issuance of Series A Preferred Stock
     and warrant                                                     20,000               -               -
   Proceeds from exercise of stock options                               42               8              15
   Reductions (additions) to restricted cash                          2,597          (2,597)              -
   Other financing activities                                             -             236               -
                                                                 -----------      ----------      ----------
         Net cash provided by financing activities                   28,881          27,840          19,424
                                                                 -----------      ----------      ----------
Effect of exchange rate changes on cash                                 (27)            (63)            163
                                                                 -----------      ----------      ----------
Net increase (decrease) in cash                                       2,436            (215)           (922)
Cash, beginning of year                                                 399             614           1,536
                                                                 -----------      ----------      ----------
Cash, end of year                                                   $ 2,835           $ 399           $ 614
                                                                 ===========      ==========      ==========
Supplemental cash flow information:
    Cash paid during the year for interest                          $ 3,027         $ 3,608         $ 4,671
                                                                 ===========      ==========      ==========
Suplemental disclosure of non-cash financing activity:
    Common Stock issued under Multi-Product Agreement                   $ -         $ 1,000             $ -
                                                                 ===========      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.  LINE OF BUSINESS; RISK FACTORS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), develop, publish, and distribute interactive entertainment software; and distribute selected software to computer and peripheral device manufacturers for use in bundling arrangements. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and next generation video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube.

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


RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period. For the 1999 period, the Company has reclassified $2.9 million of nonrecurring costs previously recorded as Other Expense on the Statement of Operations as Marketing and Sales Expense. These costs are associated with the 1999 Virgin Distribution agreement for certain minimum operating charges payable to Virgin of $2.9 million (see Note 11).

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

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of payments for intellectual property rights and advanced royalty payments to outside developers. In addition, such costs include certain other outside production costs generally consisting of film cost and amounts paid for digitized motion data with alternative future uses. Payments to developers represent contractual advanced payments made for future royalties. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortizes these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

3.  ACQUISITION

     In 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement requires the Company to pay the former owner of Shiny


                                   Page F-10
additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles, as defined. As of December 31, 2000, the Company had not been required to make any additional payments in accordance with the purchase agreement (see Note 7). In March 2001, the Company acquired the remaining nine percent equity interest in Shiny for $600,000 (see Note 14).

4.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories consist of the following:

                                               DECEMBER 31,
                                            ----------------------
                                              2000         1999
                                            ---------    ---------
                                            (DOLLARS IN THOUSANDS)
Packaged software finished goods             $ 2,628      $ 4,394
CD-ROMs, DVDs, manuals,
     packaging and supplies                      731        1,663
                                            ---------    ---------
                                             $ 3,359      $ 6,057
                                            =========    =========

OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                               DECEMBER 31,
                                            ----------------------
                                              2000         1999
                                            ---------    ---------
                                            (DOLLARS IN THOUSANDS)
Prepaid expenses                             $   689      $   764
Deposits                                          83          110
                                            ---------    ---------
                                             $   772      $   874
                                            =========    =========

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                       DECEMBER 31,
                                                   ------------------------
                                                      2000           1999
                                                   ----------     ---------
                                                    (DOLLARS IN THOUSANDS)
Computers and equipment                             $ 10,175      $ 14,651
Furniture and fixtures                                   123           849
Leasehold improvements                                 1,380         1,348
                                                   ----------     ---------
                                                      11,678        16,848
Less: Accumulated depreciation and amortization       (6,347)      (12,623)
                                                   ----------     ---------
                                                     $ 5,331       $ 4,225
                                                   ==========     =========


     For the years ended December 31, 2000, 1999 and 1998, the Company incurred depreciation expense of $2.1 million, $2.6 million and $3 million, respectively. During the year ended December 31, 2000, the Company disposed of fully depreciated equipment having an original cost of $8.3 million.


ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                               DECEMBER 31,
                                            ----------------------
                                              2000         1999
                                            ---------    ---------
                                            (DOLLARS IN THOUSANDS)
Royalties payable                             $ 7,258      $ 7,950
Accrued payroll                                 1,441        2,337
Payable to distributor                          3,115        2,908
Accrued bundle and affiliate                      547        1,563
Deferred revenue                                1,708        2,039
Other                                             911        1,118
                                            ---------    ---------
                                             $ 14,980     $ 17,915
                                            =========    =========


5.  CURRENT DEBT

    Current debt consists of the following:

                                               DECEMBER 31,
                                            ----------------------
                                              2000         1999
                                            ---------    ---------
                                            (DOLLARS IN THOUSANDS)
Loan Agreement                               $ 24,433     $ 19,218
Supplemental line of credit from Titus          1,000            -
Other                                               -          412
                                            ---------    ---------
                                             $ 25,433     $ 19,630
                                            =========    =========


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


6.  INCOME TAXES

     Loss before provision (benefit) for income taxes consists of the following:

                                        YEARS ENDED DECEMBER 31,
                               --------------------------------------------
                                  2000             1999            1998
                               -----------     ------------    ------------
                                        (DOLLARS IN THOUSANDS)
Domestic                        $ (10,801)       $ (32,294)      $ (25,038)
Foreign                            (1,274)          (3,981)         (1,745)
                               -----------     ------------    ------------
Total                           $ (12,075)       $ (36,275)      $ (26,783)
                               ===========     ============    ============


     The provision (benefit) for income taxes is comprised of the following:

                                               YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                          2000          1999          1998
                                        --------     ---------      ---------
                                                (DOLLARS IN THOUSANDS)
Current:
   Federal                               $ -         $     -         $     -
   State                                   -               8               8
   Foreign                                 -              66            (571)
                                        -------      --------        --------
                                           -              74            (563)
Deferred:
   Federal                                 -           4,536           2,000
   State                                   -             800               -
                                        -------      --------        --------
                                           -           5,336           2,000
                                        -------      --------        --------
                                         $ -         $ 5,410         $ 1,437
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

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                 YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2000           1999            1998
                                      -----------    -----------    ------------
Statutory income tax rate
State and local income taxes, net of     (34.0)%        (34.0)%        (34.0)%
   Federal income tax benefit             (3.0)          (3.0)          (3.0)
Valuation allowance                       37.0           51.9           39.8
Other                                        -              -            2.6
                                      -----------    -----------    ------------
                                             - %         14.9 %          5.4 %
                                      ===========    ===========    ============


    The components of the Company's net deferred income tax asset (liability) are as follows:

                                                             DECEMBER 31,
                                                      ------------------------
                                                          2000          1999
                                                      -----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Current deferred tax asset (liability):
     Prepaid royalties                                 $ (7,081)    $ (7,652)
     Nondeductible reserves                               3,135        4,184
     Accrued expenses                                       763        1,007
     Foreign loss and credit carryforward                   965          454
     Federal and state net operating losses              39,672       35,952
     Research and development credit carryforward           831          831
     Other                                                  294          314
                                                      -----------   ----------
                                                       $ 38,579     $ 35,090
                                                      ===========   ==========
Non-current deferred tax asset (liability):
     Depreciation expense                                  $ 50       $ (126)
     Nondeductible reserves                                 389          318
     Other                                                   (6)          (5)
                                                      -----------   ----------
                                                          $ 433        $ 187
                                                      ===========   ==========
Total deferred tax asset before
     valuation allowance                               $ 39,012     $ 35,277
Valuation allowance                                     (39,012)     (35,277)
                                                      -----------   ----------
Net deferred tax asset                                      $ -          $ -
                                                      ===========   ==========


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

     During 1999, the Company completed two equity transactions with Titus which provided for the issuance of 10,795,455 shares of the Company's Common Stock for $35 million. In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. The Company may redeem the Preferred Stock shares at the original issue price plus all accrued but unpaid dividends at any time after termination of Titus's guarantee of the Company's principal line of credit. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001 or earlier under certain events as defined. The conversion rate is the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock exercisable at $3.79 per share at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 92 percent; risk-free interest rate of 5.85 percent; and an expected life of one-year. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant which is included in paid in capital. The discount on the Preferred Stock is being accreted over a one-year period as a dividend to the Preferred Stock. As of December 31,


2000, the Company had accreted $532,000. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock exercisable at $3.79 per share which became by Titus since the Company did not meet certain financial operating performance targets for the year ending December 31, 2000, as defined. Both warrants expire in April 2010. In April 2001, Titus' guarantee of the Company's principal line of credit was released and the Company may redeem the Preferred Stock at anytime thereafter (see Note 14).

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

     The following is a summary of option activity pursuant to the Company's stock option plans:

                                                  YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------
                                  2000                      1999                     1998
                             ---------------------  ----------------------  --------------------
                                         WEIGHTED                WEIGHTED               WEIGHTED
                                         AVERAGE                 AVERAGE                AVERAGE
                                         EXERCISE                EXERCISE               EXERCISE
                               SHARES     PRICE       SHARES      PRICE      SHARES      PRICE
                             ----------  ---------  -----------  --------   ---------   --------
Options outstanding at
    beginning of period      3,340,780      $3.30    2,132,738     $4.73    1,838,972     $5.29
   Granted                     968,498       2.64    2,208,028      2.14      451,100      6.91
   Exercised                  (123,711)      0.37     (287,958)     0.04      (12,084)     1.27
   Canceled                   (655,600)      5.14     (712,028)     5.29     (139,750)     8.44
   Rescinded                         -          -            -         -       (5,500)     8.00
                             ----------  ---------  -----------  --------   ----------   -------
   Options outstanding
    at end of period         3,529,967      $2.90    3,340,780     $3.30    2,132,738     $4.73
                             ==========  =========  ===========  ========   ==========   =======
   Options exercisable       1,496,007               1,209,734              1,448,143
                             ==========             ===========             ==========


     The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:

                                               YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          2000          1999         1998
                                      ------------  ------------  ------------
Risk free rate                               6.2%          6.3%          5.1%
Expected life                           7.3 years    7.12 years    7.74 years
Expected volatility                           90%           90%           70%
Expected dividends                              -             -             -
Weighted-average grant-date
   fair value of options granted           $ 2.14        $ 1.91        $ 2.95

     A detail of the options outstanding and exercisable as of December 31, 2000 is as follows:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         --------------------------------------------  -----------------------
                                             WEIGHTED       WEIGHTED                  WEIGHTED
                                             AVERAGE        AVERAGE                   AVERAGE
RANGE OF EXERCISE          NUMBER            REMAINING      EXERCISE     NUMBER       EXERCISE
     PRICES              OUTSTANDING       CONTRACT LIFE      PRICE    OUTSTANDING     PRICE
-----------------        -----------       -------------    ---------  -----------    ---------
$ 0.15 - $  0.47             572,874             1.24         $ 0.15      572,874      $ 0.15
$ 1.94 - $  4.44           2,469,143             8.72           2.58      594,943        2.47
$ 4.50 - $  6.66              96,500             6.99           5.18       53,100        5.38
$ 7.00 - $ 10.00             391,450             6.04           8.40      275,090        8.57
                         -----------       -------------    ---------  -----------    ---------
$ 0.15 - $ 10.00           3,529,967             7.16         $ 2.90    1,496,007      $ 2.81
                         ===========       =============    =========  ===========    =========

     The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                                                          YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               2000              1999               1998
                                                           -----------        ----------         ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders, as reported      $ (13,477)        $ (41,685)         $ (28,220)
Pro forma compensation expense                                 (1,370)           (1,242)            (1,011)
                                                           -----------        ----------         ----------
Pro forma net loss available to common stockholders         $ (14,847)        $ (42,927)         $ (29,231)
                                                           ===========        ==========         ==========
Basic and diluted net loss as reported                      $   (0.45)        $   (1.86)         $   (1.91)
Basic and diluted pro forma net loss                        $   (0.49)        $   (1.91)         $   (1.98)
                                                           ===========        ==========         ==========


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

     In connection with the Company's new working capital line of credit obtained subsequent to year end and the retirement of the current debt existing under the Company's previous working capital line of credit arrangements (see Notes 5 and 15), the secured personal guarantee of $5 million previously provided by the Chairman was released, and a new personal guarantee for $2 million, secured by $1 million in cash, was provided to the new bank by the Chairman. In addition, the Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with the new guarantee and loan, the Chairman received warrants to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, expiring in April 2011.

     In connection with the International Distribution Agreement executed in February 1999, the Company subleases office space from Virgin. Rent expense paid to Virgin was $101,000 and $50,000 for the years ended December 31, 2000 and 1999.

Restructuring of European Operations

     In 1999, the Company discontinued its direct and then existing affiliate distribution activities in Europe and appointed Virgin as its exclusive distributor in Europe. In connection with exiting its direct and then existing affiliated distribution activities, the Company restructured its operations by terminating employees, closing facilities, retiring redundant assets, and transitioning selected employees to the Virgin organization. In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," the Company recorded a provision of $2.4 million as restructuring expenses and costs associated with the merger and integration of its European operations and the departure of two members of senior management. The Company recorded costs associated with closing facilities, related asset valuation issues, and costs associated with the write-down of redundant equipment in the aggregate amount of $1.6 million and severance and other employee related costs of $0.8 million. These amounts were recorded as a charge to operating expenses, classified as Other Operating Expense on the Statement of Operations.

DISTRIBUTION AND PUBLISHING AGREEMENTS

     In February 1999, the Company entered into an International Distribution Agreement with Virgin which provides for the exclusive distribution of substantially all of the Company's products in Europe, CIS, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. The Company amended its International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate, as defined. Virgin disputed the amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay a contribution to their overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products. The Company settled this dispute with Virgin in April 2001 (see Note 14). In connection with the International Distribution Agreement, the Company incurred distribution commission expense


                                   Page F-20
of $4.6 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $3.9 million and certain minimum operating charges to Virgin of $2.9 million for the year ended December 31, 1999.

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

INVESTMENT IN AFFILIATE

     In connection with the International Distribution Agreement and Product Publishing Agreement, the Company has also entered into an Operating Agreement with Virgin Acquisition Holdings, LLC, which, among other terms and conditions, provides the Company with a 43.9 percent equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. Under the Operating Agreement, the Company was obligated to make a cash payment of $9,000. However, the Company is not obligated to make any future contributions to the working capital of Virgin other than the monthly overhead fee discussed above. During 1999, Titus acquired a 50.1 percent equity interest in VIE and in 2000, Titus acquired the 6 percent originally owned by the two former members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary. The Company and Titus together held a 100 percent equity interest in VIE as of December 31, 2000. As part of the terms of the April 2001 settlement , VIE redeemed the Company's membership interest in VIE (see Note 14).

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

13.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                       YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
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
                                              ==========      ==========      ==========


     Net revenues were made to geographic regions as follows:

                                                    YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------
                                   2000                     1999                    1998
                           ---------------------    ---------------------    -------------------
                             AMOUNT     PERCENT       AMOUNT     PERCENT       AMOUNT    PERCENT
                           ----------  ---------    ----------  ---------    ----------  -------
                                                    (DOLLARS IN THOUSANDS)
North America               $ 56,454       54.0 %    $ 49,443      48.5 %     $ 73,865     58.2 %
Europe                        28,107       26.9        23,901      23.4         28,777     22.7
Rest of World                  6,970        6.6         6,409       6.3          7,016      5.5
OEM, royalty and
   licensing                  13,051       12.5        22,177      21.8         17,204     13.6
                           ----------  ---------    ----------  ---------    ----------  --------
                            $104,582      100.0 %   $ 101,930    100.0 %      $126,862     100.0 %
                           ==========  =========    ==========  =========    ==========  =========


Long-lived assets by geographic regions, net:

                              DECEMBER 31,               DECEMBER 31,
                                 2000                       1999
                         --------------------       ---------------------
                           AMOUNT     PERCENT          AMOUNT     PERCENT
                         ---------    -------       ----------    -------
                                      (DOLLARS IN THOUSANDS)
North America            $ 6,139       97.8 %        $ 5,435       97.9 %
Europe                        76        1.2               47        0.9
Rest of World                  -          -                -          -
OEM, royalty and
   licensing                  60        1.0               69        1.2
                         ---------    -------       ----------    -------
                         $ 6,275      100.0 %        $ 5,551      100.0 %
                         =========    =======       ==========    =======


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

                          UNAUDITED PRO-FORMA CONDENSED
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS
                                                           Actual       Pro-forma
                                                        ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
Current Assets:
     Cash                                                   $ 2,835        $ 2,835
     Trade receivables, net                                  28,136         28,136
     Inventories                                              3,359          3,359
     Prepaid licenses and royalties                          17,704         17,704
     Other                                                      772            772
                                                        ------------   ------------
     Total current assets                                    52,806         52,806
                                                        ------------   ------------
Property and Equipment, net                                   5,331          5,331
Other Assets                                                    944            944
                                                        ------------   ------------
                                                           $ 59,081       $ 59,081
                                                        ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current debt                                          $ 25,433       $ 13,887
     Accounts payable                                        12,270         12,270
     Accrued liabilities                                     14,980         14,980
                                                        ------------   ------------
          Total current liabilities                          52,683         41,137
                                                        ------------   ------------
Commitments and Contingencies

Stockholders' Equity:
     Series A Preferred stock, $.001 par value,
        authorized 5,000,000 shares;
        issued and outstanding 719,424 shares                19,735         19,735
     Common stock, $.001 par value, authorized
        50,000,000 shares; issued and outstanding
        30,143,636 and 37,979,906 proforma  shares               30             38
     Paid-in capital                                         88,759        100,297
     Accumulated deficit                                   (102,390)      (102,390)
     Accumulated other comprehensive income                     264            264
                                                        ------------   ------------
          Total stockholders' equity                          6,398         17,944
                                                        ------------   ------------
                                                           $ 59,081       $ 59,081
                                                        ============   ============


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

AMENDMENT TO SHINY PURCHASE AGREEMENT

     In March 2001, the Company entered into an amendment to the Shiny purchase agreement (see Notes 3 and 7) which, among other things, settles a dispute with the former owner of Shiny, and provide for the Company to


                                   Page F-24
acquire the remaining nine percent equity interest in Shiny for $600,000. The amendment also provides for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company.

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


QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follow:


                                    MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
                                   ----------   ----------   ------------  -----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2000:

Net revenues                        $ 18,143     $ 24,921      $ 31,631      $ 30,773
                                   ==========   ==========   ===========   ===========
Gross profit                        $  8,571     $ 13,465      $ 15,436      $ 13,061
                                   ==========   ==========   ===========   ===========
Net loss                            $ (5,498)    $ (1,903)        $ 113      $ (4,772)
                                   ==========   ==========   ===========   ===========
Net loss per share basic/diluted    $  (0.18)    $  (0.08)      $ (0.01)      $ (0.18)
                                   ==========   ==========   ===========   ===========
Year ended December 31, 1999:
Net revenues                        $ 21,620     $ 29,430      $ 23,636      $ 27,323
                                   ==========   ==========   ===========   ===========
Gross profit                        $  9,054     $ 11,814       $ 8,303      $ 11,609
                                   ==========   ==========   ===========   ===========
Net loss                            $ (8,278)    $ (6,921)    $ (16,976)     $ (9,563)
                                   ==========   ==========   ===========   ===========
Net loss per share basic/diluted    $  (0.44)    $  (0.33)      $ (0.75)      $ (0.35)
                                   ==========   ==========   ===========   ===========


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


                                                   TRADE RECEIVABLES ALLOWANCE
                                  ------------------------------------------------------------
                                                   PROVISIONS
                                   BALANCE AT          FOR
                                  BEGINNING OF       RETURNS         RETURNS       BALANCE AT
                                       OF              AND             AND             END
             PERIOD                  PERIOD         DISCOUNTS       DISCOUNTS      OF PERIOD
----------------------------      ------------    ------------     ----------      ----------
Year ended December 31, 1998       $  14,461       $   43,596      $ (39,626)       $ 18,431
                                  ============    ============     ==========      ==========
Year ended December 31, 1999       $  18,431       $   25,187      $ (34,457)       $  9,161
                                  ============    ============     ==========      ==========
Year ended December 31, 2000       $   9,161       $   19,016      $ (21,634)       $  6,543
                                  ============    ============     ==========      ==========


                                   Page S-1