Form 10-K
period 2001-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2002-04-15
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 10, 2002, 93,060,857 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $3,032,659.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the issuer's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                          INTERPLAY ENTERTAINMENT CORP.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                            PAGE
PART I

        Item 1.  Business                                                      4

        Item 2.  Properties                                                   11

        Item 3.  Legal Proceedings                                            12

        Item 4.  Submission of Matters to a Vote of Security Holders          12

PART II

        Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          12

        Item 6.  Selected Financial Data                                      13

        Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                14

        Item 7A. Quantitative and Qualitative Disclosure about
                 Market Risk                                                  36

        Item 8.  Consolidated Financial Statements and
                 Supplementary Data                                           37

        Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       37

PART III

        Item 10. Directors and Executive Officers of the Registrant           37

        Item 11. Executive Compensation                                       37

        Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                               37

        Item 13. Certain Relationships and Related Transactions               37

PART IV

        Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                          38

Signatures                                                                    39

Exhibit Index                                                                 41

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

     THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AS WELL AS CERTAIN ASSUMPTIONS. FOR EXAMPLE, ANY STATEMENTS REGARDING FUTURE CASH FLOW, FINANCING ACTIVITIES, COST REDUCTION MEASURES, REPLACEMENT OF THE COMPANY'S TERMINATED LINE OF CREDIT ARE FORWARD-LOOKING STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL GENERATE POSITIVE CASH FLOW IN THE FUTURE OR THAT THE COMPANY WILL BE ABLE TO OBTAIN FINANCING ON SATISFACTORY TERMS, IF AT ALL, OR THAT ANY COST REDUCTIONS EFFECTED BY THE COMPANY WILL BE SUFFICIENT TO OFFSET ANY NEGATIVE CASH FLOW FROM OPERATIONS; OR THAT THE COMPANY WILL BE ABLE TO RENEW OR REPLACE ITS LINE OF CREDIT. ADDITIONAL RISKS AND UNCERTAINTIES INCLUDE POSSIBLE DELAYS IN THE COMPLETION OF PRODUCTS, THE POSSIBLE LACK OF CONSUMER APPEAL AND ACCEPTANCE OF PRODUCTS RELEASED BY THE COMPANY, FLUCTUATIONS IN DEMAND, LOST SALES BECAUSE OF THE RESCHEDULING OF PRODUCT LAUNCHES OR ORDER DELIVERIES, FAILURE OF THE COMPANY'S MARKETS TO CONTINUE TO GROW, THAT THE COMPANY'S PRODUCTS WILL REMAIN ACCEPTED WITHIN THEIR RESPECTIVE MARKETS, THAT COMPETITIVE CONDITIONS WITHIN THE COMPANY'S MARKETS WILL NOT CHANGE MATERIALLY OR ADVERSELY, THAT THE COMPANY WILL RETAIN KEY DEVELOPMENT AND MANAGEMENT PERSONNEL, THAT THE COMPANY'S FORECASTS WILL ACCURATELY ANTICIPATE MARKET DEMAND AND THAT THERE WILL BE NO MATERIAL ADVERSE CHANGES IN THE COMPANY'S OPERATIONS OR BUSINESS. ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS ARE DISCUSSED IN MORE DETAIL IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE PERFORMANCE". ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE BUSINESS AND OPERATIONS OF THE COMPANY ARE SUBJECT TO SUBSTANTIAL RISKS THAT INCREASE THE UNCERTAINTY INHERENT IN THE FORWARD-LOOKING STATEMENTS, AND THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED. IN ADDITION, RISKS, UNCERTAINTIES AND ASSUMPTIONS CHANGE AS EVENTS OR CIRCUMSTANCES CHANGE. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

     INTERPLAY (R), INTERPLAY PRODUCTIONS(R) AND CERTAIN OF THE COMPANY'S PRODUCT NAMES AND PUBLISHING LABELS REFERRED TO IN THIS FORM 10-K ARE THE COMPANY'S TRADEMARKS. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS TRADEMARKS BELONGING TO OTHERS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Interplay Entertainment Corp. is a leading developer and publisher of interactive entertainment software for both core gamers and the mass market. We were incorporated in the State of California in 1982 and were reincorporated in the State of Delaware in May 1998. We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories. We have produced titles for many of the most popular interactive entertainment software platforms, and currently balance our publishing and distribution business by developing interactive entertainment software for PCs and next generation video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube.

     We seek to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published many such successful franchise titles to date. In addition, we hold licenses to use popular brands, such as Advanced Dungeons and Dragons, Matrix, Star Trek and Caesars Palace, for incorporation into certain of our products.

     In April 2001, we completed a private placement of 8,126,770 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for total proceeds of $12.7 million, and received net proceeds of approximately $11.7 million. In April 2001, we also obtained a new line of credit to fund our operations. Due to our failure to meet certain financial covenants, the bank terminated the line of credit in October 2001. The termination of the line of credit has had, and continues to have, a material negative impact on our capital resources, and has required us to take many cost-cutting measures including a 32 percent reduction in our personnel during 2001.

     In August 2001, we entered into a distribution agreement with Vivendi Universal Games, Inc., formerly known as Vivendi Universal Interactive Publishing North America, Inc., providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. As a result of engaging Vivendi as our North America distributor, we now distribute substantially all of our products through distributors. Our other major distributor is Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus Interactive S.A. that distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa and the Middle East. Consequently, we have substantially reduced our internal product distribution capacity, including our sales and marketing capacity and are allocating our resources towards product development and publishing.

     In addition to our agreement with Vivendi, in fiscal 2001, we experienced a number of significant changes in our business and operations. In August 2001, Titus Interactive S.A., which currently holds 72 percent of our outstanding common stock, converted a portion of its Series A Preferred Stock into common stock and used the increased voting power resulting form this conversion to elect a new board of directors at our 2001 annual meeting. Once in place, our newly constituted board appointed new members to our senior management team, including a Chief Administration Officer, a new Chief Executive Officer and a new Chief Financial Officer. Furthermore, Titus engaged Europlay I, LLC, an investment banking firm with experience in the interactive entertainment industry, to assist us with restructuring our operations.

     In late 2001, we determined that it was in our best interest to raise money through the sale of some of our significant assets. With the assistance of Europlay, in early 2002, we began an auction process for the sale of our product development subsidiary, Shiny Entertainment, Inc., which has developed past successful video games including MESSIAH, SACRIFICE and MDK, and currently is developing video games based on the motion picture currently titled "THE MATRIX
II: RELOADED." We are currently in the advanced stages of negotiation with a potential buyer.

PRODUCTS

     We develop and publish interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. We utilize the experience and judgment of the avid gamers in our product development group to select and produce the products we publish. Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for the investment to be economically viable. We currently develop and publish products for the PC platform compatible with Microsoft Windows, and for video game consoles such as the Sony PlayStation 2. We also develop and have plans to publish products for the Microsoft Xbox and Nintendo GameCube video game consoles. In addition, we anticipate substantial growth in the use of high-speed Internet access, which could possibly provide significantly expanded technical capabilities for the PC platform.

     We assess the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including the number of competing titles, the ratio of software sales to hardware sales with respect to the platform, the platform's installed base, changes in the rate of the platform's sales and the cost and timing of development for the platform. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we are required to make substantial product development and other investments in a particular platform well in advance of the platform's introduction. If a platform for which we develop software is not released on a timely basis or does not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

     We have entered into license agreements with Sega, Sony Computer Entertainment, Microsoft Corporation and Nintendo pursuant to which the Company has the right to develop, sublicense, publish, and distribute products for the licensor's respective platforms in specified territories. In certain cases, the products are manufactured for us by the licensor. We pay the licensor a royalty or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for their platform, including packaging and marketing materials for such products. There can be no assurance that we will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. Our inability to obtain such licenses or approvals could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

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

PRODUCT DEVELOPMENT

     We develop or acquire our products from a variety of sources, including our internal development studios, our subsidiary Shiny Entertainment, Inc. and publishing relationships with leading independent developers.

     THE DEVELOPMENT PROCESS. We develop original products both internally, using our in-house development staff, and externally, using third party software developers working under contract with us. Producers on our internal staff monitor the work of both inside and third party development teams through design review, progress evaluation, milestone review and quality assurance. In particular, each milestone submission is thoroughly evaluated by our product development staff to ensure compliance with the product's design specifications and our quality standards. We enter into consulting or development agreements with third party developers, generally on a flat-fee, work-for-hire basis or on a royalty basis, whereby we pay development fees or royalty advances based on the achievement of milestones. In royalty arrangements, we ultimately pay continuation royalties to developers once our advances have been recouped. In addition, in certain cases, we will utilize third party developers to convert products for use with new platforms.

     Our products typically have short life cycles, and we therefore depend on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously-released products to additional platforms, to generate revenues to fund operations and to replace declining revenues from existing products. The development cycle of new products is difficult to predict, and involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on New Product Introductions; Risk of Product Delays and Product Defects."

     During the years ended December 31, 2001, 2000 and 1999, we spent $20.6 million, $22.2 million and $20.6 million, respectively, on product research and development activities. Those amounts represented 36 percent, 21 percent and 20 percent, respectively, of revenue in each of those periods.

INTERNAL PRODUCT DEVELOPMENT

     U.S. PRODUCT DEVELOPMENT. Our internal product development group in the United States (excluding Shiny's development group) consisted of approximately 147 people at December 31, 2001. Once we select a design for a product, we establish a production team, development schedule and budget for the product. Our internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and six to 12 months for the porting of a product to a different technology platform. We utilize a variety of advanced hardware and software development tools, including animation, sound compression utilities and video compression for the production and development of our interactive entertainment software titles. Our internal development organization is divided into separate studios, each dedicated to the production and development of products for a particular product category. Within each studio, development teams are assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians. We believe that the separate studios approach promotes the creative and entrepreneurial environment necessary to develop innovative and successful titles. In addition, we believe that breaking down the development function into separate studios enables us to improve our software design capabilities, to better manage our internal and external development processes and to create and enhance our software development tools and techniques, thereby enabling us to obtain greater efficiency and improved predictability in the software development process.

     SHINY ENTERTAINMENT. David Perry, Shiny's President and founder, has produced a number of highly successful interactive entertainment software titles, including CoolSpot, Aladdin, Earthworm Jim, Earthworm Jim II and MDK. Shiny currently has one original title in development based on the motion picture currently titled "THE MATRIX II: RELOADED." Shiny's development group at December 31, 2001 consisted of approximately 33 people. In early 2002, we began an auction process for the sale of Shiny, and currently are in the advanced stages of negotiation with a potential buyer. If the sale is consummated, we will have no further rights to the MATRIX title.

     INTERNATIONAL DEVELOPMENT. During 2001, we discontinued operations of Interplay Productions Limited, our European subsidiary responsible for our product development efforts in Europe. Prior to discontinuing its operations, Interplay Productions Limited engaged and managed the efforts of third party developers located in various European countries. We currently have one original product under development in Europe, which we now manage from our corporate headquarters in Irvine, California.

EXTERNAL PRODUCT DEVELOPMENT

     To expand our product offerings to include hit titles created by third party developers, and to leverage our publishing capabilities, we enter into publishing arrangements with third party developers. In February 1999, we entered into a Product Publishing Agreement with Virgin pursuant to which we agreed to publish substantially all of Virgin's titles in North and South America and Japan. As part of our April 2001 settlement with Virgin we amended the Product Publishing Agreement to provide that we would only publish one future title developed by Virgin. In the years ended December 31, 2001, 2000 and 1999, approximately 80 percent, 70 percent and 75 percent, respectively, of new products we released and which we believe are or will become franchise titles were developed by third party developers. We expect that the proportion of our new products which are developed externally may vary significantly from period to period as different products are released. In selecting external titles to publish, we seek titles that combine advanced technologies with creative game design. Our publishing agreements usually provide us with the exclusive right to distribute, or license another party to distribute, a product on a worldwide basis (although, in certain instances our rights are limited to a specified territory). We typically fund external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, our publishing arrangements typically provide us with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. We manage the production of external development projects by appointing a producer from one of our internal product development studios to oversee the development process and work with the third party developer to design, develop and test the game.

     We believe this strategy of cultivating relationships with talented third party developers, such as the developers of Baldur's Gate and TombRaider, provides an excellent source of quality products, and a number of our commercially successful products have been developed under this strategy. However, our reliance on third party software developers for the development of a significant number of our interactive software entertainment products involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- Dependence on Third Party Software Developers."

     For information regarding the revenues, profits, losses and total assets associated with our various business segments, and information regarding the revenues and assets associated with our geographic segments, see Note 14 of the notes to our consolidated financial statements included elsewhere in this Report.

SALES AND DISTRIBUTION

     Our sales and distribution efforts are designed to broaden product distribution, to control product placement and to increase the penetration of our products in domestic and international markets. Over the past several years, we have increased our sales and distribution efforts in international markets through the formation of Interplay Productions, Limited ("Interplay UK"), our European subsidiary, through our distribution agreement with Virgin covering Europe, Commonwealth of Independent States, Africa and the Middle East, and through licensing and third party distribution strategies elsewhere. In 2001, we discontinued operations at Interplay Productions Limited. We also distribute our software products through Interplay OEM in bundling transactions with computer, peripheral and various other companies, as well as through on-line services.

     NORTH AMERICA. Prior to entering into our North America distribution agreement with Vivendi, in North America we sold our products primarily to mass merchants, warehouse club stores, large computer and software specialty retail chains and through catalogs and Internet commerce sites. A majority of our North American retail sales were to direct accounts, and a lesser percentage were to third party distributors. Our principal direct retail accounts included CompUSA, Best Buy, Electronics Boutique, Wal-Mart, K-Mart, Target, Toys-r-us and GameStop (Babbages). Our principal distributors in North America included Navarre and Softek.

     In August 2001, we entered into a distribution agreement with Vivendi, whereby Vivendi agreed to distribute substantially all of our titles in North America through December 31, 2003. We continue to distribute products through catalogs and related promotional materials directly to end-users who can order products by direct mail, by using a toll-free number, or by accessing our web site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

     We seek to extend the life cycle and financial return of many of our products by marketing those products differently during the various stages of the product's sales cycle. Although the product sales cycle for a title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, we typically consider a title to be a "back catalog" item once it incurs its first price drop after its initial release. We utilize marketing programs appropriate for each particular title, which generally include progressive price reductions over time to increase the product's longevity in the retail channel as we shift our advertising support to newer releases.

     We provide terms of sale comparable to competitors in our industry. In addition, we provide technical support for our products in North America through our customer support department and we provide a 90-day limited warranty to end-users that our products will be free from manufacturing defects. While to date we have not experienced any material warranty claims, there can be no assurance that we will not experience material warranty claims in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

     INTERNATIONAL. Prior to February 1999, we distributed our titles in Europe through Interplay UK, and employed approximately 21 people dedicated to sales and marketing in the European market. Interplay UK had an agreement with Infogrames U.K. and Virgin to pool resources in order to distribute PC and video game console software products to independent software retailers in the United Kingdom. Interplay UK also had distribution agreements with Acclaim Entertainment pursuant to which Acclaim distributed certain of our titles in selected European countries. Net revenues from our distribution agreements with Acclaim represented 3 percent of our net revenues in the year ended December
31, 1999. In February 1999, we completed an agreement to acquire a 44 percent ownership interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. In connection with this acquisition, we entered into a distribution agreement with Virgin , pursuant to which Virgin hired Interplay UK's sales and marketing personnel and commenced distributing substantially all of our titles in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven year period. Under the agreement as amended, Virgin earns a distribution fee for its marketing and distribution of our products, and we reimburse Virgin for certain direct costs and expenses. As part of our April 2001 settlement with Virgin, VIE redeemed our ownership interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Distribution Agreement."

     We have built a distribution capability in certain of the developed markets in Asia and the Americas utilizing third party distribution arrangements for specified products and platforms. In July 1997, we initiated a licensing strategy in Japan to expand Japanese sales. We have also licensed a number of our titles to Sony Computer Entertainment to publish in Japan on the PlayStation console. In fiscal 2000, we terminated our agreement with Roadshow Entertainment Pty. Ltd. ("Roadshow") for the Australian market and entered into an agreement with Tech Pacific Australia Pty Ltd. ("Tech Pacific"), pursuant to which Tech Pacific acquired the exclusive right to sell and distribute our ongoing PC and video game console products in Australia. Roadshow continues to market and distribute our PC and video game console products in New Zealand.

     INTERPLAY OEM. Interplay OEM employs approximately 16 people, including 5 in Europe and 2 in Singapore, focused on the distribution of interactive entertainment software in bundling transactions to the computer hardware industry. Under these arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. In addition, Interplay OEM has established a development capability to create modified versions of titles, which support its customers' technologies. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs. There can be no assurance that OEM sales will generate consistent profits for us, and a decrease in OEM sales or margins could have a material adverse effect on our business, operating results and financial condition. In addition to distributing our titles, Interplay OEM serves as an exclusive OEM distributor for a number of interactive entertainment software publishers, including Virgin, Grin Inc., MacPlay and Titus. Interplay OEM's hardware customers include many of the industry's largest computer and peripheral manufacturers including IBM, Compaq, Packard Bell/NEC, Creative Labs, Pioneer Electronics, Canon, Dell and Logitech. OEM devotes four employees to modifying existing products into suitable OEM products. Interplay OEM expanded its business model to include licensing of the represented software as a premium to the non-Information Technology marketplace, as well as continuing its licensing and merchandising activities on behalf of Interplay and Shiny including television animation, novelizations, strategy guides and other merchandise tied to our entertainment properties.

     Our North American and International ultimate distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. We are exposed to the risk of product returns and markdown allowances by our distributors. We allow our distributors to return defective, shelf-worn and damaged products in accordance with negotiated terms. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide markdown allowances, which consist of credits given to resellers to induce them to lower the retail sales price of certain of our products to increase sell through and to help the reseller manage its inventory levels. Although we maintain a reserve for returns and markdown allowances, and although we manage our returns and markdown allowances through an authorization procedure, we could be forced to accept substantial product returns and provide markdown allowances to maintain our access to certain distribution channels. Our reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $7.5 million and $6.5 million at December 31, 2001 and 2000, respectively. Product returns and markdown allowances that exceed our reserves, if any, could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Distribution Channels; Risk of Customer Business Failures; Product Returns."

MARKETING

     Our marketing department is organized into product groups aligned with our three product development studios and Shiny to promote a focused marketing strategy and brand image for each studio. Integrated into these product groups are public relations for each studio. In addition, the marketing department has four functional groups (web department, event coordination, creative services and advertising) that support the product groups.

     Our marketing department develops and implements marketing programs and campaigns for each of our titles and product groups. Our marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. We also send direct and electronic mail promotional materials to our database of gamers, and have selectively used radio and television advertisements in connection with the introduction of certain of our products. We budget a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders.

     We engage in on-line marketing through Internet advertising and the maintenance of several Internet web sites. These web sites provide news and information of interest to our customers through free demonstration versions of games, contests, games, tournaments and promotions. Also, to generate interest in new product introductions, we provide free demonstration versions of upcoming titles through magazines and game samples that consumers can download from our web site. In addition, through our marketing department, we host on-line events and maintain a vast collection of message boards to keep customers informed on shipped and upcoming titles.

COMPETITION

     The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than those ours. Due to these greater resources, certain of our competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than us. We believe that the principal competitive factors in the interactive entertainment software industry include product features, brand name recognition, access to distribution channels, quality, ease of use, price, marketing support and quality of customer service.

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Electronic Arts Inc., Take Two Interactive Software Inc, THQ Inc., The 3DO Company, Eidos PLC, Infogrames Entertainment, Activision, Inc., Microsoft Corporation, LucasArts Entertainment Company, Midway Games Inc., Acclaim Entertainment, Inc., Vivendi Universal Games, Inc. and Ubi Soft Entertainment Inc. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, Nintendo and Sega compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and on-line services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more time on the Internet and on-line services.

     Retailers of our products typically have a limited amount of shelf space and promotional resources. Consequently, there is intense competition among consumer software producers, and in particular interactive entertainment software producers, for high quality retail shelf space and promotional support from retailers. If the number of consumer software products and computer platforms increase, competition for shelf space will intensify which may require us to increase our marketing expenditures. This increased demand for limited shelf space, places retailers and distributors in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. As our products constitute a relatively small percentage of any retailer's sales volume, there can be no assurance that retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support. A prolonged failure by retailers to provide shelf space and promotional support would have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Industry Competition; Competition for Shelf Space."

MANUFACTURING

     Our PC-based products consist primarily of CD-ROMs and DVDs, manuals, and packaging materials. Substantially all of our CD-ROM and DVD duplication is performed by unaffiliated third parties. Printing of manuals and packaging materials, manufacturing of related materials and assembly of completed packages are performed to our specifications by unaffiliated third parties. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our CD-ROM and DVD based products, and we have not experienced significant returns due to manufacturing defects.

     Sony Computer Entertainment manufactures and ships finished products that are compatible with its video game consoles to us for distribution. PlayStation 2 products consist of DVDs and include manuals and packaging and are typically delivered by Sony Computer Entertainment within a relatively short lead-time.

     If we experience unanticipated delays in the delivery of manufactured software products by our third party manufactures, our net sales and operating results could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Dependence on Licenses from and Manufacturing by Hardware Companies."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name, the Interplay logo, our "By Gamers. For Gamers. (TM)" slogan and certain of our product names and publishing labels. We also hold rights under a patent application related to the software engine for one of our products. We have licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such licenses. We also outsource some of our product development activities to third party developers, contractually retaining all intellectual property rights related to such projects. We also license certain products developed by third parties and pay royalties on such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Dependence on Third Party Software Developers."

     We regard our software as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. While we provide "shrinkwrap" license agreements or limitations on use with our software, the enforceability of such agreements or limitations is uncertain. We are aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected. We use copy protection on selected products and do not provide source code to third parties unless they have signed nondisclosure agreements.

     We rely on existing copyright laws to prevent the unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and we expect software piracy to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies, such as the Internet and on-line services, our ability to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide our products with adequate protection in connection with such emerging technologies.

     As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we take reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we have received communications from third parties asserting that features or content of certain of our products may infringe upon such party's intellectual property rights. There can be no assurance that existing or future infringement claims against us will not result in costly litigation or require that we license the intellectual property rights of third parties, either of which could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Protection of Proprietary Rights."

EMPLOYEES

     As of December 31, 2001, we had 277 employees, including 190 in product development, 40 in sales and marketing and 47 in finance, general and administrative. Included in these counts are 36 employees of Shiny, 16 employees of Interplay OEM and 2 employees of Interplay UK. We also retain independent contractors to provide certain services, primarily in connection with our product development activities. Neither we nor our full time employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good.

     From time to time, we have retained actors and/or "voice over" talent to perform in certain of our products, and we expect to continue this practice in the future. These performers are typically members of the Screen Actors Guild ("SAG") or other performers' guilds, which guilds have established collective bargaining agreements governing their members' participation in interactive media projects. We may be required to become subject to one or more of these collective bargaining agreements in order to engage the services of these performers in connection with future development projects.

ITEM 2.  PROPERTIES

     Our headquarters are located in Irvine, California, where we lease approximately 81,000 square feet of office space. This lease expires in June 2006 and provides us with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. We lease approximately 10,000 square feet of space in Buckinghamshire, England. This lease expires in October 2014 and, we have the option for early termination of the lease in November 2005. In addition, we rent approximately 1,700 square feet of office space in Central London, England from Virgin. This agreement is on a quarter by quarter basis. We lease approximately 4,100 square feet of space in Laguna Beach, California, which lease expires in October 2002. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to accommodate potential expansion of our operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The NASDAQ Stock Market National Market System under the symbol "IPLY". At December 31, 2001, there were 98 holders of record of our common stock.

     The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.


    FOR THE YEAR ENDED DECEMBER 31, 2001                HIGH           LOW
    ------------------------------------                ----           ---
    First Quarter................................      $3.25         $1.50
    Second Quarter...............................       3.11          1.33
    Third Quarter................................       2.20          0.33
    Fourth Quarter...............................       0.96          0.31


    FOR THE YEAR ENDED DECEMBER 31, 2000                HIGH           LOW
    ------------------------------------                ----           ---

    First Quarter................................      $4.50         $2.91
    Second Quarter...............................       3.31          1.75
    Third Quarter................................       3.81          2.25
    Fourth Quarter...............................       4.00          2.56


DIVIDEND POLICY

     We have never paid any dividends on our common stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the selected consolidated balance sheets data as of December 31, 2001 and 2000 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 1998, the eight months ended December 31, 1997 and for the year ended April 30, 1997, and the selected consolidated balance sheets data as of December 31, 1999, 1998, 1997 and April 30, 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                                      EIGHT MONTHS
                                                                                                          ENDED       YEAR ENDED
                                                          YEARS ENDED DECEMBER 31,                     DECEMBER 31,    APRIL 30,
                                            -----------------------------------------------------    --------------- -------------
                                               2001          2000          1999          1998             1997(1)        1997
                                            ------------  ------------  ------------ -------------   --------------- -------------
                                                              (Dollars in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues                                $    57,789   $   104,582   $   101,930   $   126,862       $    85,961   $    83,262
Cost of goods sold                               45,816        54,061        61,103        71,928            44,864        62,480
                                            ------------  ------------  ------------  ------------      ------------  ------------
Gross profit                                     11,973        50,521        40,827        54,934            41,097        20,782
Operating expenses:
     Marketing and sales                         20,038        26,482        32,432        39,471            20,603        24,627
     General and administrative                  12,622        10,249        18,155        12,841             8,989         9,408
     Product development                         20,603        22,176        20,629        24,472            14,291        21,431
     Other                                                          -         2,415             -                 -             -
                                            ------------  ------------  ------------  ------------      ------------  ------------
     Total operating expenses                    53,263        58,907        73,631        76,784            43,883        55,466
                                            ------------  ------------  ------------  ------------      ------------  ------------
Operating loss                                  (41,290)       (8,386)      (32,804)      (21,850)           (2,786)      (34,684)
Other expense                                    (4,526)       (3,689)       (3,471)       (4,933)           (2,273)       (1,600)
                                            ------------  ------------  ------------  ------------      ------------  ------------
Loss before income taxes                        (45,816)      (12,075)      (36,275)      (26,783)           (5,059)      (36,284)
Provision (benefit) for income taxes                500             -         5,410         1,437                 -        (9,065)
                                            ------------  ------------  ------------  ------------      ------------  ------------
Net loss                                    $   (46,316)  $   (12,075)  $   (41,685)  $   (28,220)      $    (5,059)  $   (27,219)
                                            ------------  ------------  ------------  ------------      ------------  ------------
Cumulative dividend on participating
   preferred stock                          $       966   $       870   $         -   $         -       $         -   $         -
Accretion of warrant                                266           532             -             -                 -             -
                                            ------------  ------------  ------------  ------------      ------------  ------------
Net loss available to common
   stockholders                             $   (47,548)  $   (13,477)  $   (41,685)  $   (28,220)      $    (5,059)  $   (27,219)
                                            ============  ============  ============  ============      ============  ============
Net loss per common share:
     Basic/diluted                          $     (1.23)  $     (0.45)  $     (1.86)  $     (1.91)      $     (0.45)  $     (2.46)
Shares used in calculating net loss
   per common share                          38,670,343    30,046,701    22,418,463    14,762,644        11,123,327    11,085,632
SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America                          $    36,339   $    56,454   $    49,443   $    73,865       $    51,833   $    38,606
     International                               15,451        35,077        30,310        35,793            24,642        32,006
     OEM, royalty and licensing                   5,999        13,051        22,177        17,204             9,486        12,650
Net revenues by platform:
     Personal computer                      $    36,253   $    76,886   $    65,397   $    67,406       $    42,520   $    45,192
     Video game console                          15,537        14,645        14,356        42,252            33,955        25,420
     OEM, royalty and licensing                   5,999        13,051        22,177        17,204             9,486        12,650


                                                                            DECEMBER 31,                                APRIL 30,
                                            ------------------------------------------------------------------------  ------------
                                                2001          2000          1999          1998              1997          1997
                                            ------------  ------------  ------------  ------------      ------------  ------------

Balance Sheets Data:                                                       (Dollars in thousands)
Working capital                             $  (34,169)   $      123    $   (7,622)   $   (3,135)       $    13,616   $     7,890
Total assets                                    31,106        59,081        56,936        74,944             77,821        69,005
Total debt                                       4,794        25,433        19,630        24,651             38,154        14,970
Stockholders' equity  (deficit)                (28,150)        6,398        (2,071)        4,193             (1,267)        3,401

(1) Effective May 1, 1997, the Company changed its year end from April 30 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

GENERAL

     We derive net revenues primarily from sales of software products to distributors in North America and internationally, and from sales of software products to end-users through our catalogs and the Internet. We also derive royalty-based revenues from licensing arrangements, from the sale of products by third party distributors in North America and international markets, and from original equipment manufacturing, or OEM bundling transactions.

     In order to expand our distribution channels and engage in software development in overseas markets, in 1995 we established operations in the United Kingdom and in 1997, we initiated a licensing strategy in Japan. In February 1999, we undertook a restructuring of our operations in the United Kingdom that included our investment in VIE Acquisition Group LLC, or VIE. In connection with our investment in VIE, we entered into an exclusive distribution agreement with Virgin Interactive Entertainment Limited, or Virgin, an entity controlled by VIE, and integrated our distribution operations with Virgin. This substantially reduced our sales and marketing personnel in Europe. As part of our April 2001 settlement with Virgin, VIE redeemed our equity interest in the company and we agreed to assume responsibility for marketing functions in Europe for our products. We also maintain European OEM and product development operations. International net revenues accounted for approximately 27 percent of our net revenues for the year ended December 31, 2001, 34 percent of our net revenues for the year ended December 31, 2000, and 30 percent of our net revenues for the year ended December 31, 1999.

     In August 2001, we entered into a distribution agreement with Vivendi Universal Games, Inc., formerly known as Vivendi Universal Interactive Publishing North America, Inc. (the parent company of Universal Studios, Inc., who as of today owns approximately 5 percent of our common stock) providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, as amended, Vivendi made four advance payments to us totaling $13.5 million. Vivendi will recoup these advances from future sales of our products, which will reduce our future cash receipts from Vivendi. In an effort to minimize the number of product returns following the transition of our North America distribution to Vivendi, we granted large price concessions to resellers on products in their inventory. As a consequence, we substantially increased our sales allowances from 19 percent of our total accounts receivable in 2000 to 44 percent of our total accounts receivable in 2001.

     As a result of engaging Vivendi as our North America distributor, we now distribute substantially all of our products through distributors. We have therefore substantially discontinued our internal product distribution capacity, including our sales and marketing capacity. Following this change, we have re-oriented our business towards product development and publishing. In October 2001, we reduced our headcount by approximately 15 percent, which included the elimination of redundant positions resulting from the distribution agreement.

     Our wholly-owned subsidiary, Interplay OEM, distributes our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. Additionally, in 2000 Interplay OEM created a division named bundledirect.com, which sold fixed bundle packs to Value-Added Resellers and system builders. Bundledirect.com did not meet our expectations and, as a result, was disbanded in 2001. Our results of operations were not materially impacted by the creation or disbanding of Bundledirect.com. We also derive net revenues from the licensing of intellectual property and products to third parties for distribution in markets and through channels that are outside of our primary focus. OEM, royalty and licensing net revenues collectively accounted for 10 percent of net revenues for the year ended December 31, 2001, 12 percent for the year ended December 31, 2000, and 22 percent for the year ended December 31, 1999. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs.

     Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by us. Typically, cost of goods sold as a percentage of net revenues for video game console products and affiliate label products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with video game console and affiliate label products. We also include in the cost of goods sold amortization of prepaid royalty and license fees we pay to third party software developers. We expense prepaid royalties over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. We evaluate the likelihood of future realization of prepaid royalties and license fees quarterly, on a product-by-product basis, and charge the cost of goods sold for any amounts that we deem unlikely to realize through future product sales.

     For the year ended December 31, 2001, our net loss was $46.3 million. Our results from operations were adversely affected by several factors. We incurred $8.1 million of non-recurring write-offs of prepaid royalties relating to titles that had been canceled mainly due to discontinued projects that did not meet our desired profit requirements. Our returns represented a higher percentage of sales due to the price concessions we granted in connection with the North America Distribution Agreement we entered into with Vivendi. The termination of our bank line of credit had a negative affect on our capital resources and as a result we had to implement cost reduction programs, which delayed the release of certain titles and caused the sale of a title in development to a third party publisher resulting from a dispute with a third party developer. Furthermore, we have had to delay payments to vendors, which has negatively impacted our relations with our vendors, but has not affected our operations, as our distributors Vivendi and Virgin are responsible for our manufacturing and marketing expenditures. We have been able to retain our third party developers to date, but if our current liquidity issues continue, our future title development could be adversely affected. As a result of these factors, we experienced lower unit sales volume than we expected in 2001. We expect our unit sales volumes on next generation video console platforms to increase and our unit sales volume on personal computer platforms to decrease in the 12 months ending December 31, 2002 as compared to the same period in 2001 as we focus more on next generation video game console titles.

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

     Our operating results will continue to be impacted by economic, industry and business trends affecting the interactive entertainment industry. Our industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. With the release of next generation console systems by Sony, Nintendo and Microsoft, our industry has entered into a growth period that could be sustained for the next couple of years.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the December 31, 2001 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of our sales are made by two related party distributors. The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery of the product master or the first copy. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated. We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange product and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. During 2001, we substantially increased our sales allowances as a result of the granting of price concessions to resellers on products in their inventory, in an effort to minimize product returns following the transition of our North American distribution rights to Vivendi. As a result, sales allowances as a percentage of our total accounts receivable increased to 44 percent at December 31, 2001 from 19 percent at December 31, 2000. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements. We provide customer support only via telephone and the Internet. Customer support costs are not material and we charge such costs to expenses as we incur them.

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortize these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

SOFTWARE DEVELOPMENT COSTS

     Our internal research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all of the product development is complete. As a result, we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant.

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see
Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                            YEARS ENDED DECEMBER 31,
                                      ---------------------------------
                                         2001        2000        1999
                                      ---------    --------   ---------
STATEMENTS OF OPERATIONS DATA:
Net revenues                               100 %       100 %       100 %
Cost of goods sold                          79          52          60
                                      ---------    --------   ---------
Gross margin                                21          48          40
Operating expenses:
     Marketing and sales                    34          25          32
     General and administrative             22          10          18
     Product development                    36          21          20
     Other                                   -           -           2
                                      ---------    --------   ---------
     Total operating expenses               92          56          72
                                      ---------    --------   ---------
Operating loss                             (71)         (8)        (32)
Other expense                               (8)         (4)         (4)
                                      ---------    --------   ---------
Loss before provision for  income taxes    (79)        (12)        (36)
Provision for income taxes                   1           -           5
                                      ---------    --------   ---------
Net loss                                   (80) %      (12)%       (41)%
                                      =========    ========   =========

SELECTED OPERATING DATA:
Net revenues by segment:
     North America                          63 %        54 %        48 %
     International                          27          34          30
     OEM, royalty and licensing             10          12          22
                                      ---------    --------    --------
                                           100 %       100 %       100 %
                                      =========    ========    ========
Net revenues by platform:
     Personal computer                      63 %        74 %        64 %
     Video game console                     27          14          14
     OEM, royalty and licensing             10          12          22
                                      ---------    --------    --------
                                           100 %       100 %       100 %
                                      =========    ========    ========


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the year ended December 31, 2001 were $57.8 million, a decrease of 45 percent compared to the same period in 2000. This decrease resulted from a 36 percent decrease in North American net revenues, a 56 percent decrease in International net revenues and a 54 percent decrease in OEM, royalties and licensing revenues. Our overall net revenues for the year ended December 31, 2000 increased 3 percent compared to the same period in 1999. This increase resulted from a 14 percent increase in North American net revenues and a 16 percent increase in International net revenues, offset by a 41 percent decrease in OEM, royalties and licensing.

     North American net revenues for the year ended December 31, 2001 were $36.3 million. The decrease in North American net revenues in 2001 was mainly due to our release of only 8 titles in 2001 compared to 26 titles in 2000 resulting in a decrease in North American sales of $21.6 million, partially offset by a decrease in product returns and price concessions of $1.0 million as compared to the 2000 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the releasing of fewer, higher quality titles. Our returns were a higher percentage of sales due primarily to price concessions we granted in connection with the North American Distribution Agreement we entered into with Vivendi.

     International net revenues for the year ended December 31, 2001 were $15.5 million. The decrease in International net revenues for the year ended December 31, 2001 was mainly due to the reduction in title releases during the year which resulted in a $17.4 million decrease in revenue and an increase in product returns and price concessions of $1.8 million compared to the 2000 period. Our product planning efforts during 2001 also contributed to the reduction of titles released in the International markets. Furthermore, our returns as a percentage of revenue, increased as we experienced a high level of product returns and price concessions due to certain titles not gaining broad market acceptance.

     We expect that both our North American and International publishing net revenues in 2002 will increase compared to 2001, as we anticipate releasing more major titles than in 2001.

     North American net revenues were $56.5 million and International net revenues were $35.1 million for the year ended December 31, 2000. The increase in North American and International net revenues in 2000 was mainly because the titles released this year generated $5.7 million more sales volume and because of a decrease by $6.1 million in product returns and price concessions compared to 1999. Our efforts to focus on product planning and release fewer, but higher quality titles resulted in five fewer title releases across multiple platforms in 2000 as compared to 1999.

     OEM, royalty and licensing net revenues for the year ended December 31, 2001 were $6.0 million, a decrease of $7.1 million as compared to the same period in 2000. The OEM business decreased $3.9 million as a result of general market decreases in personal computer sales. The year ended December 31, 2000 also included $3 million of revenues related to a multi-product licensing transaction with Titus Interactive S.A., our majority stockholder, which did not recur in 2001. We expect that OEM, royalty and licensing net revenues in 2002 will increase compared to 2001 primarily related to the recording of $1.3 million in revenue resulting from the expiration of a licensing agreement combined with a consistent level of OEM business.

     OEM, royalty and licensing net revenues for the year ended December 31, 2000 were $13.1 million. The decrease in 2000 compared to the same period in 1999 was due to decreased net revenues in the OEM business and in licensing transactions. The $5.1 million decrease in the OEM business was primarily due to a decrease in the volume of transactions which relates to the general market decrease in personal computer sales, and the decrease in licensing transactions is primarily due to the recognition of $2.3 million of deferred revenue for the shipment of a major title to a customer in 1999 without a comparable transaction in 2000.

PLATFORM NET REVENUES

     PC net revenues for the year ended December 31, 2001 were $36.3 million, a decrease of 53 percent compared to the same period in 2000. The decrease in PC net revenues in 2001 was primarily due to the release of three major hit titles in 2001 (Icewind Dale: Heart of Winter, Fallout Tactics and Baldur's Gate II:
Throne of Bhaal), as compared to seven major hit titles released in 2000. The decrease in PC net revenues was further affected by releasing only a total of 7 titles in 2001 compared to a total of 18 titles in 2000. We expect our PC net revenues to decrease in 2002 as compared to 2001 as we expect to release only two to three new titles and as we continue to focus on next generation console titles. Video game console net revenues increased 6 percent for the year ended December 31, 2001 compared to the same period in 2000, due to sales generated from the release of Baldur's Gate: Dark Alliance (PlayStation 2). Our other video game releases include MDK 2: Armageddon (PlayStation 2) and Giants (PlayStation 2). In 2001, our 3 title releases were developed for next generation video game consoles and as a result price points for the 2001 releases were higher than the 4 title releases in 2000. We anticipate releasing four to eight new titles in 2002 and expect net revenues to increase in 2002 partly due to the fact that we anticipate releasing sequels to the major title release Baldur's Gate: Dark Alliance (PlayStation 2) on Xbox and Gamecube in the latter half of 2002.

     PC net revenues for the year ended December 31, 2000 increased 18 percent to $76.9 million as compared to the same period in 1999 primarily due to the release of seven major hit titles such as Star Trek Klingon Academy, Icewind Dale, Sacrifice, Baldur's Gate II, Giants, Star Trek StarFleet Command II and Star Trek New Worlds, compared to six major hit titles released in 1999. In addition, we continue to experience strong sales from Baldur's Gate and Baldur's
Gate: Tales of the Sword Coast, both of which were released prior to 2000. The increase in PC net revenues was partially offset by our release of 18 titles in 2000 compared to 28 titles in 1999. Video game console net revenues increased 2 percent in the year ended December 31, 2000 compared to the same period in 1999, due to higher unit sales of our major console title releases, partially offset by approximately 10 percent lower price points for current generation console titles. We released four major video game console titles in 2000, including MDK 2 (Dreamcast), Gekido (PlayStation), Caesar's Palace 2000 (PlayStation) and Wild Wild Racing (PlayStation 2), compared to three major video game console titles released in 1999.

COST OF GOODS SOLD; GROSS MARGIN

     Our cost of goods sold decreased 15 percent to $45.8 million in the year ended December 31, 2001 compared to the same period in 2000. Furthermore, we incurred $8.1 million of non-recurring charges related to the write-off of prepaid royalties on titles that we decided to cancel because these titles were not expected to meet our desired profit requirements. We expect our cost of goods sold to increase in 2002 as compared to 2001 due to our expected higher gross revenues from the planned release of more titles in 2002. Our gross margin decreased to 21 percent for 2001 from 48 percent in 2000. This was due to an increase in our royalty expense as a result of the $8.1 million write-off of prepaid royalties, an increase in our product cost of goods due to our increase in video game console title sales, which typically have a higher per unit cost, and an increase in our product returns and price concessions as compared to 2000. We expect our gross profit margin and gross profit to increase in 2002 as compared to 2001 as we expect not to incur any unusual product returns and price concessions or any write-offs of prepaid royalties in 2002.

     Cost of goods sold decreased to $54.1 million, a 12 percent decrease, in the year ended December 31, 2000 compared to the same period in 1999, due to releasing a higher percentage of internally developed titles and the discontinuation of the affiliate label distribution business that typically has a higher cost of goods component relative to net sales. The 1999 period also reflects $1.7 million of non-recurring charges related to the write-off of prepaid royalties on titles that had been canceled mainly due to our discontinuation of our licensed sports product line during 1999. The 24 percent increase in gross profit was primarily due to a 33 percent increase in internally developed titles sold without a royalty component in cost of goods sold, and a 25 percent decrease in product returns and price concessions compared to the 1999 period.

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the year ended December 31, 2001 were $20.0 million, a 24 percent decrease as compared to the 2000 period. The decrease in marketing and sales expenses is due to a $5.7 million reduction in advertising and retail marketing support expenditures due to fewer product releases in 2001 and a $2.0 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses was partially offset by $1.3 million in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties). We expect our marketing and sales expenses to decrease in 2002 compared to 2001, due to fewer overall planned title releases in 2002 across all platforms, lower personnel costs due to our reduced headcount and a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement.

     Marketing and sales expenses for the year ended December 31, 2000 were $26.5 million. The 18 percent decrease in marketing and sales expenses for 2000 compared to the 1999 period is attributable primarily to $2.9 million for minimum operating charges payable to Virgin which did not repeat in 2000, a $1.3 million decrease in personnel costs and a $0.5 million decrease in advertising and retail marketing support expenditures. In addition, we amended our International Distribution Agreement with Virgin effective January 1, 2000, which eliminated the fixed monthly overhead fees of approximately $2.3 million we incurred in the 1999 period.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the year ended December 31, 2001 were $12.6 million, a 23 percent increase as compared to the same period in 2000. The increase is due in part to a $0.7 million provision for the termination of a building lease in the United Kingdom, $0.1 million increase in the provision for bad debt, $0.5 million in legal, accounting and investment banking fees and expenses incurred principally in connection with efforts to sell the company which has been terminated, $0.5 million in consulting expenses payable to Titus, incurred to assist us with the restructuring of the company and $0.6 million increase in personnel costs and general expenses. We expect our general and administrative expenses to decrease slightly in 2002 compared to 2001 primarily due to the reduction in head count.

     The 44 percent decrease in general and administrative expenses to $10.2 million for the year ended December 31, 2000 compared to the same period in 1999 is primarily attributable to a $6.6 million decrease in bad debt expense and a $1.1 million decrease in personnel costs.

     PRODUCT DEVELOPMENT

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2001 were $20.6 million, a 7 percent decrease as compared to the same period in 2000. This decrease is due to a $1.7 million decrease in expenditures associated with resources dedicated to completing four major internally developed titles in the 2000 period, which did not recur in the 2001 period as well as a reduction in headcount. We expect our product development expenses to decrease in 2002 compared to 2001 as we plan on releasing fewer titles in 2002.

     Product development expenses for the year ended December 31, 2000 were $22.2 million, a 7 percent increase as compared to the same period in 1999 is due to a $1.5 million increase in expenditures devoted to our focus on developing next generation video game console platforms.

     OTHER OPERATING EXPENSE

     In 1999, we discontinued our direct and then existing affiliate distribution activities in Europe and appointed Virgin as our exclusive distributor in Europe. In connection with our exiting direct and then existing affiliated distribution activities, we restructured our operations by terminating employees, closing facilities, retiring redundant assets, and transitioning selected employees to the Virgin organization. We recorded a provision of $2.4 million as restructuring expenses and costs associated with the merger and integration of our European operations and the departure of two members of senior management. We recorded costs associated with closing facilities, related asset valuation issues, and costs associated with the write-down of redundant equipment in the aggregate amount of $1.6 million and severance and other employee related costs of $0.8 million. These amounts were recorded as a charge to operating expenses, classified as other operating expense on the consolidated statement of operations.

     OTHER EXPENSE, NET

     Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. Other expenses for the year ended December 31, 2001 were $4.5 million, a 23 percent increase as compared to the same period in 2000 was due to a $0.2 million expense associated with foreign tax withholdings, $0.4 million in loan fees paid to our former bank associated with the transition of our line of credit to a new bank, a $0.7 million in expense related to the issuance of a warrant to a former officer in connection with his personal guarantee on our new line of credit and a $1.8 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of 8,126,770 shares of Common Stock, offset by a $1.6 million decrease in interest expense related to lower net borrowings on our line of credit and a $0.7 million decrease in losses associated with foreign currency exchanges.

     Other expense for the year ended December 31, 2000 was $3.7 million, a 6 percent increase as compared to the same period in 1999. The increase was due to a $0.6 million decrease in interest expense on lower average borrowings under our line of credit, offset by a $0.7 million increase in foreign currency exchange transaction losses incurred in connection with European distribution activities.

     PROVISION (BENEFIT) FOR INCOME TAXES

     We recorded a tax provision of $0.5 million for the year ended December 31, 2001, compared with a tax provision of zero for the year ended December 31, 2000. The tax provision recorded during 2001 represents estimated tax liabilities resulting from an Internal Revenue Service examination. We have a deferred tax asset of approximately $56 million that has been fully reserved at December 31, 2001. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to limitations.

     We did not record a tax provision for the year ended December 31, 2000, compared with a tax provision of $5.4 million for the year ended December 31, 1999. The tax provision recorded during 1999 represents an increase to the valuation allowance on the deferred tax asset due to the uncertainty of realization of the deferred tax asset in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, proceeds of the initial public offering and from results of operations. As of December 31, 2001, our principal resources included cash of $119,000.

     In April 2001, we secured a working capital line of credit from a bank bearing interest at the bank's prime rate or LIBOR plus 2.5 percent. At December 31, 2001, borrowings under the new working capital line of credit bore interest at 6.75 percent. Our line of credit provided for borrowings and letters of credit of up to $15.0 million based in part upon qualifying receivables and inventory. Under the line of credit, we are required to maintain a $2.0 million personal guarantee by our former Chairman, secured by $1 million in cash. The line of credit had a term of three years, subject to review and renewal by the bank on April 30 of each subsequent year.

     At September 30, 2001, we were not in compliance with some of the covenants under the line of credit. On October 26, 2001, the bank notified us that the credit agreement was being terminated, that all related amounts outstanding were due and payable and that we would no longer be able to continue to draw on the credit facility to fund future operations. Because we depend on a credit facility to fund our operations, the bank's termination of the credit agreement had, and continues to have a material adverse effect on our business. At December 31, 2001, $1.6 million was outstanding on the line of credit. In February 2002, the bank drew-down on $1.0 million of the $2.0 million personal guarantee provided by our former Chairman, which in combination with cash paid by the Company, substantially paid off the remaining outstanding balance on the line of credit. In March 2002, the Company entered into a forbearance agreement with the bank and its former Chairman, and subsequent to that agreement repaid all remaining amounts due the bank under the line of credit, and agreed to repay its former Chairman for the $1.0 million paid to the bank pursuant to the former Chairman's guarantee.

     In April 2001, we completed a private placement of 8,126,770 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for $12.7 million, and received net proceeds of approximately $11.7 million. The units were issued at $1.5625 per share. The warrants are exercisable at $1.75 per share, and the warrants can be exercised immediately. The warrants expire in March 2006. The transaction provided for a registration statement covering the shares sold or issuable upon exercise of such warrants to be filed by April 16, 2001 and become effective by May 31, 2001. In the event that the agreed effective date of the registration statement was not met, we are subject to a penalty of approximately $254,000 per month, payable in cash, until the registration statement is effective. We did not meet the effective date of the registration statement and as of the date of this filing, the registration statement has not yet been declared effective. This obligation will continue to accrue each month that the registration statement is not declared effective until the registration becomes effective or shares fall under rule 144(K), which would go into effect on April 16, 2003. Because this payment is cumulative, this obligation could have a material adverse effect on our consolidated financial condition and results of operations. As of December 31, 2001, the amount accrued was $1.8 million. We may be unable to pay the total penalty due to the investors.

     In April 2001, the Chairman provided us with a $3.0 million loan, payable in May 2002, with interest at 10 percent. In connection with this loan and the $2.0 million personal guarantee he provided under the new line of credit from a bank, the Chairman received warrants to purchase 500,000 shares of our common stock at $1.75 per share, which vested upon issuance, expiring in April 2004.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $8.1 million during the year ended December 31, 2001, primarily attributable to collections of accounts receivable, advances from distribution agreements and an increase in accounts payable due to delays in payments to vendors, substantially offset by the net loss for the year and payments of royalty liabilities. Net cash used by financing activities of $9.0 million for the year ended December 31, 2001, consisted primarily of repayments of our previous line of credit and supplemental line of credit from Titus offset by the proceeds from the private placement of 8,126,770 shares of our common stock, an advance for the development of future titles on a next generation video game console, borrowings under our new working capital line of credit and borrowings under a loan payable to our Chairman. Cash used in investing activities of $1.8 million for the year ended December 31, 2001 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                    Less Than   1 - 3      After
December 31, 2001                        Total      1 Year      Years     3 Years
                                       ----------  ----------  ---------  ---------
                                                        (In thousands)
Contractual cash obligations:
   Line of credit                       $  1,576     $ 1,576    $     -    $     -
   Other borrowings                        3,218       3,218          -          -
   Non-cancelable operating
     lease obligations                     7,992       1,835      3,665      2,492
                                        ---------    --------   --------   --------
Total contractual cash obligations      $ 12,786     $ 6,629    $ 3,665    $ 2,492
                                        =========    ========   ========   ========


     During the last six months of 2001, we have not released sufficient products to generate a profitable level of revenues, or sufficient accounts receivable to obtain an alternative to our terminated credit line. We also anticipate that delays in product releases could continue in the short-term, and funds available from ongoing operations will not be sufficient to satisfy our projected working capital and capital expenditure requirements.

     As a result, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which we believe do not meet sufficient projected profit margins, and the scaling back of certain marketing programs. We will continue to pursue various alternatives to improve future operating results, including strategic alliances such as the distribution agreement with Vivendi and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

     We are currently in the advanced stages of negotiation with a potential buyer of our product development subsidiary, Shiny Entertainment, Inc. If this sale is consummated, we believe that the proceeds from the sale, following the repayment of third party obligations, which are a condition to the transaction, should fund our operations at least through the end of 2002.

     However, there is no assurance that we will be able to complete the sale of Shiny, or that the net proceeds from the sale will be sufficient to fund our operations through December 31, 2002. Furthermore, if we are unable to complete the sale of Shiny, we will not have sufficient funds to repay our outstanding liabilities, and no assurances can be given that alternative sources of funding could be obtained on acceptable terms to us, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

ACTIVITIES WITH RELATED PARTIES

     Our operations involve significant transactions with Titus, our majority stockholder, Virgin, a wholly-owned subsidiary of Titus, and Vivendi, an owner of 5 percent of our common stock. In addition, we obtained financing from the former Chairman of the company.

TRANSACTIONS WITH TITUS

     In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 72% of our outstanding common stock, our only voting security, immediately following the conversion.

     In September 2001, Titus retained Europlay as consultants to assist with the restructuring of the company. Because the arrangement with Europlay is with Titus and Europlay's services have a direct benefit to us, we recorded an expense and a capital contribution by Titus of $75,000 for the year ended December 31, 2001 in accordance with the SEC's Staff Accounting Bulletin No. 79 "Accounting for Expenses and Liabilities Paid by Principal Stockholders." In December 2001, we agreed to reimburse Titus for consulting expenses incurred on our behalf since October 2001. As of December 31, 2001, we owed Titus $450,000 as a result of this arrangement. We have also entered into a commission-based agreement with Europlay where Europlay will assist us with strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the company.

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $21,000, $435,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the year ended December 31, 2000, we recognized $3 million in licensing revenue under a multi-product license agreement with Titus for the technology underlying one title and the content of three titles for multiple game platforms, extended for a maximum period of twelve years, with variable royalties payable to us from five to ten percent, as defined. We earned a $3 million non-refundable fully-recoupable advance against royalties upon signing and completing all of our obligations under the agreement. During the year ended December 31, 1999, we executed publishing agreements with Titus for three titles. As a result of these agreements, we recognized revenue of $2.6 million for delivery of these titles to Titus.

     As of December 31, 2001 and 2000, Titus owed us $260,000 and $280,000, respectively, and we owed Titus $1.3 million and $1.1 million, respectively. Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay. Amounts due to Titus at December 31, 2000 include borrowings of $1.0 million under the supplemental line of credit. In March 2002, Titus paid the outstanding balance due to us.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     In February 1999, we entered into an International Distribution Agreement with Virgin, which provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, we pay Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf.

     We amended our International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, we no longer pay Virgin an overhead fee or minimum commissions. In addition, we extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate, as defined. Virgin disputed the amendment to the International Distribution Agreement with us, and claimed that we were obligated, among other things, to pay for a portion of Virgin's overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products.

     We settled this dispute with Virgin in April 2001 and further amended the International Distribution Agreement and amended the Termination Agreement and the Product Publishing Agreement, all of which were entered into on February 10, 1999 when we acquired an equity interest in VIE Acquisition Group LLC, the parent entity of Virgin. As a result of the April 2001 settlement, Virgin dismissed its claim for overhead fees, VIE fully redeemed our ownership interest in VIE and Virgin paid us $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, we paid Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for us to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. We no longer have an equity interest in VIE or Virgin as of April 2001.

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $2.3 million, $4.6 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we recognized overhead fees of $1.0 million, zero and $3.9 million and certain minimum operating charges to Virgin of $333,000, zero and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned $36,000, $63,000 and $41,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2001, 2000 and 1999, respectively.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $104,000, $101,000 and $50,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, Virgin owed us $7.5 million and $12.1 million, and we owed Virgin $5.8 million and $4.8 million, respectively.

TRANSACTIONS WITH VIVENDI

     In August 2001, we entered into a distribution agreement with Vivendi (the parent company of Universal Studios, Inc., which currently owns approximately 5 percent of our common stock at March 31, 2002 but does not have representation on our Board of Directors) providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, Vivendi made four advance payments to us totaling $13.5 million. Vivendi will recoup their advances from future sales of our products, which will reduce our future cash in-flows. As of December 31, 2001, Vivendi has recouped $3.4 million of the advance payments.

     In connection with the distribution agreement with Vivendi, we incurred distribution commission expense of $2.2 million for the year ended December 31, 2001. As of December 31, 2001, Vivendi owed us $2.4 million.

TRANSACTIONS WITH A BRIAN FARGO, A FORMER OFFICER OF THE COMPANY

     In connection with our working capital line of credit obtained in April 2001, we obtained a $2 million personal guarantee in favor of the bank, secured by $1.0 million in cash, from Brian Fargo, the former Chairman of the company. In addition, Mr. Fargo provided us with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with the guarantee and loan, Mr. Fargo received warrants to purchase 500,000 shares of our common stock at $1.75 per share, expiring in April 2011. In January 2002, the bank redeemed the $1.0 million in cash pledged by Mr. Fargo in connection with his personal guarantee, and subsequently we agreed to pay that amount back to Mr. Fargo.

     We had amounts due from a business controlled by Mr. Fargo. Net amounts due, prior to reserves, at December 31, 2000 were $2.5 million. Such amounts at December 31, 2000 are fully reserved. In 2001, we wrote off this receivable.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We adopted SAB No. 101 effective January 1, 2000 and the adoption of this standard reduced net sales and cost of sales by approximately $1.7 million for the year ended December 31, 2000, but did not have an impact on our gross profit or net loss. We did not apply this standard to the 1999 period as the impact would have been immaterial to the financial statements taken as a whole.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial position or results of operations.

     In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which requires that amounts paid by a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We will adopt the provisions of the consensus on January 1, 2002 and are currently evaluating the impact of this consensus on our consolidated statement of operations. Financial statements of prior periods will be conformed to the presentation requirements of EITF 00-25 upon its adoption.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" Under the new rules, all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and will perform the first of the required impairment tests of goodwill as of January 1, 2002. We do not expect the adoption of these statements to have a material effect on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). We will adopt the provisions of SFAS No. 144 on January 1, 2002, and do not expect the adoption to have a material impact on our consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

     Our financial condition and future operating results depend upon many factors and are subject to various risks and uncertainties. Some risks and uncertainties that may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results are as follows:

WE CURRENTLY HAVE A NUMBER OF OBLIGATIONS THAT WE ARE UNABLE TO MEET WITHOUT GENERATING ADDITIONAL REVENUES OR RAISING ADDITIONAL CAPITAL. IF WE CANNOT GENERATE ADDITIONAL REVENUES OR RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY BECOME INSOLVENT AND OUR STOCK WOULD BECOME ILLIQUID OR WORTHLESS.

     As of December 31, 2001, our cash balance was approximately $119,000 and our outstanding accounts payable and current debt totaled approximately $59.3 million. If we do not receive sufficient financing we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

WE HAVE A HISTORY OF LOSSES, MAY NEVER GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS.

     For the year ended December 31, 2001, our net loss was $46.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2001 we had an accumulated deficit of $151 million. We cannot assure you that we will ever generate positive cash flow from operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

WE DEPEND, IN PART, ON EXTERNAL FINANCING TO FUND OUR CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN SUFFICIENT FINANCING ON FAVORABLE TERMS, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

     Historically, our business has not generated revenues sufficient to create operating profits. To supplement our revenues, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance, the overall conditions in our industry, and our credit rating. If we cannot raise additional capital on favorable terms, we will have to reduce our costs and sell or consolidate operations.

OUR STOCK PRICE MAY DECLINE SIGNIFICANTLY IF WE ARE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Our common stock currently is quoted on the Nasdaq National Market System. On February 14, 2002, we received a deficiency notice from Nasdaq stating that for the last 30 consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $15,000,000 and a minimum bid price per share of $3.00, as required for continued listing on the Nasdaq National Market. Additionally, we do not meet Nasdaq's alternative listing requirements, which require, among other things, that we have a stockholder's equity of $10 million, a minimum market value of publicly held shares of $5,000,000 and a minimum bid price per share of $1.00. We have been provided 90 calendar days, or until May 15, 2002, to regain compliance.

     If we fail to regain compliance, the Company expects to be notified by Nasdaq that its securities will be delisted. If this occurs, trading of our common stock may be conducted on the Nasdaq SmallCap Market, if we qualify for listing at that time, in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

TITUS INTERACTIVE, SA CONVERTED ITS REMAINING SERIES A PREFERRED SHARES INTO A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, WHICH COULD INCREASE OUR RISK OF BEING DELISTED FROM THE NASDAQ NATIONAL MARKET.

     On March 15, 2002, Titus converted its remaining shares of Series A Preferred Stock into shares of our common stock. The variable conversion price of the Series A Preferred Stock resulted in a significant number of shares of our common stock being issued to Titus at a discount to the then prevailing market price of our common stock. Such conversion increases our risk of being delisted from the Nasdaq National Market in several ways:

     o The substantial number of shares issued upon conversion of the Series A Preferred Stock and the short selling that may occur as a result of the future priced nature of those shares increases the risk that our stock price will stay below Nasdaq's minimum bid price requirement.

     o If the returns on the Series A Preferred Stock are deemed "excessive" compared with those of public investors in our common stock, Nasdaq may deny inclusion or apply more stringent criteria to the continued listing of our common stock.

     o If Nasdaq determines that the issuance of common stock to Titus upon the conversion constituted a change in control of the company or a change in its financial structure, we will need to satisfy all initial listing requirements as of that time, which currently we are unable to do.

TITUS INTERACTIVE SA CONTROLS A MAJORITY OF OUR VOTING STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF DIRECTORS AND PREVENT AN ACQUISITION OF INTERPLAY THAT IS FAVORABLE TO OUR OTHER STOCKHOLDERS.

     On March 15, 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 72 percent of our outstanding common stock, our only voting security, immediately following the conversion. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of our Board of Directors. Three of the seven members of the Board are employees or directors of Titus, and Titus' Chief Executive Officer serves as our President and interim Chief Executive Officer. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES DEPEND ON OUR DISTRIBUTORS' DILIGENT SALES EFFORTS AND OUR DISTRIBUTORS' AND RETAIL CUSTOMERS' TIMELY PAYMENTS TO US.

     Since February 1999, Virgin has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Virgin expires in February 2006. In August 2001, we entered into a Distribution Agreement with Vivendi Universal Games, Inc., (formerly known as Vivendi Universal Interactive Publishing North America), or Vivendi, pursuant to which Vivendi distributes substantially all our products in North America, as well as in South America, South Africa, Korea, Taiwan and Australia. Our agreement with Vivendi expires in December 2003, but may be extended with respect to certain named products.

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

     o either Virgin or Vivendi fails to effectively distribute our products in their respective territories; or

     o either Virgin or Vivendi otherwise fails to perform under their respective distribution agreement.

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

THE TERMINATION OF OUR EXISTING CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

     Pursuant to our credit agreement with LaSalle Business Credit Inc., or "LaSalle", entered into in April 2001, we agreed to certain covenants. In October 2001, LaSalle notified us that the credit agreement was being terminated as a result of our failure to comply with some of those covenants and we would no longer be able to continue to draw on the credit facility to fund future operations. Because we depend on a credit agreement to fund our operations, LaSalle's termination of the credit agreement has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit agreement to fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.

OUR LONG-TERM EXCLUSIVE DISTRIBUTION AGREEMENT WITH VIRGIN INTERACTIVE ENTERTAINMENT LIMITED MAY DISCOURAGE POTENTIAL ACQUIRERS FROM ACQUIRING US.

     Pursuant to the settlement agreement we entered into with Titus, Virgin Interactive Entertainment Limited, or Virgin, and their affiliate on April 11, 2001, during the seven-year term of our February 1999 distribution agreement with Virgin, we agreed not to sell, license our publishing rights, or enter into any agreement to either sell or license our publishing rights with respect to any products covered by the distribution agreement in the territory covered by the distribution agreement, with the exception of two qualified sales each year. The restrictions on sales and licensing of publishing rights until 2006 may discourage potential acquirers from entering into an acquisition transaction with us, or may cause potential acquirers to demand terms that are less favorable to our stockholders.

     In addition, we cannot terminate the distribution agreement without incurring penalties of a minimum of $10 million, subject to substantial increases pursuant to the terms of the distribution agreement, which also may discourage potential acquirers that already have their own distribution capabilities in territories covered by the distribution agreement.

A CHANGE OF CONTROL MAY CAUSE THE TERMINATION OF SOME OF OUR MATERIAL CONTRACTS WITH OUR LICENSORS AND DISTRIBUTORS.

     Some of our license, development and distribution agreements contain provisions that allow the other party to terminate the agreement upon a change in control of Interplay. Titus recently converted its remaining Series A Preferred Stock into common stock, which as of March 15, 2002 gave Titus 72 percent of our total voting power. Some of our third-party developers and licensors may assert that these events constitute a change in control of Interplay and attempt to terminate their respective agreements with us. In particular, our license for "the Matrix" allows for the licensor to terminate the license if there is a substantial change of ownership or control without their approval. The loss of the Matrix license in this manner could materially harm our ability to complete the sale of our product development subsidiary, Shiny Entertainment, Inc. and could harm our projected operating results and financial condition.

THE UNPREDICTABILITY OF FUTURE RESULTS MAY CAUSE OUR STOCK PRICE REMAIN DEPRESSED OR TO DECLINE FURTHER.

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

     We have incurred significant net losses in recent periods, including net losses of $46.3 million and $12.1 million for the years ended December 31, 2001 and 2000, respectively. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

OUR RELIANCE ON THIRD PARTY SOFTWARE DEVELOPERS SUBJECTS US TO THE RISKS THAT THESE DEVELOPERS WILL NOT SUPPLY US WITH HIGH QUALITY PRODUCTS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS.

     Third party interactive entertainment software developers, such as High Voltage develop many of our software products. Since we depend on these developers in the aggregate, we remain subject to the following risks:

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

     o    operating systems such as Microsoft Windows XP;

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

WE MAY FACE DIFFICULTY IN OBTAINING ACCESS TO RETAILERS NECESSARY TO MARKET AND SELL OUR PRODUCTS EFFECTIVELY.

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

     We currently sell our products to retailers through external distribution partners and co-publishing deals. We also derive revenues from licensing of our products to hardware companies (or OEM), selling subscriptions on our online gaming services, selling advertisements on our online web pages and selling our packaged goods through our online store. The loss of, or significant reduction in sales to, any of our principal distributors could cause material harm to our business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS MAY REDUCE THE PRICE OF OUR STOCK AND DILUTE EXISTING STOCKHOLDERS.

     We have filed registration statements covering a total of approximately
49.5 million shares of our common stock for the benefit of those shareholders. Assuming the effectiveness of these registration statements, these shares would be eligible for immediate resale in the public market. Including in these registrations are shares of common stock owned by Universal Studios, Inc. (now owned by Vivendi), which holds approximately 5% of our outstanding common stock, Titus Interactive S.A., which holds approximately 72% of our outstanding common stock, and investors that acquired shares of common stock in our April 2000 financing.

     Future sales of common stock by these holders could substantially increase the volume of shares being publicly traded and could decrease the trading price of our common stock and, therefore, the price at which you could resell your shares. A lower market price for our shares also might impair our ability to raise additional capital through the sale of our equity securities. Any future sales of our stock would also dilute existing stockholders.

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

     As a result, video game console hardware licensors can shift onto us the risk that if actual retailer and consumer demand for our interactive entertainment software differs from our forecasts, we must either bear the loss from overproduction or the lower per-unit revenues associated with producing additional discs. Either situation could lead to material reductions in our net revenues.

     If we fail to maintain any of our current licenses for console hardware, we will be unable to publish products for that console. Moreover, if we fail to maintain our license for the Microsoft Xbox, Microsoft could require us to repay an advance from them. Our agreements with Microsoft ancillary to our Xbox license require, among other things, that we continue development of our Matrix product, and that we maintain our credit agreement with LaSalle. Microsoft may consider the potential for termination of our Matrix license and the termination of our LaSalle credit agreement to be of sufficient materiality to require repayment of the advance. (See "A change of control may cause the termination of some of our material contracts with our licensors and distributors" and "Our failure to comply with the covenants in our existing credit agreement could result in the termination of the agreement and a substantial reduction in the cash available to finance our operations.") Our failure to maintain any console hardware license, or any requirement by Microsoft that we repay the advance to them, could cause material harm to our business.

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

     Our net revenues from international sales accounted for approximately 27 percent and 34 percent of our total net revenues for years ended December 31, 2001 and 2000, respectively. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

     A significant, continuing risk we face from our international sales and operations stems from currency exchange rate fluctuations. Because we do not engage in currency hedging activities, fluctuations in currency exchange rates have caused significant reductions in our net revenues from international sales and licensing due to the loss in value upon conversion into U.S. Dollars. We may suffer similar losses in the future.

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

     Our Board of Directors has the authority, without any action by the stockholders, to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, our certificate of incorporation and bylaws contain provisions that:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2001. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on any revolving line of credit agreement we maintain, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK

     Our interest rate risk is due to our working capital lines of credit typically having an interest rate based on either the bank's prime rate or LIBOR. Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future. We have no fixed rate debt.

     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized losses of $237,000, $935,000 and $125,000 during the years ended December 31, 2001, 2000 and 1999, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 will appear in our proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 will appear in our proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 will appear in our proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 will appear in our proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

     The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Reports of Independent Auditors is herein incorporated by reference.

     (2)  Financial Statement Schedules

     The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by the Reports of Independent Auditors is herein incorporated by reference.

     All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (3)  Exhibits

     The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K filed on October 26, 2001, reporting under Item 4 that we and our independent auditor, Arthur Andersen LLP had reached a mutual understanding that, as of November 15, 2001, Arthur Andersen LLP would no longer be engaged as our independent auditor.

     Current Report on Form 8-K filed on November 20, 2001, reporting under Item 4 that Arthur Andersen LLP no longer served as our independent auditor and that, on November 13, 2001, our board of directors approved and authorized the engagement of Ernst & Young LLP as our new independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 12th day of April 2002.

                                            INTERPLAY ENTERTAINMENT CORP.


                                            By:      /s/ Herve Caen
                                               --------------------------------
                                                        Herve Caen
                                            Its: Interim Chief Executive Officer
                                                 (Principal Executive Officer)


                                POWER OF ATTORNEY

     The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Herve Caen and Jeff Gonzalez, or either of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                  DATE


/s/ Herve Caen
-------------------------    Chief Executive Officer, President     April 12, 2002
Herve Caen                   and Director (Principal Executive
                             Officer)


/s/ Jeff Gonzalez
-------------------------    Chief Financial Officer                April 12, 2002
Jeff Gonzalez                (Principal Financial and
                             Accounting Officer)


/s/ Nathan Peck
-------------------------    Chief Administrative Officer and       April 12, 2002
Nathan Peck                  Director


/s/ Eric Caen
-------------------------    Director                               April 12, 2002
Eric Caen





/s/ R. Parker Jones, Jr.
-------------------------    Director                               April 12, 2002
R. Parker Jones, Jr.


/s/ Maren Stenseth
-------------------------    Director                               April 12, 2002
Maren Stenseth


/s/ Michel H. Vulpillat
-------------------------    Director                               April 12, 2002
Michel H. Vulpillat


/s/ Michel Welter
-------------------------    Director                               April 12, 2002
Michel Welter

EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION

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

10.27 Exchange Agreement dated July 20, 1999, by and among Titus Interactive S.A., Brian Fargo, Herve Caen and Eric Caen (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

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

10.39 Interplay Entertainment Corp. Common Stock Subscription Agreement, dated March 29, 2001. (incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed on April 17, 2001.)

10.40   Common Stock Purchase Warrant. (incorporated herein by reference to
        Exhibit 4.2 to the Form S-3 filed on April 17, 2001)

10.41 Microsoft Corporation Xbox Publisher License Agreement, dated October 12, 2000. (incorporated herein by reference to Exhibit 10.39 to Form 10-K/A for the year ended December 31, 2000.)

10.42 Warrant to Purchase Common Stock of Interplay Entertainment Corp., dated April 25, 2001. (incorporated herein by reference to Exhibit 10.4 to the Form S-3 filed on May 4, 2001.)

10.43 Financial Public Relations Agreement, dated August 7, 2000. (incorporated herein by reference to Exhibit 10.5 of the Form S-3 filed on May 4, 2001.)

10.44 Agreement between Interplay Entertainment Corp., Brian Fargo, Titus Interactive S.A., and Herve Caen, dated May 15, 2001. (incorporated herein by reference to Exhibit 99 to Form SCD 13D/A.)

10.45 Distribution Agreement, dated August 23, 2001. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending September 30, 2001.)

10.46 Letter Agreement re: Amendment #1 to Distribution Agreement dated August 23, 2001, dated September 14, 2001. (Portions omitted pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ending September 30, 2001.)

10.47 Letter Agreement re: Secured Advance and Amendment #2 to Distribution Agreement, dated November 20, 2001 by and between Interplay Entertainment Corp. and Vivendi Universal Interactive Publishing North America, Inc.

10.48 Letter Agreement re: Secured Advance and Amendment #3 to Distribution Agreement, dated December 13, 2001 by and between Interplay Entertainment Corp. and Vivendi Universal Interactive Publishing North America, Inc.

10.49 Third Amendment to Computer License Agreement, dated July 25, 2001 by and between Interplay Entertainment Corp. and Infogrames, Inc.

21.1 Subsidiaries of the Company. (incorporated herein by reference to Exhibit 21.1. to the Form S-1)

23.1    Consent of Ernst & Young LLP, Independent Auditors.

23.2    Consent of Arthur Andersen LLP, Independent Public Accountants.

24.1    Power of Attorney (included as page 37 to this Form 10-K).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORTS OF INDEPENDENT AUDITORS



                                                                           PAGE

Reports of Independent Auditors                                             F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2001 and 2000                   F-4

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                            F-5

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended December 31, 2001, 2000 and 1999                        F-6

Consolidated Statements of Cash Flows for
the years ended December 31, 2001, 2000 and 1999                            F-7

Notes to Consolidated Financial Statements                                  F-9

Schedule II - Valuation and Qualifying Accounts                             S-1


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Interplay Entertainment Corp.

We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.) and subsidiaries (the Company), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interplay Entertainment Corp. and subsidiaries, at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Interplay Entertainment Corp. will continue as a going concern. As more fully described in
Note 1, the Company's recurring losses from operations and its stockholders' and working capital deficits at December 31, 2001 raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ ERNST & YOUNG LLP


Orange County, California
March 18, 2002



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interplay Entertainment Corp.:

     We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed further in Notes 1 and 15, subsequent to April 16, 2001, the date of our original report, the Company incurred losses of $20.8 million during the six months ended June 30, 2001, and as of that date, based on unaudited financial statements, the Company's current liabilities exceeded its current assets by $9.2 million and the Company has experienced, and expects to continue to experience, negative operating cash flows which will require the need for additional financing. Additionally, the Company is in violation of its debt covenants. These factors, among others, as described in Notes 1 and 15, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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




/s/  Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Orange County, California

April 16, 2001, except for the matters discussed in Note 15 as to which the date is August 23, 2001


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                     2001             2000
                                                                                  ----------        ---------
                                   ASSETS
Current Assets:
     Cash                                                                         $     119         $  2,835
     Trade receivables from related parties, net of allowances
         of $4,025 and $1,988, respectively                                           6,175           10,414
     Trade receivables, net of allowances
         of $3,516 and $4,555, respectively                                           3,312           17,722
     Inventories                                                                      3,978            3,359
     Prepaid licenses and royalties                                                  10,341           17,704
     Other current assets                                                             1,162              772
                                                                                  ----------        ---------
        Total current assets                                                         25,087           52,806

Property and equipment, net                                                           5,038            5,331
Other assets                                                                            981              944
                                                                                  ----------        ---------
                                                                                  $  31,106         $ 59,081
                                                                                  ==========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current debt                                                                 $   1,576         $ 24,433
     Accounts payable                                                                13,718           10,472
     Accrued royalties                                                                7,795            7,805
     Other accrued liabilities                                                        2,999            2,352
     Advances from distributors and others                                           12,792            1,708
     Advances from related party distributor                                         10,060                -
     Loans from related parties                                                       3,218            1,000
     Payables to related parties                                                      7,098            4,913
                                                                                  ----------        ---------
          Total current liabilities                                                  59,256           52,683
                                                                                  ----------        ---------

Commitments and contingencies (Notes 1, 6, 7, 8 and 9)
Stockholders' Equity (Deficit):
     Series A preferred stock, $.001 par value, authorized 5,000,000 shares;
        issued and outstanding 383,354 and 719,424 shares, respectively              11,753           20,604
     Common stock, $.001 par value, authorized 100,000,000
       issued and outstanding 44,995,821 and 30,143,636 shares, respectively             45               30
     Paid-in capital                                                                110,701           88,759
     Accumulated deficit                                                           (150,807)        (103,259)
     Accumulated other comprehensive income                                             158              264
                                                                                  ----------        ---------
          Total stockholders' equity (deficit)                                      (28,150)           6,398
                                                                                  ----------        ---------
                                                                                  $  31,106         $ 59,081
                                                                                  ==========        =========


                             See accompanying notes.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                            2001               2000                 1999
                                                         -----------        -----------          ----------
Net revenues                                             $   35,136         $   76,475           $  82,584
Net revenues from related party distributors                 22,653             28,107              19,346
                                                         -----------        -----------          ----------
   Total net revenues                                        57,789            104,582             101,930
Cost of goods sold                                           45,816             54,061              61,103
                                                         -----------        -----------          ----------
   Gross profit                                              11,973             50,521              40,827
                                                         -----------        -----------          ----------
Operating expenses:
   Marketing and sales                                       20,038             26,482              32,432
   General and administrative                                12,622             10,249              18,155
   Product development                                       20,603             22,176              20,629
   Other                                                          -                  -               2,415
                                                         -----------        -----------          ----------
      Total operating expenses                               53,263             58,907              73,631
                                                         -----------        -----------          ----------
      Operating loss                                        (41,290)            (8,386)            (32,804)
                                                         -----------        -----------          ----------
Other income (expense):
   Interest expense                                          (4,285)            (2,992)             (3,640)
   Other                                                       (241)              (697)                169
                                                         -----------        -----------          ----------
       Total other income (expense)                          (4,526)            (3,689)             (3,471)
                                                         -----------        -----------          ----------
Loss before provision
     for income taxes                                       (45,816)           (12,075)            (36,275)
Provision for income taxes                                      500                  -               5,410
                                                         -----------        -----------          ----------
Net loss                                                 $  (46,316)        $  (12,075)          $ (41,685)
                                                         -----------        -----------          ----------
Cumulative dividend on participating preferred stock     $      966         $      870           $       -
Accretion of warrant                                            266                532                   -
                                                         -----------        -----------          ----------
Net loss available to common stockholders                $  (47,548)        $  (13,477)          $ (41,685)
                                                         ===========        ===========          ==========
Net loss per common share:
Basic and diluted                                        $    (1.23)        $    (0.45)          $   (1.86)
                                                         ===========        ===========          ==========
Shares used in calculating net loss per common share:
Basic and diluted                                         38,670,343         30,046,701          22,418,463
                                                         ===========        ===========          ==========



                             See accompanying notes.



                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                                                                                                  ACCUMU
                                                                                                  LATED
                                                                                                  OTHER
                                                                                                  COMPRE-    COMPRE-
                                  PREFERRED STOCK      COMMON STOCK                               HENSIVE    HENSIVE
                               -------------------  ------------------    PAID-IN   ACCUMULATED   INCOME     INCOME
                                 SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL     DEFICIT     (LOSS)      (L0SS)       TOTAL
                               ---------  --------  ----------  ------   ---------  -----------   -------    --------   ----------
Balance, December 31, 1998            -   $     -   18,292,431   $ 18    $ 51,918   $ (48,097)    $ 354                  $  4,193
   Issuance of common stock,
     net of issuance costs            -         -   11,408,736     12      34,838                     -                    34,850
   Exercise of stock options          -         -      287,958      -         608           -         -                       608
   Compensation for stock
     options granted                  -         -            -      -          26           -         -                        26
   Net loss                           -         -            -      -           -     (41,685)        -     $(41,685)     (41,685)
   Other comprehensive loss,
     net of income taxes:
       Foreign currency
         translation
           adjustment                 -         -            -      -           -           -       (63)         (63)         (63)
                                                                                                            ---------
         Comprehensive loss                                                                                 $(41,748)
                                                                                                            =========
                               ---------  --------  ----------  ------   ---------  ----------   -------                 ---------
Balance, December 31, 1999            -         -   29,989,125     30      87,390     (89,782)      291                    (2,071)
   Issuance of common stock,
     net of issuance costs            -         -       40,661      -         439           -         -            -          439
   Issuance of Series A
     preferred stock            719,424    19,202            -      -           -           -         -            -       19,202
   Issuance of warrants               -         -            -      -         798           -         -            -          798
   Exercise of stock options          -         -      113,850      -          42           -         -            -           42
   Accretion of warrant               -       532            -      -           -        (532)        -            -            -
   Accumulated accrued
     dividend on Series A
       preferred stock                -       870            -      -           -        (870)        -            -            -
   Compensation for stock
     options granted                  -         -            -      -          90           -         -                        90
   Net loss                           -         -            -      -           -     (12,075)        -     $(12,075)     (12,075)
   Other comprehensive loss,
      net of income taxes:
         Foreign currency
           translation
           adjustment                 -         -            -      -           -           -       (27)         (27)         (27)
                                                                                                             ---------
         Comprehensive loss                                                                                 $(12,102)
                               ---------  --------  ----------  ------   ---------  ----------   -------    =========
                                                                                                                          ---------
Balance, December 31, 2000      719,424    20,604   30,143,636     30      88,759    (103,259)      264                     6,398
   Issuance of common stock,
     net of issuance costs            -         -    8,151,253      8      11,743           -         -                    11,751
   Conversion of Series A
       preferred stock
         into common stock     (336,070)   (9,343)   6,679,306      7       9,336           -         -                         -
   Dividend payable in
     connection with
     preferred stock
       conversion                     -      (740)           -      -                       -         -                      (740)
   Issuance of warrants               -         -            -      -         675           -         -                       675
   Exercise of stock options          -         -       21,626      -           9           -         -                         9
   Accretion of warrant               -       266            -      -           -        (266)        -                         -
   Accumulated accrued
     dividend on Series A
       preferred stock                -       966            -      -           -        (966)        -             -           -
   Compensation for stock
     options granted                  -         -            -      -           4           -         -                         4
   Capital contribution
     by Titus                         -         -            -      -          75           -         -                        75
   Option issued in
     connection with
       settlement                     -         -            -      -         100           -         -                       100
   Net loss                           -         -            -      -           -     (46,316)        -     $ (46,316)    (46,316)
   Other comprehensive loss,
      net of income taxes:
         Foreign currency
           translation
             adjustment               -         -            -      -           -           -      (106)         (106)       (106)
                                                                                                            ----------
         Comprehensive loss                                                                                 $ (46,422)
                               ---------  --------  ----------  ------   ---------  ----------   -------    ==========
                                                                                                                         ---------
Balance, December 31, 2001      383,354   $11,753   44,995,821   $ 45    $110,701   $(150,807)    $ 158                  $(28,150)
                               =========  ========  ==========  ======   =========  ==========   =======                 =========



                             See accompanying notes.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                      Years Ended December 31,
                                                                               2001             2000            1999
                                                                            ----------       ----------      ----------
Cash flows from operating activities:
   Net loss                                                                 $ (46,316)       $ (12,075)      $ (41,685)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities--
      Depreciation and amortization                                             2,613            2,512           3,023
      Noncash expense for stock compensation                                      679               90              26
      Write-off of prepaid royalties and licenses                               8,124                -               -
      Deferred income taxes                                                         -                -           5,336
      Other                                                                        (6)             (27)            600
      Changes in assets and liabilities:
         Trade receivables, net                                                14,360           (3,428)         22,113
         Trade receivables from related parties                                 4,239           (2,499)         (7,915)
         Inventories                                                             (619)           2,698             246
         Prepaid licenses and royalties                                          (761)           1,545          (1,121)
         Other current assets                                                    (390)             102            (489)
         Accounts payable                                                       3,246           (2,875)        (10,056)
         Accrued royalties                                                        (10)            (145)              -
         Other accrued liabilities                                               (425)          (5,905)         (4,653)
         Payables to related parties                                            2,185           (3,202)          8,115
         Advances from distributors and others                                 21,144                -               -
                                                                            ----------       ----------      ----------
             Net cash provided by (used in) operating activities                8,063          (23,209)        (26,460)
                                                                            ----------       ----------      ----------
Cash flows used in investing activities:
   Purchase of property and equipment                                          (1,757)          (3,236)         (1,595)
                                                                            ----------       ----------      ----------
         Net cash used in investing activities                                 (1,757)          (3,236)         (1,595)
                                                                            ----------       ----------      ----------
Cash flows from financing activities:
   Net borrowings on line of credit                                             1,576                -               -
   Net borrowings (payments) of previous line of credit                       (24,433)           5,215          (5,257)
   Net borrowings (payments) of supplemental line of credit                    (1,000)           1,000               -
   Proceeds (payments) on notes payable                                         3,000             (412)              -
   Net proceeds from issuance of common stock                                  11,751              439          35,450
   Net proceeds from issuance of Series A preferred stock and warrants              -           20,000               -
   Proceeds from exercise of stock options                                          9               42               8
   Reductions (additions) to restricted cash                                        -            2,597          (2,597)
   Other financing activities                                                      75                -             236
                                                                            ----------       ----------      ----------
         Net cash (used in) provided by financing activities                   (9,022)          28,881          27,840
                                                                            ----------       ----------      ----------
Net increase (decrease) in cash                                                (2,716)           2,436            (215)
Cash, beginning of year                                                         2,835              399             614
                                                                            ----------       ----------      ----------
Cash, end of year                                                           $     119        $   2,835       $     399
                                                                            ==========       ==========      ==========



                             See accompanying notes.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OF CASH FLOWS - CONTINUED
                             (DOLLARS IN THOUSANDS)

                                                                          Years Ended December 31,
                                                                        2001        2000        1999
                                                                      --------    --------    --------
Supplemental cash flow information:
    Cash paid during the year for interest                            $ 1,592     $ 3,027     $ 3,608

Suplemental disclosure of non-cash investing and
  financing activities:
    Acquisition of remaining interest in Shiny for
         options on common stock                                        $ 100         $ -         $ -
    Accretion of preferred stock to redemption value                      266         532           -
    Dividend payable on partial conversion of preferred stock             740           -           -
    Accrued dividend on participating preferred stock                     966         870           -
    Common stock issued under Multi-Product Agreement                       -           -       1,000



                             See accompanying notes.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


1.  DESCRIPTION OF BUSINESS AND OPERATIONS

    Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), develop and publish interactive entertainment software; and distribute selected software to computer and peripheral device manufacturers for use in bundling arrangements. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube. As of December 31, 2001, Titus Interactive, S.A. ("Titus"), a France-based developer, publisher and distributor of interactive entertainment software, owned 43 percent of the Company's common stock. In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of the Company's common stock, and its common stock ownership increased to approximately 67 million shares, which represents approximately 72% of the Company's outstanding common stock, its only voting security immediately following the conversion.

    The Company has incurred substantial operating losses during the last three years, and at December 31, 2001, has a stockholders' deficit of $28.2 million and a working capital deficit of $34.2 million. The Company has historically funded its operations primarily through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

    In April 2001, the Company raised net proceeds of $11.7 million in a private placement of its common stock (Note 9). In addition, the Company's obtained a $3.0 million loan from its former Chairman, payable in May 2002, and secured a working capital line of credit from a bank which provided for borrowings and letters of credit of up to $15.0 million. In connection with obtaining the line of credit, the Company obtained a $2.0 million personal guarantee in favor of the bank, secured by $1 million in cash, from its former Chairman. The line of credit had a term of three years, subject to review and renewal by the bank on April 30 of each subsequent year (Note 5).

    At September 30, 2001, the Company was not in compliance with some of the financial covenants under the line of credit. On October 26, 2001, the bank notified the Company that the credit agreement was being terminated, that all related amounts outstanding were immediately due and payable and that the Company would no longer be able to draw on the credit facility to fund future operations. At December 31, 2001, $1.6 million was outstanding on the line of credit. In February 2002, the bank drew-down on $1.0 million of the $2.0 million personal guarantee provided by the Company's former Chairman, which in combination with cash paid by the Company, substantially paid off the remaining outstanding balance on the line of credit. In March 2002, the Company entered into a forbearance agreement with the bank and its former Chairman; subsequent to that agreement, the Company repaid all remaining amounts due the bank under the line of credit and agreed to repay its former Chairman for the $1.0 million drawn down by the bank pursuant to the former Chairman's guarantee.

    To reduce its working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back certain marketing programs. Management will continue to pursue various alternatives to improve future operating results, including strategic alliances such as the distribution agreement with Vivendi (Note 6) and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities. In addition, the Company continues to seek external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives.

    In this regard, the Company is currently in the advanced stages of negotiation with a potential buyer of its product development subsidiary, Shiny Entertainment, Inc. (Shiny). If this sale is consummated, management believes that the proceeds from the sale, following the repayment of third party obligations, which are a condition to the transaction, should be sufficient to fund the Company's operations at least through December 31, 2002.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


    However, if the Company is unable to complete the sale of Shiny, the Company will not have sufficient funds to repay its outstanding liabilities, and no assurances can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Productions Pty Ltd (Australia), Interplay Co., Ltd., (Japan), Games On-line and Shiny Entertainment, Inc. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

INVENTORIES

    Inventories consist of CD-ROMs, DVDs, manuals, packaging materials and supplies, and packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market.

PREPAID LICENSES AND ROYALTIES

    Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortizes these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


SOFTWARE DEVELOPMENT COSTS

    Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The Company has not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant.

ACCRUED ROYALTIES

    Accrued royalties consist of amounts due to outside developers based on contractual royalty rates for sales of shipped titles. The Company records a royalty expense based upon a contractual royalty rate after it has fully recouped the royalty advances paid to the outside developer, if any, prior to shipping a title.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a five year period. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining lease term.

OTHER NON-CURRENT ASSETS

    Other non-current assets consist primarily of goodwill, which the Company is amortizing on a straight-line basis over eight years (Note 3). Accumulated amortization as of December 31, 2001 and 2000 was $2.7 million and $2.1 million, respectively.

LONG-LIVED ASSETS

    As prescribed by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash, accounts receivable and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximates fair value based on interest rates currently available to the Company.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors (Notes 6 and 12). The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


that do not meet the guarantee are recognized as the minimum payments come due. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case negotiated basis, the Company permits customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. During 2001, the Company substantially increased its sales allowances as a result of the granting of price concessions to resellers on products in their inventory, in an effort to minimize product returns following the transition of the Company's North American distribution rights to Vivendi. As a result, sales allowances as a percentage of total accounts receivable increased to 44 percent at December 31, 2001 from 19 percent at December 31, 2000. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

ADVERTISING COSTS

    The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. Advertising costs approximated $6.7 million, $8.8 million and $12.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

FOREIGN CURRENCY

    The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Losses resulting from foreign currency transactions amounted to $237,000, $935,000 and $125,000 during the years ended December 31, 2001,
2000 and 1999, respectively, and are included in other income (expense) in the consolidated statements of operations.

NET LOSS PER SHARE

    Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants. For years ended December 31, 2001, 2000 and 1999, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation, as the effect of such inclusion would be antidilutive.

COMPREHENSIVE LOSS

    Comprehensive loss of the Company includes net loss adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive loss is immaterial.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


STOCK-BASED COMPENSATION

    The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 "Accounting for Stock-based Compensation" (Note 11).

RECENT ACCOUNTING PRONOUNCEMENTS

    On January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

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

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

    In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which requires that amounts paid by a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The Company will adopt the provisions of the consensus on January 1, 2002 and is currently evaluating the impact of this consensus on its consolidated statement of operations. Financial statements of prior periods will be conformed to the presentation requirements of EITF 00-25 upon its adoption.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and
SFAS No. 142, "Goodwill and Other Intangible Assets" Under the new rules, all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and will perform the first of the required impairment tests of goodwill as of January 1,


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


2002. The Company does not expect the adoption of these statements to have a material effect on its consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company will adopt the provisions of SFAS No. 144 on January 1, 2002, and does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

3.  ACQUISITION

    In 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement required the Company to pay the former owner of Shiny additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles (the earnout payments"). In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, settled all outstanding claims under the earnout payments, and resulted in the Company acquiring the remaining nine percent equity interest in Shiny for $600,000, payable in installments of cash and options on common stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny will earn royalties after the future delivery of the two titles to the Company. At December 31, 2001, the Company owed the former owner of Shiny $200,000 related to this amendment.

4.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

INVENTORIES

    Inventories consist of the following:

                                                                DECEMBER 31,
                                                         --------------------------
                                                            2001             2000
                                                         ----------      ----------
                                                            (DOLLARS IN THOUSANDS)

Packaged software                                          $ 3,230         $ 2,628
CD-ROMs, DVDs, manuals,
     packaging and supplies                                    748             731
                                                         ----------      ----------
                                                           $ 3,978         $ 3,359
                                                         ==========      ==========


PREPAID LICENSES AND ROYALTIES

    Prepaid licenses and royalties consist of the following:


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


                                                                DECEMBER 31,
                                                         --------------------------
                                                            2001             2000
                                                         ----------      ----------
Prepaid royalties for titles in development               $  7,539       $   9,254
Prepaid royalties for shipped titles                           710           6,174
Prepaid licenses and trademarks                              2,092           2,276
                                                         ----------      ----------
                                                          $ 10,341        $ 17,704
                                                         ==========      ==========

    Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $8.0 million, $14.7 million and $11.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    During the year ended December 31, 2001, the Company wrote-off $8.1 million of prepaid royalties for titles in development that were impaired due to the cancellation of certain development projects. No amounts were written-off during the year ended December 31, 2000 and the Company wrote-off $1.7 million during the year ended December 31, 1999.

PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                         --------------------------
                                                            2001             2000
                                                         ----------      ----------
Computers and equipment                                    $ 9,756        $ 10,175
Furniture and fixtures                                         107             123
Leasehold improvements                                       1,226           1,380
                                                         ----------      ----------
                                                            11,089          11,678
Less:  Accumulated depreciation and amortization            (6,051)         (6,347)
                                                         ----------      ----------
                                                           $ 5,038         $ 5,331
                                                         ==========      ==========

    For the years ended December 31, 2001, 2000 and 1999, the Company incurred depreciation expense of $2.1 million, $2.1 million and $2.6 million, respectively. During the years ended December 31, 2001 and 2000, the Company disposed of fully depreciated equipment having an original cost of $2.3 million and $8.3 million, respectively.

5.  WORKING CAPITAL LINE OF CREDIT AND LOANS FROM RELATED PARTIES

     In April 2001, the Company entered into a three year loan and security agreement ("L&S Agreement") with a bank providing for a $15.0 million working capital line of credit secured by all the assets of the Company. The L&S Agreement replaced an expiring agreement with another bank that was repaid and terminated. Advances under the new line of credit are limited to an amount based on qualified accounts receivable and inventory and bear interest at the bank's prime rate (4.75 percent at December 31, 2001), or LIBOR plus 2.5 percent. The default rate under the line of credit is the bank's prime rate plus 2 percent. At December 31, 2001, the Company was in default and borrowings under the working capital line of credit bore interest at 6.75 percent.

     In connection with the L&S Agreement, and the retirement of the former line of credit, a secured personal guarantee of $5 million previously provided by the Company's former Chairman was released, and a new personal guarantee for $2 million, secured by $1 million in cash, was provided to the new bank by the former Chairman. In addition, the former Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent secured by all the assets of the Company. In connection with the new guarantee and loan, the former Chairman received a warrant to purchase 500,000 shares of the Company's Common Stock at $1.75 per share,


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001



expiring in April 2011. The fair value of the warrant of $675,000 was deferred and is being amortized over the term of the L&S agreement.

    At December 31, 2001, the Company was in violation of certain financial covenants set forth under the L&S Agreement and the bank has exercised its right to terminate the agreement effective October 26, 2001 (Note 1). Accordingly, the remaining unamortized value of the warrant issued to the former Chairman was charged to interest expense during the fourth quarter of 2001.

     In April 2000, the Company secured a $5 million supplemental line of credit with Titus, of which $1 million was outstanding at December 31, 2000. In connection with this line of credit, Titus received a warrant to purchase 60,000 shares of the Company's Common Stock at $3.79 per share that will expire in April 2010. The Company expensed the fair value of the warrant as interest expense. In April 2001, the total outstanding balance plus accrued interest was paid in full and the agreement was canceled.

6.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                                DECEMBER 31,
                                                         --------------------------
                                                            2001             2000
                                                         ----------      ----------
Advance from console hardware manufacturer                $  5,000        $     -
Advances for distribution rights to a future title           4,000              -
Advances for other distribution rights                       3,792          1,708
                                                         ----------      ----------
                                                           $12,792        $ 1,708
                                                         ==========      ==========
Net advance from Vivendi distribution agreement            $10,060        $     -
                                                         ==========      ==========


     In August 2001, the Company entered into a distribution agreement with Vivendi Universal Games, Inc. ("Vivendi") (which indirectly owned approximately
10.4 percent of the Company's Common Stock at December 31, 2001) providing for Vivendi to become the Company's distributor in North America through December 31, 2003 for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. The agreement provided for three advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. As of December 31, 2001, Vivendi has recouped $3.4 million of their advance as a result of sales it has made of the Company's product.

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. The advance is to be repaid based on unit sales of the products under this agreement, as defined. If the full amount of the advance is not repaid by June 2003, then the remaining outstanding balance is subject to interest at the prime rate plus one percent and is due by July 15, 2003. The advance is secured by all the assets of the Company.

    In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. Subsequent to December 31, 2001, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer of the title. The settlement agreement provided, among other things, that the Company pay past due royalties to the developer and assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance and received


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


a credit of $1.6 million for past royalties owed to the distributor for other products. Lastly, the Company received an extension of one year on the term of the license agreement for other products.

    Other advances from distributors are repayable as products covered by those agreements are sold.

    In the event the Company does not perform its obligations under any of the agreements noted above, it would be obligated to refund any advances not recouped against future sales.


7.  INCOME TAXES

    Loss before provision for income taxes consists of the following:

                                          YEARS ENDED DECEMBER 31,
                                  --------------------------------------
                                      2001         2000         1999
                                  ------------  -----------  -----------
                                          (DOLLARS IN THOUSANDS)
Domestic                            $ (44,264)   $ (10,801)   $ (32,294)
Foreign                                (1,552)      (1,274)      (3,981)
                                  ------------  -----------  -----------
Total                               $ (45,816)   $ (12,075)   $ (36,275)
                                  ============  ===========  ===========

    The provision for income taxes is comprised of the following:

                                          YEARS ENDED DECEMBER 31,
                                  --------------------------------------
                                      2001         2000         1999
                                  ----------    ---------     ---------
                                          (DOLLARS IN THOUSANDS)
Current:
   Federal                         $  500        $     -       $     -
   State                                -              -             8
   Foreign                              -              -            66
                                  ----------    ---------     ---------
                                      500              -            74
Deferred:
   Federal                              -              -         4,536
   State                                -              -           800
                                  ----------    ---------     ---------
                                        -              -         5,336
                                  ----------    ---------     ---------
                                   $  500        $     -       $ 5,410
                                  ==========    =========     =========


    The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $144 million and expires through the year 2021. The Company's NOL's for State tax reporting purposes approximate $74 million and expires through the year 2011. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code Section 382.

    The Internal Revenue Service ("the IRS") is currently examining the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. The IRS has challenged the timing of certain tax deductions taken by the Company, and has asserted that an additional tax liability is due. As a result, in the third quarter of 2001, the Company established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


    A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:


                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           2001          2000           1999
                                        ---------     ----------     ----------
Statutory income tax rate                  (34.0)%        (34.0)%       (34.0)%
State and local income taxes, net of
   Federal income tax benefit               (6.0)          (3.0)         (3.0)
Valuation allowance                         40.0           37.0          51.9
Other                                        1.1              -             -
                                        ---------     ----------     ---------
                                             1.1 %            - %        14.9 %
                                        =========     ==========     =========

    The components of the Company's net deferred income tax asset (liability) are as follows:


                                                               DECEMBER 31,
                                                       ---------------------------
                                                          2001             2000
                                                       -----------      ----------

                                                          (DOLLARS IN THOUSANDS)
Current deferred tax asset (liability):
     Prepaid royalties                                   $ (4,485)       $ (7,081)
     Nondeductible reserves                                 3,645           3,135
     Accrued expenses                                         666             763
     Foreign loss and credit carryforward                     867             965
     Federal and state net operating losses                53,741          39,672
     Research and development credit carryforward             831             831
     Other                                                    305             294
                                                       -----------      ----------
                                                           55,570          38,579
                                                       -----------      ----------
Non-current deferred tax asset (liability):
     Depreciation expense                                    (181)             50
     Nondeductible reserves                                   532             389
     Other                                                      -              (6)
                                                       -----------      ----------
                                                              351             433
                                                       -----------      ----------
Net deferred tax asset before
     valuation allowance                                   55,921          39,012
Valuation allowance                                       (55,921)        (39,012)
                                                       -----------      ----------
Net deferred tax asset                                   $      -         $     -
                                                       ===========      ==========


    The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


8.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

            Year ending December 31 (Dollars in thousands):

             2002                             $ 1,835
             2003                               1,758
             2004                               1,907
             2005                               1,762
             2006                                 730
                                             ---------
                                              $ 7,992
                                             =========


    Total rent expense was $2.7 million, $2.8 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

CONTINGENCIES

     Some of the Company's license, development and distribution agreements contain provisions that allow the other party to terminate the agreement upon a change in control of the Company. In August 2001, Titus converted a portion of its Preferred Stock into Common Stock, which as of December 31, 2001 gave Titus 48 percent of the Company's total voting power. At the 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of the Board of Directors. In March 2002, Titus converted its remaining shares of preferred stock into common stock. Titus now owns approximately 72% of the Company's outstanding common stock. Some of the Company's third-party developers and licensors may assert that these events constitute a change in control of the Company and attempt to terminate their respective agreements with the Company. In particular, the Company's license for "Matrix" allows for the licensor to terminate the license if there is a substantial change of ownership or control without their approval. The agreements with a console hardware and software manufacturer (Note 6) require, among other things, that the Company continues development of the Matrix product, and that the L&S Agreement (Note 5) be maintained. As a result of the potential for termination of the Matrix license and the termination of the L&S Agreement, the Company may be required to repay the advance. In adddition, the loss of the Matrix license in this matter would materially harm the Company's ability to complete the sale of Shiny Entertainment, Inc. (Notes 1 and 16) and harm the Company's projected operating results and financial condition.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, as defined, the employees may be entitled to certain severance benefits, as defined. These agreements expire between 2002 and 2003.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


DEFICIENCY NOTICE FROM NASDAQ

     The Company's common stock currently is quoted on the Nasdaq National Market System. On February 14, 2002, the Company received a deficiency notice from Nasdaq stating that for the last 30 consecutive trading days, its common stock has not maintained a minimum market value of publicly held shares of $15,000,000 and a minimum bid price per share of $3.00, as required for continued listing on the Nasdaq National Market. Additionally, the Company does not meet Nasdaq's alternative listing requirements, which require, among other things, that it have a stockholder's equity of $10 million, a minimum market value of publicly held shares of $5,000,000 and a minimum bid price per share of $1.00. The Company has been provided 90 calendar days, or until May 15, 2002, to regain compliance.

     If the Company fails to regain compliance, the Company expects to be notified by Nasdaq that its securities will be delisted. If this occurs, trading of the Company's common stock may be conducted on the Nasdaq SmallCap Market, if it qualifies for listing at that time, in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board."

9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

    In April 2001, the Company completed a private placement of 8,126,770 units at $1.5625 per unit for total proceeds of $12.7 million, and net proceeds of approximately $11.7 million. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.75 per share, which was exercisable immediately. If the Company issues additional shares of common stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of Common Stock issued under the private placement becomes effective. The warrant expires four years after it vests. The transaction provided for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. The effective date of the registration statement was not met and the Company is incurring a penalty of approximately $254,000 per month, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these stockholders. Because the payment for non-compliance is cumulative, such obligation could have a material adverse effect on the consolidated financial condition of the Company. Moreover, the Company may be unable to pay these stockholders the amount of money due to them. During the year ended December 31, 2001, the Company accrued penalties of $1.8 million, payable to these stockholders, which was charged to results of operations and classified as interest expense.

    During 1999, the Company completed two equity transactions with Titus which provided for the issuance of 10,795,455 shares of the Company's Common Stock for $35 million. In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which has preferences under certain events, as defined. The Preferred Stock is convertible by Titus, redeemable by the Company, and accrues a 6 percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. The Company may redeem the Preferred Stock shares at the original issue price plus all accrued but unpaid dividends at any time. Titus may convert the Preferred Stock shares into shares of Common Stock at any time after May 2001. The conversion rate is the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock is entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock exercisable at $3.79 per share at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model. This resulted in the Company


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant, which is included in paid in capital. The discount on the Preferred Stock was accreted over a one-year period as a dividend to the Preferred Stock. As of December 31, 2001, the Company had accreted the full amount. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock exercisable at $3.79 per share, because the Company did not meet certain financial operating performance targets for the year ended December 31, 2000. The fair value of this warrant was recorded as additional interest expense. Both warrants expire in April 2010.

    In August 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. The Preferred Stock accrues a six percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. This conversion did not include accumulated dividends of $740,000 on the Preferred Stock, these were reclassified as an accrued liability as Titus has elected to receive the dividends in cash. In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock. Collectively, Titus has 72 percent of the total voting power of the Company's capital stock as of March 18, 2002.

    In August 2000, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock to a vendor in connection with public relations services they provided to the Company. The fair value of the warrant was expensed as general and administrative expenses. The warrant vests at certain dates over a one year period and has exercise prices between $3.00 per share and $6.00 per share, as defined. The warrant expires in August 2003.

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

EMPLOYEE STOCK PURCHASE PLAN

    Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. In 2000, the Board of Directors increased the number of shares authorized to 300,000. Of the 300,000 shares authorized to be issued under the plan, approximately 106,529 shares remained available for issuance at December 31, 2001. Employees purchased 24,483 and 40,661 shares in 2001 and 2000 for $31,000 and $89,000, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE

    Common stock reserved for future issuance at December 31, 2001 is as follows:

Convertible preferred stock                       20,741,007
Stock option plans:
       Outstanding                                 4,007,969
       Available for future grants                   253,031
Employee Stock Purchase Plan                         106,529
Warrants                                           9,686,770
                                                 ------------
Total                                             34,795,306
                                                 ============


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


10.  LOSS PER SHARE

    Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive securities. Diluted loss per share is the same as basic because the effect of outstanding stock options and warrants is anti-dillutive.

    There were options and warrants outstanding to purchase 13,694,739, 4,449,967 and 3,740,780 shares of Common Stock at December 31, 2001, 2000 and 1999, respectively, and there were 484,848 shares of restricted Common Stock at December 31, 2000 and 1999, which were excluded from the loss per share computation. The weighted average exercise price at December 31, 2001, 2000 and 1999 was $2.07, $3.03 and $3.30, respectively, for the options and warrants outstanding.

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

    Options under all three plans generally vest from three to five years. Holders of options under the 1991 Plan and the 1994 Plan shall be deemed 100 percent vested in the event of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, or a sale of all shares of Common Stock of the Company. The Company has treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes. Compensation expense for the vested portion aggregated $4,000, $90,000 and $26,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    The following is a summary of option activity pursuant to the Company's stock option plans:

                                             YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------
                                 2001                   2000                   1999
                         ----------------------  --------------------  --------------------
                                      WEIGHTED               WEIGHTED              WEIGHTED
                                      AVERAGE                AVERAGE               AVERAGE
                                      EXERCISE               EXERCISE              EXERCISE
                          SHARES       PRICE       SHARES     PRICE      SHARES      PRICE
                         ----------  ----------  ----------  --------  ----------  --------
Options outstanding at
  beginning of period    3,539,828        $2.90  3,340,780      $3.30  2,132,738      $4.73
  Granted                  739,667         1.25    968,498       2.64  2,208,028       2.14
  Exercised                (21,626)        0.47   (113,850)      0.37   (287,958)      0.04
  Canceled                (249,900)        3.36   (655,600)      5.14   (712,028)      5.29
                         ----------  ----------  ----------  --------  ----------  --------
  Options outstanding
    at end of period     4,007,969        $2.57  3,539,828      $2.90  3,340,780      $3.30
                         ==========  ==========  ==========  ========  ==========  ========
  Options exercisable    2,093,606               1,496,007             1,209,734
                         ==========              ==========            ==========


    The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization:


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


                                                YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------
                                        2001               2000             1999
                                    --------------     ------------     -------------
Risk free rate                               4.5%             6.2%              6.3%
Expected life                           6.7 years        7.3 years        7.12 years
Expected volatility                           94%              90%               90%
Expected dividends                              -                -                 -
Weighted-average grant-date
   fair value of options granted           $ 1.02           $ 2.14            $ 1.91


    A detail of the options outstanding and exercisable as of December 31, 2001 is as follows:


                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                            ------------------------------------------    ------------------------
                                              WEIGHTED       WEIGHTED                   WEIGHTED
                                              AVERAGE        AVERAGE                    AVERAGE
                               NUMBER        REMAINING       EXERCISE        NUMBER     EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING    CONTRACT LIFE       PRICE      OUTSTANDING     PRICE
------------------------    -----------    -------------    ----------    -----------   ---------
 $ 0.01 -   $   0.47            634,541         1.19          $ 0.14         634,541      $ 0.14
 $ 0.68 -   $   2.28          1,427,765         8.37            1.74         485,165        2.06
 $ 2.31 -   $   2.69          1,163,100         8.08            2.60         478,840        2.60
 $ 2.85 -   $  10.00            782,563         6.07            6.04         495,060        6.90
                            -----------    -------------   -------------  -----------   ----------
 $ 0.01 -   $  10.00          4,007,969        6.69          $ 2.57        2,093,606      $ 2.74
                            ===========    ============  ===============  ===========   ==========


    The following table shows pro forma net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation cost:

                                                                 YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                        2001              2000             1999
                                                     ----------         ---------       ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss available to common stockholders,
  as reported                                        $ (47,548)         $ (13,477)      $ (41,685)
Pro forma compensation expense                          (1,177)            (1,370)         (1,242)
                                                     ----------         ---------       ----------
Pro forma net loss available to common
  stockholders                                       $ (48,725)         $ (14,847)      $ (42,927)
                                                     ==========         =========       ==========
Basic and diluted net loss as reported               $   (1.23)         $   (0.45)      $   (1.86)
Basic and diluted pro forma net loss                 $   (1.26)         $   (0.49)      $   (1.91)


PROFIT SHARING 401(K) PLAN

    The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50 percent of the participant's contributions up to six percent of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's Board of Directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 2001, 2000 and 1999 was $255,000, $267,000 and $257,000, respectively.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


12.  RELATED PARTY TRANSACTIONS

    Amounts receivable from and payable to related parties are as follows:

                                           DECEMBER 31,        DECEMBER 31,
                                              2001                2000
                                           ------------        ------------
                                                 (DOLLARS IN THOUSANDS)
Receivables from related parties:
        Virgin                                $ 7,504             $ 12,122
        Vivendi (Note 6)                        2,437                    -
        Titus                                     260                  280
        Return allowance                       (4,026)              (1,988)
                                           -----------         ------------
        Total                                 $ 6,175             $ 10,414
                                           ===========         ============
Payables to related parties:
        Virgin                                $ 5,790              $ 4,832
        Titus                                   1,308                   81
                                           -----------         ------------
        Total                                 $ 7,098              $ 4,913
                                           ===========         ============


EVENTS WITH TITUS INTERACTIVE S.A.

    Titus, the Company's largest stockholder, recently gained a majority of the Company's stockholders' voting power, providing Titus with the ability to control the outcome of votes on proposals presented to the Company's stockholders, as well as the ability to elect a majority of the Company's directors. The events relating to Titus' gaining of majority voting power are as follows:

     o On September 5, 2001, the Company entered into a Support Agreement with Titus providing for the nomination to the Company's Board of Directors a slate of six individuals mutually acceptable to Titus and the Company for election as directors at the Company's 2001 annual meeting of stockholders, and appointing a Chief Administrative Officer ("CAO") to the Company. Also on September 5, 2001, as part of the Support Agreement, three of the existing directors resigned and three new directors acceptable to Titus were appointed by the remaining directors to fill the three vacancies. As a consequence, from September 6, 2001 until the 2001 annual meeting on September 18, 2001, the Board of Directors consisted of five individuals nominated by Titus, and two directors previously nominated by management.

     o On September 13, 2001, the Company's Board of Directors established an Executive Committee, consisting of the Company's President and CAO, to administer and oversee all aspects of the Company's day-to-day operations, including, without limitation, (a) the relationship with lenders, including LaSalle Business Credit, Inc.; (b) relations with Europlay I, LLC ("Europlay"), consultants retained to effect a restructuring of the Company; (c) capital raising efforts; (d) relationships with vendors and licensors; (e) employment of officers and employees; (f) retaining and managing outside professionals and consultants; and (g) directing management.

     o The Company's 2001 annual meeting was held on September 18, 2001. At the annual meeting, the five Titus nominees and one of the directors previously nominated by management were elected to continue to serve as directors. Subsequent to September 18, 2001, two additional independent directors were elected to the Board of Directors.

    In September 2001, Titus retained Europlay as consultants to assist with the restructuring of the Company. Because the arrangement with Europlay is with Titus and Europlay's services have a direct benefit to the Company, the Company has recorded an expense and a capital contribution by Titus of $75,000 for the year ended December 31, 2001 in accordance with the SEC's Staff Accounting Bulletin No. 79 "Accounting for Expenses and Liabilities Paid by Principal Stockholders." Beginning in October 2001, the Company agreed to reimburse Titus for consulting expense incurred on behalf of the Company. As of December 31, 2001, the Company owed Titus $450,000 as a


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


result of this arrangement. The Company has also entered into a commission-based agreement with Europlay where Europlay will assist the Company with strategic transactions, such as debt financing or equity financing, the sale of assets or an acquisition of the Company.

DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE S.A.

    In connection with the equity investments by Titus (Note 9), the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $21,000, $435,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

    Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay. Amounts due to Titus at December 31, 2000 include borrowings of $1.0 million under the supplemental line of credit. In March 2002, Titus paid the outstanding balance due to the Company.

VIRGIN INTERACTIVE ENTERTAINMENT LIMITED

    In February 1999, the Company entered into an International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin"), a wholly owned subsidiary of Titus, which provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company.

    The Company amended its International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, the Company no longer pays Virgin an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate, as defined. Virgin disputed the amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay for a portion of Virgin's overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of the Company's products.

    The Company settled this dispute with Virgin in April 2001 and further amended the International Distribution Agreement and amended the Termination Agreement and the Product Publishing Agreement, all of which were entered into on February 10, 1999 when the Company acquired an equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. As a result of the April 2001 settlement, Virgin dismissed its claim for overhead fees, VIE fully redeemed the Company's ownership interest in VIE and Virgin paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company paid Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. The Company no longer has an equity interest in VIE or Virgin as of April 2001.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


    In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $2.3 million, $4.6 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company recognized overhead fees of $1.0 million, zero and $3.9 million and certain minimum operating charges to Virgin of $333,000, zero and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    The Company has also entered into a Product Publishing Agreement with Virgin which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, the Company earned $36,000, $63,000 and $41,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2001, 2000 and 1999, respectively.

    In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $104,000, $101,000 and $50,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

VIVENDI UNIVERSAL GAMES, INC.

    In connection with the distribution agreement with Vivendi (Note 6), the Company incurred distribution commission expense of $2.2 million for the year ended December 31, 2001.

INVESTMENT IN AFFILIATE

    In connection with the International Distribution Agreement and Product Publishing Agreement, the Company had also entered into an Operating Agreement with Virgin Acquisition Holdings, LLC, which, among other terms and conditions, provided the Company with a 43.9 percent equity interest in VIE. During 1999, Titus acquired a 50.1 percent equity interest in VIE and in 2000, Titus acquired the 6 percent originally owned by the two former members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary. The Company and Titus together held a 100 percent equity interest in VIE as of December 31, 2000. As part of the terms of the April 2001 settlement with Virgin, VIE redeemed the Company's ownership interest in VIE. The Company no longer has any equity interest in VIE or Virgin as of April 2001.

    The Company accounted for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the years ended December 31, 2001, 2000 and 1999.

RESTRUCTURING OF EUROPEAN OPERATIONS

     In 1999, the Company discontinued its direct and then existing affiliate distribution activities in Europe and appointed Virgin as its exclusive distributor in Europe. In connection with exiting its direct and then existing affiliated distribution activities, the Company restructured its operations by terminating employees, closing facilities, retiring redundant assets, and transitioning selected employees to the Virgin organization. In accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs Incurred in a Restructuring," the Company recorded a provision of $2.4 million as restructuring expenses and costs associated with the merger and integration of its European operations and the departure of two members of senior management. The Company recorded costs associated with closing facilities, related asset valuation issues, and costs associated with the write-down of redundant equipment in the aggregate amount of $1.6 million and severance and other employee related costs of $0.8 million. These amounts were recorded as a charge to operating expenses, classified as other operating expense on the consolidated statement of operations.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


OTHER

    The Company had amounts due from a business controlled by the former Chairman of the Company. Net amounts due, prior to reserves, at December 31, 2000 were $2.5 million. Such amounts at December 31, 2000 are fully reserved. In 2001, the Company wrote off this receivable.

13.  CONCENTRATION OF CREDIT RISK

    As of December 31, 2001, substantially all of the Company's sales were to its distributors Virgin and Vivendi. Virgin and Vivendi each have exclusive rights to distribute the Company's products in substantial portions of the world. As a consequence, the distribution of the Company's products by Virgin and Vivendi will generate a substantial majority of the Company's revenues, and proceeds from Virgin and Vivendi from the distribution of the Company's products will constitute a substantial majority of the Company's operating cash flows. Therefore, the Company's revenues and cash flows could fall significantly and the Company's business and financial results could suffer material harm if:

     o either Virgin or Vivendi fails to deliver to the Company the full proceeds owed it from distribution of its products;

     o either Virgin or Vivendi fails to effectively distribute the Company's products in their respective territories; or

     o either Virgin or Vivendi otherwise fails to perform under their respective distribution agreements.

    The Company typically sells to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. The Company confronts the risk of non-payment from its customers, whether due to their financial inability to pay the Company, or otherwise. In addition, while the Company maintains a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to the Company's business.

    For the years ended December 31, 2001, 2000 and 1999, Virgin accounted for approximately 22, 29 and 22 percent, respectively, of net revenues in connection with the International Distribution Agreement (Note 12). Vivendi accounted for 17 percent of net revenues in the year ended December 31, 2001.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


14.  SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company operates in one principal business segment. Information about the Company's operations in the United States and foreign markets is presented below:

                                                           YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                   2001                2000                1999
                                                ----------          ----------          ----------
Net revenues:                                                  (DOLLARS IN THOUSANDS)
     United States                              $   57,784          $ 104,377           $  92,244
     United Kingdom                                      5                205               9,686
                                                ----------          ----------          ----------
       Consolidated net revenues                $   57,789          $ 104,582           $ 101,930
                                                ----------          ----------          ----------
 Loss from operations:
   United States                                $  (39,533)         $  (7,057)          $ (28,824)
   United Kingdom                                   (1,757)            (1,329)             (3,980)
                                                ----------          ----------          ----------
       Consolidated loss from operations        $  (41,290)         $  (8,386)          $ (32,804)
                                                ----------          ----------          ----------
 Expenditures made for the acquisition
    of long-lived assets:
      United States                             $    1,736          $   3,177           $   1,595
      United Kingdom                                    21                 59                   -
                                                ----------          ----------          ----------
        Total expenditures for
          long-lived assets                     $    1,757          $   3,236           $   1,595
                                                ==========          ==========          ==========


    Net revenues were made to geographic regions as follows:

                                            YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------
                              2001                   2000                     1999
                       ------------------   ---------------------     ----------------------
                         AMOUNT   PERCENT     AMOUNT      PERCENT      AMOUNT       PERCENT
                       ---------  -------   ----------    -------     ----------    --------
                                              (DOLLARS IN THOUSANDS)
North America          $ 36,339       63 %   $ 56,454         54 %    $  49,443          49 %
Europe                   12,597       22       28,107         27         23,901          23
Rest of World             2,854        5        6,970          7          6,409           6
OEM, royalty and
   licensing              5,999       10       13,051         12         22,177          22
                       ---------  -------   ----------    -------     ----------    --------
                       $ 57,789      100 %  $ 104,582        100 %    $ 101,930         100 %
                       =========  =======   ==========    =======     ==========    ========

Long-lived assets by geographic regions, net:

                           DECEMBER 31,               DECEMBER 31,
                              2001                       2000
                      ------------------------   --------------------
                       AMOUNT       PERCENT       AMOUNT      PERCENT
                      --------      -------      --------     -------
                                   (DOLLARS IN THOUSANDS)

North America          $ 5,894          98 %      $ 6,139         98 %
Europe                      75           1             76          1
OEM, royalty and
   licensing                50           1             60          1
                      --------      -------      --------     -------
                       $ 6,019         100 %      $ 6,275        100 %
                      ========      =======      ========     =======


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                DECEMBER 31, 2001


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The Company's summarized quarterly financial data is as follow:

                                                 MARCH 31         JUNE 30         SEPTEMBER 30       DECEMBER 31
                                                ----------      -----------       ------------       -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2001:
Net revenues                                      $ 17,313         $ 14,802            $ 4,166          $ 21,508
                                                ===========     ============      =============      ============
Gross profit (loss)                                $ 6,828          $ 3,809           $ (7,282)          $ 8,618
                                                ===========     ============      =============      ============
Net loss                                          $ (8,422)       $ (12,398)         $ (20,648)         $ (4,848)
                                                ===========     ============      =============      ============

Net loss per common share basic/diluted            $ (0.30)         $ (0.34)           $ (0.50)          $ (0.09)
                                                ===========     ============      =============      ============
Year ended December 31, 2000:
Net revenues                                      $ 18,143         $ 24,921           $ 31,631          $ 29,887
                                                ===========     ============      =============      ============
Gross profit                                       $ 8,571         $ 13,465           $ 15,436          $ 13,049
                                                ===========     ============      =============      ============
Net income (loss)                                 $ (5,498)        $ (1,903)             $ 113          $ (4,787)
                                                ===========     ============      =============      ============

Net loss per common share basic/diluted            $ (0.18)         $ (0.08)           $ (0.01)          $ (0.18)
                                                ===========     ============      =============      ============


16.  SUBSEQUENT EVENTS

PENDING ASSET SALE

    The Company is in the advanced stages of negotiation with a potential buyer of its product development subsidiary, Shiny. If this sale is consummated, the Company believes that the proceeds from the sale, following the repayment of third party obligations, which are a condition to the transaction, should fund its operations at least through the end of 2002. However, there is no assurance that the Company will be able to complete the sale or that the net proceeds from the sale will fund its operations through the end of the year. Furthermore, if the Company is not able to complete the transaction, the Company may not be able to fund its operations or continue as a going concern without receiving immediate alternative financing.

CONVERSION OF SERIES A PREFERRED STOCK

    In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into approximately 47.5 million shares of the Company's Common Stock. Titus now owns approximately 67 million shares of Common Stock, which represents approximately 72% of the Company's outstanding Common Stock, its only voting security, immediately following the conversion.



                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                                                       TRADE RECEIVABLES ALLOWANCE
                                  --------------------------------------------------------------
                                    BALANCE AT     PROVISIONS FOR                     BALANCE AT
                                   BEGINNING OF        RETURNS        RETURNS AND       END OF
          PERIOD                      PERIOD       AND DISCOUNTS      DISCOUNTS         PERIOD
                                  -------------    --------------     ------------    ----------
Year ended December 31, 1999        $   18,431       $    25,187      $  (34,457)     $    9,161
                                  =============    ==============     ============    ==========

Year ended December 31, 2000        $    9,161       $    19,016      $  (21,634)     $    6,543
                                  =============    ==============     ============    ==========

Year ended December 31, 2001        $    6,543       $    19,875      $  (18,877)     $    7,541
                                  =============    ==============     ============    ==========


                                   Page S-1