Form 10-K/A
period 2001-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2002-04-30
CIK 1057232

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

                           ---------------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)
                           ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 15, 2002, 93,060,857 shares of Common Stock of the Registrant were issued and outstanding and the aggregate market value of voting common stock held by non-affiliates was $3,032,659.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 15, 2002



     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 15, 2002 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY INFORMATION CONCERNING DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

     The following table sets forth certain information regarding the Company's directors and executive officers and certain significant employees, and their ages as of April 30, 2002:

      NAME                     AGE       POSITION WITH THE COMPANY
Herve Caen                     39        Chairman of the Board of Directors,
                                           President and Interim Chief
                                           Executive Officer

Jeff Gonzalez                  34        Chief Financial Officer

Nathan Peck                    77        Chief Administrative Officer and Director

Phillip G. Adam                47        Vice President of Business Development

Gary Dawson                    52        Vice President of Sales and Marketing

Jill S. Goldworn               38        President of Interplay OEM, Inc.

David Perry                    33        President of Shiny Entertainment, Inc.

Calvin Morrell                 45        President of GamesOnline.com, Inc.

Eric Caen                      36        Director

Michel H. Vulpillat(2)         40        Director

Michel Welter                  43        Director

Maren Stenseth(1)(2)           40        Director

R. Parker Jones(1)             45        Director

---------------

(1)  Member of the Audit Committee of the Board of Directors.

(2)  Member of the Compensation Committee of the Board of Directors.


BACKGROUND INFORMATION CONCERNING DIRECTORS

     HERVE CAEN joined the Company as President and a director in November 1999. Mr. Caen was appointed Interim Chief Executive Officer in January 2002 to fill the vacancy created by Brian Fargo's resignation in January 2002. Mr. Caen has served as Chairman of the Company's Board of Directors since September 2001. Mr. Caen has served as Chairman of the Board of Directors and Chief Executive Officer of Titus Interactive SA, an interactive entertainment software company, since 1991. Mr. Caen also serves as Managing Director of Titus Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since 1985, 1991 and 1998, respectively. Mr. Caen also serves as Chief Executive Officer of Titus Software Corporation, Chairman of Titus Software UK Limited and Representative Director of Titus Japan KK, which positions he has held since 1988, 1991 and 1998, respectively.

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

     NATHAN PECK joined the Company as interim Chief Administrative Officer in August 2001 and a director in September 2001. Prior to joining the Company, From November 1998 to August 2001, Mr. Peck served as a director and consultant to Virgin Interactive Entertainment, Limited. Virgin Interactive Entertainment, Limited is a developer, publisher, and distributor of video games in Europe. Mr. Peck also served as a consultant and director of Synthean, Inc., a business software development company, and is currently serving as a consultant for Tag-It Pacific, Inc., a trim distribution company serving the apparel industry.

     MICHEL H. VULPILLAT joined the Company's Board of Directors in September 2001. Mr. Vulpillat is currently the owner of Edge LLC, a consulting company in the fields of international business and business engineering started in 1996. Mr. Vulpillat has served as Vice President of Special Operations of Titus Interactive since 1998. From 1988 to 1994, Mr. Vulpillat co-founded and served as Chief Executive Officer of Titus Software Corporation. Mr. Vulpillat received a Ph.D in thermodynamics and fluid mechanics from ENSAM, a French University, and received various French Diplomas in business and mechanical engineering.

     MICHEL WELTER joined the Company's Board of Directors in September 2001. Mr. Welter also serves as President of CineGroupe International, a Canadian company, which develops, produces and distributes animated television series and movies. From 1990 to the end of 2000, Mr. Welter served as President of Saban Enterprises where he launched the international merchandising for the hit series "Power Rangers" and was in charge of international business development where he put together numerous co-productions with companies in Europe and Asia.

     MAREN STENSETH joined the Company's Board of Directors in November 2001. Ms. Stenseth has worked in public accounting since 1986, concentrating on business management for the entertainment industry. In December 1999, Ms. Stenseth initiated her practice in Santa Monica, California specializing in income taxation and personal financial planning. From 1997 to 1999, Ms. Stenseth was a Manager of Satriano and Hilton, Certified Public Accountants.

     R. PARKER JONES joined the Company's Board of Directors in December 2001. From June 1990 to the present, Mr. Jones has served as Director of Manulife Financial, the Toronto based financial services company with offices throughout North America. Mr. Jones' responsibilities have been primarily focused on the Los Angeles real estate portfolio. Prior to Manulife, Mr. Jones was Vice President, Marketing at Westgroup, Inc. and Assistant Vice President at Lowe Enterprises (1985-1990), both Los Angeles area real estate development concerns. Mr. Jones received his B.A. in Political Science from the University of California, Los Angeles.

DIRECTOR COMPENSATION

     The Company's non-employee directors receive cash compensation of $5,000 per quarter for attendance at Board of Directors or committee meetings. In December 2001, the Company granted to each of Michel H. Vulpillat and Michel Welter an option to purchase up to 25,000 shares of the Company's common stock, exercisable at $.68 per share and granted to R. Parker Jones an option to purchase up to 25,000 shares of the Company's common stock, exercisable at $.80 per share. The above director options are each for a term of ten years and vest over the first three years.

BACKGROUND INFORMATION CONCERNING EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

     JEFF GONZALEZ joined the Company in November 2001 as its Chief Financial Officer and Secretary. Prior to joining the Company, he was Chief Financial Office of Trimark Holdings, Inc. from September 1998 to September 2000. Mr. Gonzalez was instrumental in the sale of Trimark to Lions Gate Entertainment. During July 1994 to September 1998, Mr. Gonzalez was the controller of Morgan Creek Productions, a film production company. Mr. Gonzalez started his career at PricewaterhouseCoopers and is a Certified Public Accountant.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten-percent Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all of the Company's officers, directors and ten-percent Stockholders complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three fiscal years ended December 31, 2001, by the Company's Chief Executive Officer and each of the two other most highly compensated executive officers of the Company whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company serving at December 31, 2001, received total salary and bonus during 2001 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                        ANNUAL COMPENSATION         SECURITIES        ALL OTHER
                                                      -----------------------       UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR       SALARY         BONUS        OPTIONS(#)            (1)
---------------------------                  ----     -----------    --------      -------------     ------------
Brian Fargo                                  2001     $200,000(2)          --             --            $2,500
      Chief Executive Officer                2000      200,000(2)          --             --            $2,917
                                             1999      200,000             --        500,000                --

Herve Caen                                   2001     $250,000             --             --                --
    President                                2000       62,500(3)          --             --                --
                                             1999           --             --             --                --

Manuel Marrero (4)                           2001     $198,000       $200,000                           $2,228
    Chief Financial Officer and              2000      198,000       $100,000        150,000            $2,228
    Chief Operating Officer                  1999      158,775             --        150,000                --

---------------
(1) Consists of matching payments made under the Company's 401(k) plan (see "--Employee Benefit Plans--401(k) Plan").

(2) In November 1999 Mr. Fargo entered into an employment agreement with the Company providing for an annual base salary of $250,000. Mr. Fargo has waived payment of $50,000 of his annual salary, but may require the Company to re-commence payment of his full salary at any time. Mr. Fargo resigned from the Company in January 2002.

(3) Mr. Caen joined the Company in November 1999 at an annual base salary of $250,000. Mr. Caen waived payment of his salary through October 2000.

(4)  Mr. Marrero's employment with the Company was terminated in November 2001.


             STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2001.

                                                                                       POTENTIAL REALIZABLE
                                          PERCENT                                        VALUE AT ASSUMED
                         NUMBER OF        OF TOTAL                                       ANNUAL RATES OF
                        SECURITIES        OPTIONS                                          STOCK PRICE
                        UNDERLYING       GRANTED TO       EXERCISE                       APPRECIATION FOR
                          OPTIONS       EMPLOYEES IN        PRICE      EXPIRATION       OPTION TERM ($)(3)
NAME                    GRANTED(1)      FISCAL YEAR        ($/SH)        DATE(2)         5%           10%
----                    ----------      ------------      --------     ----------     --------      --------
Manuel Marrero           300,000           40.6%           $1.51        4/12/11       $284,889      $721,965

-------------------


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


           AGGREGATE OPTION EXERCISES AND 2001 YEAR-END OPTION VALUES

           Shown below is information relating to the exercise of stock options during the year ended December 31, 2001, for each of the Named Executive Officers, and the year-end value of unexercised options.

                                                                   NUMBER OF SECURITIES            VALUE OF
                                                                        UNDERLYING            UNEXERCISED IN-THE-
                                                                    UNEXERCISED OPTIONS        MONEY OPTIONS AT
                                                                        AT YEAR-END                YEAR-END
                          SHARES ACQUIRED                              (EXERCISABLE/             (EXERCISABLE/
NAME                        ON EXERCISE         VALUE REALIZED        UNEXERCISABLE)           UNEXERCISABLE)(1)
----                      ---------------       --------------     ---------------------      -------------------
Brian Fargo                      --                   --              340,000/310,000                $0/$0
Herve Caen                       --                   --                    0/0                      $0/$0
Manuel Marrero                   --                   --              200,000/400,000                $0/$0

-------------------
(1) Represents an amount equal to difference between the closing sale price for the Company's common stock ($0.46) on the Nasdaq National Market on December 31, 2001, and the option exercise price, multiplied by the number of unexercised in-the-money options.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Brian Fargo for a term of three years through November 2002. The employment agreement provides for a base salary of $250,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Fargo is terminated without cause or resigns for good reason as set forth in the agreement, the Company is required to pay Mr. Fargo 150% of his base salary and 75% of his imputed annual bonuses for the remainder of the term of the agreement, which payments are contingent upon Mr. Fargo's non-competition with the Company, as defined in the agreement. Mr. Fargo is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time. Mr. Fargo has waived payment of $50,000 of his annual salary. Mr. Fargo resigned as Company's Chairman of the Board of Directors and Chief Executive Officer in January 2002, and his employment agreement has been terminated.

     The Company has entered into an employment agreement with Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as the Company's Chairman of the Board of Directors, President and interim Chief Executive Officer. The employment agreement provides for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by the Company from time to time. Mr. Caen waived payment of his salary through October 2000.

     The Company entered into an employment agreement with Manuel Marrero for a term of five years through March 15, 2004. The employment agreement provides for a base salary of $198,000 per year, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In the event that Mr. Marrero is terminated without cause, the Company is required to pay Mr. Marrero his base salary plus a $50,000 annual bonus for the longer of (i) a period of one year following the termination or
(ii) through the end of the term of the employment agreement. Such post-termination payments are contingent upon Mr.

Marrero's non-competition with the Company, as defined in the agreement. Mr. Marrero was terminated with cause in November 2001, and his employment agreement has been terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Michel H. Vulpillat and Maren Stenseth. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2001, decisions regarding executive compensation were made by the Compensation Committee. Directors who were members of the Compensation Committee during 2001 were Mr. Barnett, Mr. Roach, Mr. Vulpillat and Ms. Stenseth. None of the 2001 members of the Compensation Committee nor any of the Company's 2001 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of April 15, 2002, for
(i) each person (or group of affiliated persons) who is known by the Company to own beneficially five percent or more of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                                        SHARES            PERCENTAGE OF
                                                     BENEFICIALLY          OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(1)          SHARES OWNED(2)
------------------------------------                -------------        ---------------
Titus Interactive SA                                67,449,021(3)              63.6%
Herve Caen                                          67,449,021(4)              63.6%
Eric Caen                                           67,449,021(4)              63.6%
     20432 Corisco Street
     Chatsworth, CA 91311
Brian Fargo                                          4,004,378(5)               3.8%
     16815 Von Karman Avenue
     Irvine, CA  92606
Manuel Marrero                                             0                    *
Jeff Gonzalez                                              0                    *
Nathan Peck                                                0                    *
Michel Vulpillat (6)                                       0                    *
Maren Stenseth                                             0                    *
R. Parker Jones                                            0                    *

All Directors and Executive Officers
  as a Group (9 persons)                            67,449,021(3)(4)           63.6%

----------------
 * Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 15, 2001, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Based on 93,060,857 shares of common stock outstanding as of April 15, 2002.

(3) Includes 460,298 shares subject to warrants exercisable within 60 days of April 25, 2002.

(4) Messrs. Herve Caen and Eric Caen are officers, directors and principal shareholders of Titus Interactive SA. In such capacities Messrs. Herve Caen and Eric Caen may be deemed to beneficially own shares of common stock beneficially held by Titus, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares.

(5) Includes 500,000 shares subject to warrants exercisable within 60 days of April 25, 2002.

(6) Mr. Vulpillat is currently director of Titus and owns less than 0.1% of the outstanding capital stock of Titus. Mr. Vulpillat disclaims beneficial ownership of the Company's shares held by Titus


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our operations involve significant transactions with Titus Interactive S.A. ("Titus"), our majority stockholder, Virgin Interactive Entertainment Limited ("Virgin"), a wholly-owned subsidiary of Titus, and Vivendi Universal Games, Inc. ("Vivendi"), an owner of approximately 4.4% percent of our common stock. In addition, we obtained financing from the former Chairman of the Company.

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

     In September 2001, Titus retained Europlay as consultants to assist with the restructuring of the Company. Because the arrangement with Europlay is with Titus and Europlay's services have a direct benefit to the Company, the Company has recorded an expense and a capital contribution by Titus of $75,000 for the year ended December 31, 2001 in accordance with the SEC's Staff Accounting Bulletin No. 79 "Accounting for Expenses and Liabilities Paid by Principal Stockholders." Beginning in October 2001, the Company agreed to reimburse Titus for consulting expense incurred on behalf of the Company. As of December 31, 2001, the Company owed Titus $450,000 as a result of this arrangement. The Company has also entered into a commission-based agreement with Europlay where Europlay will assist the Company with strategic transactions, such as debt financing or equity financing, the sale of assets or an acquisition of the Company.

     In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 64% of our outstanding common stock, our only voting security, immediately following the conversion.

TRANSACTIONS WITH TITUS

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $21,000, $435,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     On September 13, 2001, the Company orally agreed to sell to Titus distribution rights to its products in the territories of Australia, New Zealand and Asia. Because of Titus' relationship with the Company, the sale of the properties was conditional upon approval of the transaction by a committee of our Board of Directors comprised of disinterested directors. The transaction was also conditional upon the completion by Titus of its due diligence on the properties. Titus advanced $1.0 million to the Company to be held as a good faith deposit against the purchase price pending approval by the Board committee and completion by Titus of its due diligence. If the agreement was not consummated, Titus would be entitled to a breakup fee of 0.25 percent per week that we held the $1.0 million deposit. The Board committee did not approve the transaction, and Titus elected not to purchase the properties following completion of its due diligence. As a consequence, the Company terminated the agreement and on September 26, 2001 the $1.0 million deposit was returned to Titus and Titus waived the breakup fee.

     As of December 31, 2001 and 2000, Titus owed the Company $260,000 and $280,000, respectively, and the Company owed Titus $1.3 million and $1.1 million, respectively. Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay. Amounts due to Titus at December 31, 2000 include borrowings of $1.0 million under the supplemental line of credit. In March 2002, Titus paid the outstanding balance due to the Company.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     In February 1999, the Company entered into an International Distribution Agreement with Virgin, which provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, we pay Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf.

     The Company amended our International Distribution Agreement with Virgin effective January 1, 2000. Under the amended Agreement, we no longer pay Virgin an overhead fee or minimum commissions. In addition, we extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Virgin to earn a higher commission rate, as defined. Virgin disputed the amendment to the International Distribution Agreement with us, and claimed that we were obligated, among other things, to pay for a portion of Virgin's overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Virgin on its distribution of our products.

     The Company settled this dispute with Virgin in April 2001 and further amended the International Distribution Agreement and amended the Termination Agreement and the Product Publishing Agreement, all of which were entered into on February 10, 1999 when we acquired an equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Virgin. As a result of the April 2001 settlement, Virgin dismissed its claim for overhead fees, VIE fully redeemed our ownership interest in VIE and Virgin paid us $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, we paid Virgin a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for us to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. We no longer have an equity interest in VIE or Virgin as of April 2001.

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

     The Company has also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, the Company earned $36,000, $63,000 and $41,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2001, 2000 and 1999, respectively.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $104,000, $101,000 and $50,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, Virgin owed us $7.5 million and $12.1 million, and the Company owed Virgin $5.8 million and $4.8 million, respectively.

TRANSACTIONS WITH A BRIAN FARGO, A FORMER OFFICER OF THE COMPANY

     In connection with our working capital line of credit obtained in April 2001, the Company obtained a $2 million personal guarantee in favor of the bank, secured by $1.0 million in cash, from Brian Fargo, the former Chairman of the company. In addition, Mr. Fargo provided us with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with the guarantee and loan, Mr. Mr. Fargo received warrants to purchase 500,000 shares of our common stock at $1.75 per share, expiring in April 2011. In January 2002, the bank redeemed the $1.0 million in cash pledged by Mr. Fargo in connection with his personal guarantee, and subsequently we agreed to pay that amount back to Mr. Fargo pursuant to a settlement agreement entered into in March 2002.

     The Company had amounts due from a business controlled by Mr. Fargo. Net amounts due, prior to reserves, at December 31, 2000 were $2.5 million. Such amounts at December 31, 2000 are fully reserved. In 2001, the Company wrote off this receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 30th day of April 2002.

                                         INTERPLAY ENTERTAINMENT CORP.


                                         By:   /S/ HERVE CAEN
                                              ---------------------------------
                                                       Herve Caen
                                         Its:  Interim Chief Executive Officer
                                              (Principal Executive Officer)


                                         By:   /S/ JEFF GONZALEZ
                                              ---------------------------------
                                                     Jeff Gonzalez
                                         Its:  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

   23.1       Consent of Arthur Andersen LLP, Independent Public Accountants.