Form 10-K/A
period 2001-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2002-05-02
CIK 1057232

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 2
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 15, 2002



     The following Items amend the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 15, 2002, as amended by the Form 10-K/A filed on April 30, 2002 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Items 12 and 13 of the Form 10-K inadvertently misstated the percentage ownership of the Company's common stock by certain beneficial owners, officers and directors of the Company. The following Items 12 and 13 amend and replace the previously filed Items 12 and 13 of the Form 10-K. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.


                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock as of April 15, 2002, for
(i) each person (or group of affiliated persons) who is known by the Company to own beneficially five percent or more of the Company's common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. The address of each person listed is in care of the Company, 16815 Von Karman Avenue, Irvine, California 92606, unless otherwise set forth below such person's name.


                                                        SHARES           PERCENTAGE OF
                                                     BENEFICIALLY         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(1)         SHARES OWNED(2)
------------------------------------               ---------------      ---------------
Titus Interactive SA                                67,449,021(3)              72.1%
     20432 Corisco Street
     Chatsworth, CA 91311
Herve Caen                                          67,449,021(3)              72.1%
Eric Caen                                           67,449,021(3)              72.1%
Universal Studios, Inc.                              4,658,216                  5.0%
     100 Universal City Plaza
     Universal City, CA  91608
Brian Fargo                                          4,004,378(4)               4.3%
Manuel Marrero                                             0                    *
Jeff Gonzalez                                              0                    *
Nathan Peck                                                0                    *
Michel Vulpillat (5)                                       0                    *
Maren Stenseth                                             0                    *
R. Parker Jones                                            0                    *

All Directors and Executive Officers
   as a Group (9 persons)                           71,453,399(6)              76.0%

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

(3) Includes 460,298 shares subject to warrants exercisable within 60 days of April 15, 2002. Messrs. Herve Caen and Eric Caen are officers, directors and principal shareholders of Titus Interactive SA. In such capacities Messrs. Herve Caen and Eric Caen may be deemed to beneficially own shares of common stock beneficially held by Titus, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares.

(4) Includes 500,000 shares subject to warrants exercisable within 60 days of April 15, 2002.

(5) Mr. Vulpillat is currently director of Titus and owns less than 0.1% of the outstanding capital stock of Titus. Mr. Vulpillat disclaims beneficial ownership of the Company's shares held by Titus.

(6) Includes 960,298 shares subject to warrants exercisable within 60 days of April 15, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our operations involve significant transactions with Titus Interactive S.A. ("Titus"), our majority stockholder, Virgin Interactive Entertainment Limited ("Virgin"), a wholly-owned subsidiary of Titus, and Vivendi Universal Games, Inc. ("Vivendi"), an owner of approximately 5% percent of our common stock. In addition, we obtained financing from the former Chairman of the Company.

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

     In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 72.1% of our outstanding common stock, our only voting security, immediately following the conversion.

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

TRANSACTIONS WITH VIVENDI

     In August 2001, the Company entered into a distribution agreement with Vivendi (the parent company of Universal Studios, Inc., which currently owns approximately 5 percent of our common stock at March 31, 2002 but does not have representation on our Board of Directors) providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, Vivendi made four advance payments to us totaling $13.5 million. Vivendi will recoup their advances from future sales of our products, which will reduce our future cash in-flows. As of December 31, 2001, Vivendi has recouped $3.4 million of the advance payments.

     In connection with the distribution agreement with Vivendi, the Company incurred distribution commission expense of $2.2 million for the year ended December 31, 2001. As of December 31, 2001, Vivendi owed the Company $2.4 million.

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