Form 10-Q
period 2002-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2002-05-15
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         CLASS                          ISSUED AND OUTSTANDING AT MAY 12, 2001
         -----                          --------------------------------------
Common Stock, $0.001 par value                        93,060,857

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS
                                 --------------

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2002
          (unaudited) and December 31, 2001                                    3

          Condensed Consolidated Statements of Operations for
          the Three Months ended March 31, 2002 and
          2001 (unaudited)                                                     4

          Condensed Consolidated Statements of Cash Flows for
          the Three Months ended March 31, 2002 and
          2001 (unaudited)                                                     5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   33

Item 2.   Changes in Securites and Use of Proceeds                            33

Item 6.   Exhibits and Reports on Form 8-K                                    33

SIGNATURES                                                                    35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                    MARCH 31,      DECEMBER 31,
                             ASSETS                                   2002             2001
                                                                  --------------   -------------
Current Assets:                                                    (UNAUDITED)
     Cash                                                           $        61     $       119
     Trade receivables from related parties, net of allowances
         of $2,322 and $4,025, respectively                               3,445           6,175
     Trade receivables, net of allowances
         of $4,123 and $3,516, respectively                               1,986           3,312
     Inventories                                                          3,903           3,978
     Prepaid licenses and royalties                                      10,499          10,341
     Other current assets                                                   675           1,162
                                                                    ------------    ------------
        Total current assets                                             20,569          25,087

Property and equipment, net                                               4,656           5,038
Other assets                                                                981             981
                                                                    ------------    ------------
                                                                    $    26,206     $    31,106
                                                                    ============    ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt                                                   $         -     $     1,576
     Accounts payable                                                    15,524          13,718
     Accrued royalties                                                    5,959           7,795
     Other accrued liabilities                                            2,637           2,999
     Advances from distributors and others                                7,167          12,792
     Advances from related party distributor                              9,618          10,060
     Loans from related parties                                           4,318           3,218
     Payables to related parties                                          8,764           7,098
                                                                    ------------    ------------
          Total current liabilities                                      53,987          59,256
                                                                    ------------    ------------

Commitments and contingencies (Notes 1, 5, 6 and 7)

Stockholders' Deficit:
     Series A preferred stock, $.001 par value, authorized
        719,424 shares; issued and outstanding zero and
        383,354 shares, respectively                                          -          11,753
     Common stock, $.001 par value, authorized 100,000,000
       issued and outstanding 93,060,857 and 44,995,821 shares,
       respectively                                                          93              45
     Paid-in capital                                                    121,396         110,701
     Accumulated deficit                                               (149,445)       (150,807)
     Accumulated other comprehensive income                                 175             158
                                                                    ------------    ------------
          Total stockholders' deficit                                   (27,781)        (28,150)
                                                                    ------------    ------------
                                                                    $    26,206     $    31,106
                                                                    ============    ============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                  2002             2001
                                                              -------------    -------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net revenues                                                  $      9,207     $     15,465
Net revenues from related party distributors                         6,168            1,373
                                                              -------------    -------------
   Total net revenues                                               15,375           16,838
Cost of goods sold                                                   4,477           10,485
                                                              -------------    -------------
   Gross profit                                                     10,898            6,353
                                                              -------------    -------------
Operating expenses:
   Marketing and sales                                               1,654            6,148
   General and administrative                                        3,016            2,478
   Product development                                               4,698            5,381
                                                              -------------    -------------
      Total operating expenses                                       9,368           14,007
                                                              -------------    -------------

      Operating income (loss)                                        1,530           (7,654)
                                                              -------------    -------------
Other income (expense):
   Interest expense                                                   (942)            (662)
   Other                                                               907             (106)
                                                              -------------    -------------
Net income (loss)                                             $      1,495     $     (8,422)
                                                              -------------    -------------

Cumulative dividend on participating preferred stock          $        133     $        300
Accretion of warrant                                                     -              199
                                                              -------------    -------------

Net income (loss) available to common stockholders            $      1,362     $     (8,921)
                                                              =============    =============

Net income (loss) per common share:
    Basic                                                     $       0.03     $      (0.30)
                                                              =============    =============
    Diluted                                                   $       0.02     $      (0.30)
                                                              =============    =============
Shares used in calculating net income (loss) per
  common share:
    Basic                                                       54,437,592       30,153,572
                                                              =============    =============
    Diluted                                                     54,502,505       30,153,572
                                                              =============    =============



                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -------------------------
                                                                       2002          2001
                                                                    -----------   -----------
Cash flows from operating activities:                                (DOLLARS IN THOUSANDS)
   Net income (loss)                                                $    1,495    $   (8,422)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
      Depreciation and amortization                                        463           629
      Non-cash interest expense                                             74             -
      Other                                                                 17           (22)
      Changes in assets and liabilities:
         Trade receivables, net                                           (133)       (5,718)
         Trade receivables from related parties                          4,189         9,338
         Inventories                                                        75          (146)
         Prepaid licenses and royalties                                   (158)         (258)
         Other current assets                                              487          (406)
         Accounts payable                                                1,806        (1,577)
         Accrued royalties                                              (1,836)       (1,570)
         Other accrued liabilities                                        (362)        4,460
         Payables to related parties                                       437         2,016
         Advances from distributors and others                          (6,067)        5,274
                                                                    -----------   -----------
            Net cash provided by (used in) operating activities            487         3,598
                                                                    -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                                      (81)         (579)
                                                                    -----------   -----------
            Net cash used in investing activities                          (81)         (579)
                                                                    -----------   -----------
Cash flows from financing activities:
   Net payment of line of credit                                          (550)            -
   Net payment of previous line of credit                                    -          (326)
   Net borrowings from supplemental line of credit                           -         2,074
   Proceeds from exercise of stock options                                  86             9
                                                                    -----------   -----------
            Net cash (used in) provided by financing activities           (464)        1,757
                                                                    -----------   -----------
      Net (decrease) increase in cash                                      (58)        4,776
Cash, beginning of period                                                  119         2,835
                                                                    -----------   -----------
Cash, end of period                                                 $       61    $    7,611
                                                                    ===========   ===========
Supplemental cash flow information:
    Cash paid for:
            Interest                                                $      106    $      662

Supplemental disclosures of noncash transactions:
   Acquisition of nine percent interest in Shiny                    $        -    $      600
   Accrection of preferred stock to redemption value                         -           199
   Dividend payable on partial conversion of preferred stock             1,229             -
   Accrued dividend on participating preferred stock                       133           300
   Borrowings from former Chairman used to pay down line of credit       1,026             -



                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. and its subsidiaries (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

     The Company has incurred substantial operating losses and at March 31, 2002, had a stockholders' deficit of $27.8 million and a working capital deficit of $33.4 million. The Company has historically funded its operations primarily through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

     In April 2001, the Company entered into a three year loan and security agreement ("L&S Agreement") with a bank providing for a $15.0 million working capital line of credit secured by all the assets of the Company. Concurrently, the Company's former Chairman provided the bank a $2 million personal guarantee, secured by $1 million in cash. In addition, the Chairman provided the Company with $3 million payable in March 2002, with interest at 10 percent. The Company was not in compliance with some of the financial covenants under the line of credit at December 31, 2001. On October 26, 2001, the bank notified the Company that the credit agreement was being terminated, that all related amounts outstanding were immediately due and payable and that the Company would no longer be able to draw on the credit facility to fund future operations. In February 2002, the bank drew-down on $1.0 million of the $2.0 million personal guarantee provided by the Company's former Chairman, which in combination with cash paid by the Company, substantially paid off the remaining outstanding balance on the line of credit. In March 2002, the Company entered into a forbearance agreement with the bank and its former Chairman; subsequent to that agreement, the Company repaid all remaining amounts due the bank under the line of credit and agreed to repay its former Chairman for the $1.0 million drawn-down by the bank pursuant to the former Chairman's guarantee. The Company repaid all amounts due to its former Chairman in April 2002 with proceeds from the sale of Shiny Entertainment, Inc. ("Shiny").

     To reduce its working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back of certain marketing programs. Management will continue to pursue various alternatives to improve future operating results, and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities. In addition, the Company continues to seek external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives.

     In this regard, the Company completed the sale of Shiny in April 2002, for approximately $47.2 million (Note 2). Management believes that the proceeds from the sale, following the repayment of third party obligations, which are a condition to the transaction, along with operating revenues from future product releases, will be sufficient to fund the Company's operations at least through December 31, 2002.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


     However, if the combination of proceeds from the sale of Shiny and operating revenues from future product releases are not sufficient to fund the Company's operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


ACCRUED ROYALTIES

     Accrued royalties consist of amounts due to outside developers based on contractual royalty rates for sales of shipped titles. The Company records a royalty expense based upon a contractual royalty rate after it has fully recouped the royalty advances paid to the outside developer, if any, prior to shipping a title.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi Universal Games, Inc. ("Vivendi") distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors (Notes 5 and 10) as Vivendi owns approximately 5 percent of the outstanding shares of the Company's common stock. The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales that do not meet the guarantee are recognized as the minimum payments come due. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case negotiated basis, the Company permits customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The Company adopted the provisions of EITF 00-25 on January 1, 2002 and as a result net revenues and marketing expenses were reduced by $0.5 million for the three months ended March 31, 2001. The adoption of EITF 00-25 did not impact the Company's net loss for the three months ended March 31, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position or results of operations. Goodwill amortization for the three months ended March 31, 2001 was $96,000. With the sale of Shiny, the Company no longer has any goodwill assets.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2.  SUBSEQUENT EVENT

     On April 30, 2002, the Company consummated the sale of Shiny, pursuant to the terms of a Stock Purchase Agreement, dated April 23, 2002, as amended, among the Company, Infogrames, Shiny, Shiny's president and Shiny Group, Inc. Pursuant to the purchase agreement, Infogrames acquired all of the outstanding common stock of Shiny for approximately $47.2 million, which was paid to or for the benefit of the Company as follows:

     o    $3.0 million in cash paid to the Company at closing;

     o $10.8 million to be paid to the Company pursuant to a promissory note from Infogrames providing for scheduled payments with the final payment due July 31, 2002;

     o    $26.1 million paid directly to third party creditors of the Company;
          and

     o $7.3 million was paid to Shiny's president and Shiny Group for their common stock of Shiny that was issued to such parties to settle claims relating to the Company's original acquisition of Shiny.

     Concurrently with the closing of the sale, the Company settled a legal dispute with Vivendi, relating to the parties' distribution agreement. The Company also settled legal disputes with its former bank and its former Chairman, relating to the Company's April 2001 credit facility with its former bank that was partially guaranteed by its former Chairman. The disputes with Vivendi, the bank and the former Chairman were dismissed, with prejudice, following consummation of the sale.

     Additionally, in connection with the sale, the Company issued to Warner Bros., a division of Time Warner Entertainment Company, L.P., a Secured Convertible Promissory Note, due April 30, 2003, in the principal amount of $2.0 million. The note was issued in partial payment of amounts due Warner Bros. under the parties' license agreement for the video game based on the motion picture THE MATRIX, which is being developed by Shiny. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30 day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 and (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agreed to register with the Securities and Exchange Commission the resale by the note holder of shares of common stock issued upon conversion of the note.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      2002             2001
                                                   ------------    ------------
                                                    (DOLLARS IN THOUSANDS)
Packaged software                                      $ 3,554        $ 3,230
CD-ROMs, cartridges, manuals, packaging
   and supplies                                            349            748
                                                   ------------    ------------
                                                       $ 3,903        $ 3,978
                                                   ============    ============

NOTE 4.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                       MARCH 31,      DECEMBER 31,
                                                         2002            2001
                                                     --------------   -------------
                                                        (DOLLARS IN THOUSANDS)
Prepaid royalties for titles in development                $ 8,189         $ 7,539
Prepaid royalties for shipped titles, net of
  amortization                                                 229             710
Prepaid licenses and trademarks, net
  of amortization                                            2,081           2,092
                                                       ------------    ------------
                                                          $ 10,499        $ 10,341
                                                       ============    ============

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0.5 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                           MARCH 31,     DECEMBER 31,
                                                             2002           2001
                                                          ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Advance from console hardware manufacturer                    $ 5,000        $ 5,000
Advances for distribution rights to a future title                  -          4,000
Advances for other distribution rights                          2,167          3,792
                                                            ----------     ----------
                                                              $ 7,167       $ 12,792
                                                            ==========     ==========
Net advance from Vivendi distribution agreement               $ 9,618       $ 10,060
                                                            ==========     ==========

     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2003 for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. The agreement provided for three advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional $3.0 million bringing the total amounts advanced to the Company under the distribution agreement with Vivendi to $16.5 million. As of March 31, 2002, Vivendi has recouped $6.9 million of its advance to the Company in connection with the North American distribution agreement as a result of sales it has made of the Company's product. In April 2002, the distribution agreement was further

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


amended whereby Vivendi will distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi will have the distribution rights for one year from the date of release.

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. The advance is to be repaid based on unit sales of the products under this agreement, as defined. If the full amount of the advance is not repaid by June 2003, then the remaining outstanding balance is subject to interest at the prime rate plus one percent and is due by July 15, 2003. The advance is secured by all of the Company's assets. This advance was repaid to the console hardware and software manufacturer with proceeds from the sale of Shiny.

     In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. In January 2002, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that the Company assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance nor repay $1.6 million related to past royalties and interest owed to the distributor. In addition, the Company agreed to forgive $0.6 million in advances previously paid to the developer. As a result, the Company recorded net revenues of $5.6 million and a related cost of sales of $0.6 million in the three months ended March 31, 2002.

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In the event the Company does not perform its obligations under any of the agreements noted above, it would be obligated to refund any advances not recouped against future sales.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

     Some of the Company's license, development and distribution agreements contain provisions that allow the other party to terminate the agreement upon a change in control of the Company. In August 2001, Titus converted a portion of its Preferred Stock into Common Stock, which as of December 31, 2001 gave Titus 48 percent of the Company's total voting power. At the 2001 annual stockholders meeting on September 18, 2001, Titus exercised its voting power to elect a majority of the Board of Directors. In March 2002, Titus converted its remaining shares of preferred stock into common stock. Titus now owns approximately 72% of the Company's outstanding common stock. Some of the Company's third-party developers and licensors may assert that these events constitute a change in control of the Company and attempt to terminate their respective agreements with the Company. In particular, the Company's license for "Matrix" allows for the licensor to terminate the license if there is a substantial change of ownership or control without their approval. The agreements with a console hardware and software manufacturer (Note 5) require, among other things, that the Company continues development of the Matrix product, and that the L&S Agreement (Note 1) be maintained. As a result of the potential for termination of the Matrix license and the termination of the L&S Agreement, the Company may be required to repay the advance. In addition, the loss of the Matrix license in this matter would materially harm the Company's ability to complete the sale of Shiny and harm the Company's projected operating results and financial condition. With the sale of Shiny in April 2002, the potential termination of the Matrix license is no longer a contingency of the Company.

     On January 15, 2002, Rage Games Limited ("Rage") filed a breach of contract action against the Company relating to the August 3, 2000 North American distribution agreement and the February 9, 2001 OEM distribution agreement. In the complaint, Rage alleged that the Company failed to make royalty payments under these

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


agreements. Rage sought damages in the amount of $2.9 million plus interest and punitive damages. Furthermore, Rage sought to audit the Company's books, return all of Rage's software and a cease & desist of all manufacturing & further distribution of Rage's software. The Company settled all claims with Rage in April 2002.

     The Company's common stock currently is quoted on the Nasdaq National Market System. On February 14, 2002, the Company received a deficiency notice from Nasdaq stating that for the last 30 consecutive trading days, its common stock has not maintained a minimum market value of publicly held shares of $15.0 million and a minimum bid price per share of $3.00, as required for continued listing on the Nasdaq National Market. Additionally, the Company does not meet Nasdaq's alternative listing requirements, which require, among other things, that it have a stockholder's equity of $10 million, a minimum market value of publicly held shares of $5,000,000 and a minimum bid price per share of $1.00. The Company has been provided 90 calendar days, or until May 15, 2002, to regain compliance. If the Company fails to regain compliance, the Company expects to be notified by Nasdaq that its securities will be delisted. If this occurs, trading of the Company's common stock may be conducted on the Nasdaq SmallCap Market, if it qualified for listing at that time, in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." Subsequent to March 31, 2002, the Company has applied to be moved to the NASDAQ SmallCap market.

     The Internal Revenue Service ("the IRS") is currently examining the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. The IRS has challenged the timing of certain tax deductions taken by the Company, and has asserted that an additional tax liability is due. As a result, the Company established a reserve in fiscal 2001 of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. There have not been any changes in management's estimate for the three months ended March 31, 2002.

NOTE 7.  STOCKHOLDERS' EQUITY

     In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of common stock. This conversion did not include accumulated dividends of $1.2 million on the preferred stock, these were reclassified as a payable to related parties as Titus has elected to receive the dividends in cash. Subsequent to this conversion, Titus now owns 66,988,723 shares of the Company's common stock and Titus had 72 percent of the total voting power of the Company's capital stock as of March 31, 2002.

     In April 2001, the Company completed a private placement of 8,126,770 units at $1.5625 per unit for total proceeds of $12.7 million, and net proceeds of approximately $11.7 million. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.75 per share, which was exercisable immediately. If the Company issues additional shares of common stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of common stock issued under the private placement becomes effective. The warrant expires four years after it vests. The transaction provided for registration rights with a registration statement to be filed by April 16, 2001 and become effective by May 31, 2001. The effective date of the registration statement was not met and the Company is incurring a penalty of approximately $254,000 per month, payable in cash, until the effectiveness of the registration. This obligation will continue to accrue each month that the registration statement is not declared effective and does not have a limit on the amount payable to these stockholders. Because the payment for non-compliance is cumulative, such obligation could have a material adverse effect on the consolidated financial condition of the Company. Moreover, the Company may be unable to pay these stockholders the amount of money due to them. During the three months ended March 31, 2002, the Company recorded these penalties as interest expense of $0.8 million and at March 31, 2002 had accrued penalties of $2.6 million, payable to these stockholders.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


NOTE 8.  NET EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed as net earnings (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants.

                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ------------------------------
                                                               2002            2001
                                                           --------------    ------------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS
Net income (loss)                                                $ 1,495        $ (8,422)
                                                             ------------    ------------
Shares used to compute net income (loss) per share:
   Weighted-average common shares                             54,437,592      30,153,572
   Dilutive stock equivalents                                     64,913               -
                                                             ------------    ------------
   Dilutive potential common shares                           54,502,505      30,153,572
                                                             ============    ============
Net income (loss) per share:
   Basic                                                          $ 0.03         $ (0.30)
   Diluted                                                        $ 0.02         $ (0.30)
                                                             ------------    ------------

     The impact of the preferred stock conversion rights into common stock shares were excluded from the net loss per share computation at March 31, 2001. There were options and warrants outstanding to purchase 13,126,865 shares of common stock at March 31, 2002, which were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares.

     Due to the net loss attributable for the three months ended March 31, 2001 on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the three months ended March 31, 2001, an additional 4,489,967 shares would have been added to diluted potential common shares. In addition, 484,848 shares of restricted common stock would have been added to diluted potential common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at March 31, 2002 and 2001 was $2.16 and $3.04, respectively.

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
                                                    (DOLLARS IN THOUSANDS)
Net income (loss)                                     $ 1,495     $(8,422)
Other comprehensive loss, net of income taxes:
   Foreign currency translation adjustments                17         (22)
                                                    ----------  ----------
   Total comprehensive income (loss)                  $ 1,512     $(8,444)
                                                    ==========  ==========

     During the three months ended March 31, 2002 and 2001, the net effect of income taxes on comprehensive loss was immaterial.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


NOTE 10.   RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                       MARCH 31,       DECEMBER 31,
                                          2002             2001
                                     -------------    -------------
                                         (DOLLARS IN THOUSANDS)
Receivables from related parties:
       Virgin                            $ 6,003           $ 7,504
       Vivendi                             1,393             2,437
       Titus                                 172               260
       Return allowance                   (4,123)           (4,026)
                                     -------------    -------------
       Total                             $ 3,445           $ 6,175
                                     =============    =============
Payables to related parties:
       Virgin                            $ 5,797           $ 5,790
       Titus                               2,967             1,308
                                     -------------    -------------
       Total                             $ 8,764           $ 7,098
                                     =============    =============

EVENTS WITH TITUS INTERACTIVE S.A.

     Titus retained Europlay as consultants to assist with the restructuring of the Company. This arrangement with Europlay is with Titus, however, the Company agreed to reimburse Titus for consulting expenses incurred on its behalf. As of March 31, 2002, the Company owed Titus $0.9 million as a result of this arrangement. In connection with the sale of Shiny, the Company agreed to pay Europlay directly for their services with the proceeds received from the sale, which they received. The Company has also entered into a commission-based agreement with Europlay where Europlay will assist the Company with strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the Company. Under this arrangement, Europlay assisted the Company with the sale of Shiny.

DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE S.A.

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of zero and $20,000 for the three months ended March 31, 2002 and 2001, respectively.

     Amounts due to Titus at March 31, 2002 include dividends payable of $2.0 million and $0.9 million for services rendered by Europlay. Amounts due to Titus at December 31, 2001 include dividends payable of $0.7 million and $0.5 million for services rendered by Europlay.

VIRGIN INTERACTIVE ENTERTAINMENT LIMITED

     Under an International Distribution Agreement with Virgin Interactive Entertainment Limited ("Virgin"), a wholly owned subsidiary of Titus, Virgin provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMEENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2002


     Under the terms of the amended International Distribution Agreement, the Company pays Virgin a monthly overhead fee of $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $0.3 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company recognized overhead fees of $0.3 million and zero for the three months ended March 31, 2002 and 2001, respectively.

     Under a Product Publishing Agreement with Virgin, the Company has an exclusive license to publish and distribute substantially all of Virgin's products previously released and one future product release within North America, Latin America and South America for a royalty based on net sales. In connection with the Product Publishing Agreement with Virgin, the Company earned zero and $20,000 for performing publishing and distribution services on behalf of Virgin for the three months ended March 31, 2002 and 2001, respectively.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended March 31, 2002 and 2001, respectively.

VIVENDI UNIVERSAL GAMES, INC.

     In connection with the distribution agreement with Vivendi, the Company incurred distribution commission expense of $0.9 million for the three months ended March 31, 2002.

NOTE 11.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U. S. headquarters.

     Net revenues by geographic regions were as follows:

                                THREE MONTHS ENDED MARCH 31,
                        ---------------------------------------------
                                2002                    2001
                        --------------------   ----------------------
                         AMOUNT     PERCENT      AMOUNT      PERCENT
                        ----------  --------   -----------   --------
                                    (DOLLARS IN THOUSANDS)
North America             $ 4,502        29 %    $ 11,578        67 %
Europe                      1,403         9         3,665        21
Rest of World                  11         -           712         4
OEM, royalty and
   licensing                9,459        62         1,358         8
                        ----------  --------   -----------   -------
                          $15,375       100 %    $ 17,313       100 %
                        ==========  ========   ===========   =======

NOTE 12.  OTHER EXPENSE, NET

     In April 2002, the Company entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby the Company returned the property back to the landlord and was released from any further lease obligations. As a result of this settlement, the Company reduced its amounts accrued for this contractual cash obligation by $0.8 million for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities and cost reduction measures are forward-looking statements and there can be no assurance that the Company will achieve its operating plans or generate positive cash flow in the future, arrange adequate financing or complete strategic transactions on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand for the Company's products, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance" below as well as the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                     -----------------------------------------------
                                             2002                     2001
                                     ----------------------  -----------------------
                                                 % OF NET                 % OF NET
                                      AMOUNT     REVENUES      AMOUNT     REVENUES
                                     ----------  ----------  -----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Net revenues                          $ 15,375        100%     $ 16,838        100%
Cost of goods sold                       4,477         29%       10,485         62%
                                     ----------  ----------  -----------  ----------
     Gross profit                       10,898         71%        6,353         38%
                                     ----------  ----------  -----------  ----------
Operating expenses:
     Marketing and sales                 1,654         11%        6,148         36%
     General and administrative          3,016         20%        2,478         15%
     Product development                 4,698         30%        5,381         32%
                                     ----------  ----------  -----------  ----------
     Total operating expenses            9,368         61%       14,007         83%
                                     ----------  ----------  -----------  ----------

Operating income (loss)                  1,530         10%       (7,654)       -45%
Other expense                               35          0%          768          5%
                                     ----------  ----------  -----------  ----------
Net income (loss)                      $ 1,495         10%     $ (8,422)       -50%
                                     ==========  ==========  ===========  ==========
Net revenues by geographic region:
     North America                     $ 4,502         29%     $ 11,103         66%
     International                       1,414          9%        4,377         26%
     OEM, royalty and licensing          9,459         62%        1,358          8%

Net revenues by platform:
     Personal computer                 $ 4,200         27%     $ 11,919         71%
     Video game console                  1,716         11%        3,561         21%
     OEM, royalty and licensing          9,459         62%        1,358          8%


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the three months ended March 31, 2002 were $15.4 million, a decrease of 9 percent compared to the same period in 2001. This decrease resulted from a 60 percent decrease in North American net revenues, a 68 percent decrease in International net revenues offset by a 597 percent increase in OEM, royalties and licensing revenues.

     North American net revenues for the three months ended March 31, 2002 were $4.5 million. The decrease in North American net revenues in 2002 was mainly due to not releasing any titles in 2002 compared to 3 titles in 2001 resulting in a decrease in North American sales of $10.8 million, partially offset by a decrease in product returns and price concessions of $4.2 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the releasing of fewer, higher quality titles.

     International net revenues for the three months ended March 31, 2002 were $1.4 million. The decrease in International net revenues for the three months ended March 31, 2002 was mainly due to the reduction in title releases during the year which resulted in a $2.5 million decrease in revenue offset by an increase in product returns and price concessions of $0.5 million compared to the 2001 period. Our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets.

     We expect that both our North American and International publishing net revenues in fiscal 2002 will increase compared to fiscal 2001, as we anticipate releasing more major titles than in 2001. We currently have 6 to 8 titles scheduled for release during the remainder of the year.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2002 were $9.5 million, an increase of $8.1 million as compared to the same period in 2001. The OEM business was consistent with the same period in 2001. The three months ended March 31, 2002 also included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the three months ended March 31, 2002.In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee. We expect that OEM, royalty and licensing net revenues in fiscal 2002 will increase compared to fiscal 2001 as a result of these two one-time transactions combined with a consistent level of OEM business.

PLATFORM NET REVENUES

     PC net revenues for the three months ended March 31, 2002 were $4.2 million, a decrease of 65 percent compared to the same period in 2001. The decrease in PC net revenues in 2002 was primarily due to not releasing any major hit titles in 2002 as compared to two major hit titles released in 2001. We expect our PC net revenues to decrease in 2002 as compared to 2001 as we expect to release only two to three new titles as we continue to focus more on next generation console products. Video game console net revenues decreased 52 percent for the three months ended March 31, 2002 compared to the same period in 2001, due to not releasing any major hit titles in 2002 as compared to one major hit title in 2001. We anticipate releasing four to six new console titles in fiscal 2002 and expect net revenues to increase in fiscal 2002 partly due to the fact that we anticipate releasing the major hit title Baldur's Gate: Dark Alliance (PlayStation 2) on Xbox and Gamecube in the latter half of 2002.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our cost of goods sold decreased 57 percent to $4.5 million in the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to the decrease in PC and console net revenues as a result of not releasing any new titles in the 2002 period. We expect our cost of goods sold to decrease in 2002 as compared to 2001 due to not anticipating any major impairments of our prepaid royalties, offset by our expected higher gross revenues from the planned release of more major titles in 2002. Our gross margin increased to 71 percent for 2002 from 38 percent in 2001. This was due to the publishing and licensing transactions in 2002, which did not bear any significant cost of goods. We expect our gross profit margin and gross profit to increase in fiscal 2002 as compared to fiscal 2001 as we expect not to incur any significant, unusual product returns and price concessions or any write-offs of prepaid royalties in 2002.

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2002 were $1.7 million, a 73 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $36 million reduction in advertising and retail marketing support expenditures due to not releasing any product in 2002 and a $1.2 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses was partially offset by $0.3 million in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties). We expect our marketing and sales expenses to decrease in fiscal 2002 compared to fiscal 2001, due to fewer overall planned title releases in fiscal 2002 across all platforms, lower personnel costs from our reduced headcount and a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2002 were $3.0 million, a 22 percent increase as compared to the same period in 2001. The increase is due in part to $0.4 million in loan termination fees associated with the termination of our line of credit and $0.5 million in consulting expenses payable to our investment bankers, Euorplay, incurred to assist us with the restructuring of the company offset by a $0.4 million decrease in personnel costs and general expenses. We expect our general and administrative expenses to decrease in fiscal 2002 compared to fiscal 2001 primarily due to the reduction in headcount and the continued reduction in other related costs.

PRODUCT DEVELOPMENT

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the three months ended March 31, 2002 were $4.7 million, a 13 percent decrease as compared to the same period in 2001. This decrease is due to a $0.7 million decrease in personal costs as a result of a reduction in headcount. We expect our product development expenses to decrease in fiscal 2002 compared to fiscal 2001 as a result of lower headcount and the sale of Shiny Entertainment, Inc. in April 2002.

OTHER EXPENSE, NET

     Other expenses for the three months ended March 31, 2002 were $35,000, a 95 percent decrease as compared to the same period in 2001. The decrease was due to no interest expense related to lower net borrowings on our line of credit, no losses associated with foreign currency exchanges and $0.9 million associated with a gain in the settlement and termination of a building lease in the United Kingdom offset by a $0.8 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the use of borrowings, royalty and distribution fee advances, cash generated by the private sale of securities, proceeds of the initial public offering and from results of operations. As of March 31, 2002, our principal resources included cash of $61,000.

     In April 2001, we entered into a three year loan and security agreement with a bank providing for a $15.0 million working capital line of credit secured by all of our assets. Concurrently, our former Chairman provided the bank a $2 million personal guarantee, secured by $1 million in cash. In addition, the Chairman provided us with $3 million payable in March 2002, with interest at 10 percent. We were not in compliance with some of the financial covenants under the line of credit at December 31, 2001. On October 26, 2001, the bank notified us that the credit agreement was being terminated, that all related amounts outstanding were immediately due and payable and that we would no longer be able to draw on the credit facility to fund future operations. In February 2002, the bank drew-down on $1.0 million of the $2.0 million personal guarantee provided by our former Chairman, which in combination with cash paid by us, substantially paid off the remaining outstanding balance on the line of credit. In March 2002, we entered into a forbearance agreement with the bank and our former Chairman; subsequent to that agreement, we repaid all remaining amounts due the bank under the line of credit and agreed to repay our former Chairman for the $1.0 million drawn-down by the bank pursuant to the former Chairman's guarantee. We repaid all amounts due to our former Chairman in April 2002 with proceeds from the sale of Shiny.

     To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back certain marketing programs. Management will continue to pursue various alternatives to improve future operating results and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

     In this regard, we completed the sale of Shiny in April 2002, for approximately $47 million. Along with our projected product releases and cost cutting measures, management believes that the proceeds from the sale of Shiny, following the repayment of third party obligations, which are a condition to the transaction, should be sufficient to fund our operations through December 31, 2002.

     We are currently negotiating certain distribution rights with other distributors to succeed Vivendi. If we are unable to secure these distribution rights on terms favorable to us, or if the performance of the titles we release does not achieve our expectations, we will be required to seek alternative sources of funds, and, in such circumstances, if alternative sources of funding cannot be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

     We have not had the registration statement declared effective in connection with a private placement of 8,126,770 units consisting of one share of common stock and one warrant to purchase an additional share of common stock. As a result, we are subject to a penalty of approximately $254,000 per month, payable in cash, until the registration statement is effective. This obligation will continue to accrue each month that the registration statement is not declared effective until the registration becomes effective or the shares are eligible for resale under Rule 144(k), which would go into effect on April 16, 2003. Because this payment is cumulative, this obligation could have a material adverse effect on our consolidated financial condition and results of operations. As of March 31, 2002, the amount accrued was $2.6 million. We may be unable to pay the total penalty due to the investors.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $0.5 million during the three months ended March 31, 2002, primarily attributable to net income of $1.5 million, collections of accounts receivable and an increase in accounts payable due to delays in payments to vendors, substantially offset by payments of royalty liabilities and recoupment of advances received by distributors. Net cash used by financing activities of $0.5 million for the three months ended March 31, 2002, consisted primarily of repayments of our working capital line of credit. Cash used in investing activities of $0.1 million for the three months ended March 31, 2002 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                       Less Than     1 - 3      After
March 31, 2002                               Total       1 Year      Years     3 Years
                                           ----------- -----------  ---------  ---------
                                                          (In thousands)
Contractual cash obligations:
   Other borrowings                           $ 4,318     $ 4,318        $ -        $ -
   Non-cancelable operating lease
     obligations                                6,284       1,403      3,053      1,828
                                           ----------- -----------  ---------  ---------
Total contractual cash obligations            $10,602     $ 5,721     $3,053     $1,828
                                           =========== ===========  =========  =========

     In April 2002, we entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby we returned the property back to the landlord and were released from any further lease obligations. This settlement reduced our total contractual cash obligations by $1.3 million through fiscal 2005.

     During the three months of 2002, we did not release sufficient products to generate sufficient accounts receivable to obtain an alternative to our terminated credit line. We also anticipate that delays in product releases could continue in the short-term, and, absent the sale of Shiny, funds available from ongoing operations would not have been sufficient to satisfy our projected working capital and capital expenditure requirements.

     We will continue to pursue various alternatives to improve future operating results, including strategic alliances and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

ACTIVITIES WITH RELATED PARTIES

     Our operations involve significant transactions with Titus, our majority stockholder, Virgin, a wholly-owned subsidiary of Titus, and Vivendi, an indirect owner of 5 percent of our common stock. In addition, we obtained financing from the former Chairman of the company.

TRANSACTIONS WITH TITUS

     In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 72% of our outstanding common stock, our only voting security, immediately following the conversion.

     Titus retained Europlay as consultants to assist with the restructuring of the company. This arrangement with Europlay is with Titus, however, we agreed to reimburse Titus for consulting expenses incurred on our behalf. As of March 31, 2002, we owed Titus $0.9 million as a result of this arrangement. In connection with the sale of Shiny, we agreed to pay Europlay directly for their services with the proceeds received from the sale. We have also entered into a commission-based agreement with Europlay where Europlay will assist us with strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the company. Under this arrangement, Europlay assisted us with the sale of Shiny.

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of zero and $20,000 for the three months ended March 31, 2002 and 2001, respectively.

     In March 2002, we entered into a distribution agreement with Titus pursuant to which we granted to Titus the exclusive right to distribute one of our products for the Sony Playstation console in North America, South America and Central America in exchange for a minimum guarantee of $100,000 for the first 71,942 units of the product sold, plus $.69 per unit on any product sold above the 71,942 units.

     As of March 31, 2002 and December 31, 2001, Titus owed us $172,000 and $260,000, respectively, and we owed Titus $3.0 million and $1.3 million, respectively. Amounts due to Titus at March 31, 2002 include dividends payable of $2.0 million and $0.9 million for services rendered by Europlay. Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay.

     On April 26, 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 8% per annum. The promissory note is due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90% of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we have the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we enter into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we will rescind the April 26, 2002 agreement with Titus and recover all rights granted and release Titus from all obligations thereunder. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     In February 1999, we entered into an International Distribution Agreement with Virgin, which provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Virgin a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf.

     Under the April 2001 settlement, we pay Virgin a monthly overhead fee of $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $0.3 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. In addition, we recognized overhead fees of $250,000 and zero for the three months ended March 31, 2002 and 2001, respectively.

     We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned zero and $20,000 for performing publishing and distribution services on behalf of Virgin for the three months ended March 31, 2002 and 2001, respectively.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended March 31, 2002 and 2001, respectively.

     As of March 31, 2002 and December 31, 2001, Virgin owed us $6.0 million and $7.5 million, and we owed Virgin $5.8 million and $5.8 million, respectively.

TRANSACTIONS WITH VIVENDI

     In connection with a distribution agreement with Vivendi, which indirectly owns approximately 5 percent of our common stock at March 31, 2002 but does not have representation on our Board of Directors, Vivendi is our distributor in North America through December 31, 2002 for substantially all of our products, with the exception of products with pre-existing distribution agreements and certain selected future titles. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, Vivendi made advance payments to us totaling $16.5 million. Vivendi will recoup their advances from future sales of our products, which will reduce our future cash in-flows. As of March 31, 2002, Vivendi has recouped $6.9 million of the advance payments. In connection with the sale of Shiny, Vivendi was repaid $6.5 million of their advances from the proceeds.

     In connection with the distribution agreement with Vivendi, we incurred distribution commission expense of $0.9 million and zero for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, Vivendi owed us $1.4 million and $2.4 million, respectively.

     In April 2002, we entered into an agreement with Vivendi, pursuant to which, among other things, the parties amended the terms of the August 13, 2001 distribution agreement, as amended, as follows: (i) Vivendi was repaid $6.5 million of their advances under the August 13, 2002 distribution agreement; (ii) Vivendi maintains the exclusive distribution rights to our back-catalog titles, including "Baldur's Gate: Dark Alliance" through December 31, 2002, plus a six month sell-off period; (iii) Vivendi will maintain exclusive distribution rights to our upcoming new titles to be released, which includes "Icewind Dale 2" for PC, "Hunter" on the Microsoft X-Box game console and "Run Like Hell" on the Sony Playstation 2 game console for a term of 1 year from the date of release of each new title, plus a 6 month sell-off period; (iv) Vivendi will retain 100% of proceeds from the distribution of "Baldur's Gate: Dark Alliance" until such time as the balance of Vivendi's advance under the August 13, 2001 distribution agreement is fully recouped; and (iv) Vivendi's distribution rights to any of our other titles under the August 13, 2001 distribution agreement were terminated.

TRANSACTIONS WITH A BRIAN FARGO, A FORMER OFFICER OF THE COMPANY

     In connection with our working capital line of credit obtained in April 2001, we obtained a $2 million personal guarantee in favor of the bank, secured by $1.0 million in cash, from Brian Fargo, the former Chairman of the company. In addition, Mr. Fargo provided us with a $3 million loan, payable in May 2002, with interest at 10 percent. In connection with the guarantee and loan, Mr. Fargo received warrants to purchase 500,000 shares of our common stock at $1.75 per share, expiring in April 2011. In January 2002, the bank redeemed the $1.0 million in cash pledged by Mr. Fargo in connection with his personal guarantee, and subsequently we agreed to pay that amount back to Mr. Fargo. The amount was fully paid in April 2002 in connection with the sale of Shiny.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We adopted the provision of EITF 00-25 on January 1, 2002 and as a result net revenues and marketing expenses were reduced by $0.5 million for the three months ended March 31, 2001. The adoption of EITF 00-25 did not impact our net loss for the three months ended March 31, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules on accounting for goodwill and other intangible assets January 1, 2002. Adoption of FAS 142 did not have a material impact on our consolidated financial position or results of operations. Goodwill amortization for the three months ended March 31, 2001 was $96,000. With the sale of Shiny, we no longer have any goodwill assets.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.


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

     As of March 31, 2002, our cash balance was approximately $61,000 and our outstanding accounts payable and current debt totaled approximately $54.0 million. On April 30, 2002, in connection with the sale of Shiny, we received a cash payment of approximately $3 million and a promissory note in the principal amount of approximately $10.8 million payable over three months, and applied additional proceeds to repay approximately $26.1 million in accounts payable and current debt. Even with the proceeds we received in the Shiny sale, we will need to raise additional financing. If we do not receive sufficient financing we may
(i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

WE HAVE A HISTORY OF LOSSES, MAY NEVER GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS.

     For the three months ended March 31, 2002, our net income was $1.5 million and for the year ended December 31, 2001, our net loss was $46.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2002 we had an accumulated deficit of $149 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

OUR STOCK PRICE MAY DECLINE SIGNIFICANTLY IF WE ARE DELISTED FROM THE NASDAQ NATIONAL MARKET.

     Our common stock currently is quoted on the Nasdaq National Market System. On February 14, 2002, we received a deficiency notice from Nasdaq stating that for the last 30 consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $15,000,000 and a minimum bid price per share of $3.00, as required for continued listing on the Nasdaq National Market. Additionally, we do not meet Nasdaq's alternative listing requirements, which require, among other things, that we have a stockholder's equity of $10 million, a minimum market value of publicly held shares of $5,000,000 and a minimum bid price per share of $1.00. We have been provided 90 calendar days, or until May 15, 2002, to regain compliance, which we do not believe will occur.

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

     Since February 1999, Virgin has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Virgin expires in February 2006. In August 2001, we entered into a Distribution Agreement with Vivendi Universal Games, Inc., (formerly known as Vivendi Universal Interactive Publishing North America), or "Vivendi," pursuant to which Vivendi distributes substantially all our products in North America, as well as in South America, South Africa, Korea, Taiwan and Australia. Our agreement with Vivendi expires in December 2002.

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

THE UNPREDICTABILITY OF FUTURE RESULTS MAY CAUSE OUR STOCK PRICE TO REMAIN DEPRESSED OR TO DECLINE FURTHER.

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

     For the three months ended March 31, 2002, our net income was $1.5 million. We have incurred significant net losses in recent periods, including a net loss of $46.3 million for the year ended December 31, 2001. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

     Third party interactive entertainment software developers develop many of our software products. Since we depend on these developers in the aggregate, we remain subject to the following risks:

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

     o new media formats such as online delivery and digital video disks, or DVDs; and

     o recent releases of new video game consoles such as the Sony Playstation 2, the Nintendo Gamecube and the Microsoft Xbox.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS MAY REDUCE THE PRICE OF OUR STOCK AND DILUTE EXISTING STOCKHOLDERS.

     We have filed registration statements covering a total of approximately 53 million shares of our common stock for the benefit of those shareholders. Assuming the effectiveness of these registration statements, these shares would be eligible for immediate resale in the public market. Included in these registrations are shares of common stock owned by Universal Studios, Inc. (now owned by Vivendi), which beneficially owns approximately 5% of our common stock, Titus Interactive S.A., which beneficially owns approximately 72% of our common stock, and investors that acquired shares of common stock in our April 2001 financing.

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

WE DEPEND UPON THIRD PARTY LICENSES OF CONTENT FOR MANY OF OUR PRODUCTS.

     Many of our current and planned products, such as our Star Trek, Advanced Dungeons and Dragons and Caesars Palace titles, are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements, and our ability to market products based on these licenses may be negatively impacted. Moreover, disputes regarding these license agreements may also negatively impact our ability to market products based on these licenses. Additionally, we may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. If we are unable to maintain current licenses or obtain new licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business.

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

     Our net revenues from international sales accounted for approximately 10 percent and 25 percent of our total net revenues for the three months ended March 31, 2002 and 2001, respectively. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2002. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on any revolving line of credit agreement we maintain, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

     Our interest rate risk is due to our working capital lines of credit typically having an interest rate based on either the bank's prime rate or LIBOR. Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future. With the consummation of the Shiny sale on April 30, 2002 we retired all of our outstanding interest bearing debt and provided a note payable with an interest rate of 6 percent per annum due in 2003 to a party to the transaction.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized foreign exchange gains of $65,000 and losses of $102,000 during the three months ended March 31, 2002 and 2001, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

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

          On January 15, 2002, Rage Games Limited ("Rage") filed a breach of contract action against the Company in the Superior Court of California, County of Orange, relating to the August 3, 2000 North American distribution agreement and the February 9, 2001 OEM distribution agreement. In the complaint, Rage alleged that the Company failed to make royalty payments under these agreements. Rage sought damages in the amount of $2.9 million plus interest and punitive damages. Furthermore, Rage sought to audit the Company's books, return all of Rage's software and a cease & desist of all manufacturing & further distribution of Rage's software. The Company settled all claims with Rage in April 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On April 30, 2002, the Company issued to Warner Bros., a division of Time Warner Entertainment Company, L.P., a Secured Convertible Promissory Note, due April 30, 2003, in the principal amount of $2.0 million. The note was issued in partial payment of amounts due Warner Bros. under the parties' license agreement for the video game based on the motion picture THE MATRIX, which was being developed by a subsidiary of the Company. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30 day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 and (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. Interplay agreed to register with the Securities and Exchange Commission the resale by the note holder of shares of common stock issued upon conversion of the note. In connection with the sale of these securities, Warner Bros. represented to the Company that it was an accredited investor with the meaning of the Securities Act and that it was acquiring the securities for investment purposes only. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - The following exhibits are filed as part of this report:

EXHIBIT NUMBER      EXHIBIT TITLE

       2.1 Stock Purchase Agreement by and between Infogrames, Inc., Shiny Entertainment Inc., David Perry, Shiny Group, Inc., and Interplay Entertainment Corp. dated April 23, 2002; incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed May 6, 2002.

       2.2 Amendment Number 1 to the Stock Purchase Agreement by and between Interplay Entertainment Corp., Infogrames, Inc., Shiny Entertainment, Inc., David Perry, and Shiny Group, Inc. dated April 30, 2002; incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed May 6, 2002.

       10.1 Letter Agreement and Amendment Number 4 to Distribution Agreement by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated January 18, 2002.

       10.2 Fourth Amendment To Computer License Agreement by and between Interplay Entertainment Corp. and Infogrames Interactive, Inc. dated January 23, 2002. (Portions omitted pursuant to request for confidential treatment.)

       10.3 Amendment Number Four to the Product Agreement by and between Interplay Entertainment Corp., Infogrames Interactive, Inc., and Bioware Corp. dated January 24, 2002.

       10.4 Amended and Restated Amendment Number 1 to Product Agreement by and between Interplay Entertainment Corp. and High Voltage Software, Inc. dated March 5, 2002. (Portions omitted pursuant to request for confidential treatment.)

       10.5 Forbearance Agreement by and between LaSalle Business Credit, Inc., Brian Fargo, Shiny Entertainment, Inc., Interplay Entertainment Corp., Interplay OEM, Inc., and Gamesonline.com, Inc. dated March 13, 2002.

       10.6 Settlement Agreement and Release by and between Brian Fargo, Interplay Entertainment Corp., Interplay OEM, Inc.,
              Gamesonline.com, Inc., Shiny Entertainment, Inc., and Titus Interactive S.A. dated March 13, 2002.

       10.7 Agreement by and between Vivendi Universal Games Inc., Interplay Entertainment Corp., and Shiny Entertainment, Inc. dated April of 2002.

       10.8 Term Sheet by and between Titus Interactive S.A., and Interplay Entertainment Corp. dated April 26, 2002.

       10.9 Promissory Note by Titus Interactive S.A. in favor of Interplay Entertainment Corp. dated April 26, 2002.

       10.10 Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, in favor of Warner Bros., a division of Time Warner Entertainment Company, L.P.


     (b)  REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K on January 28, 2002, reporting the resignation of Brian Fargo as a director and executive officer of the Company, and the appointment of Herve Caen as interim Chief Executive Officer.

               The Company filed a Current Report on Form 8-K on January 28, 2002, reporting that the Company and Bioware Corp. had entered into a settlement of their legal dispute.

               The Company filed a Current Report on Form 8-K on February 21, 2002, reporting that the Company had received a deficiency letter from the Nasdaq Stock Market informing the Company of its failure to comply with the minimum requirements for continued listing on the Nasdaq National Market.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               INTERPLAY ENTERTAINMENT CORP.


Date:   May 15, 2002                           By:   /S/ HERVE CAEN
                                                   -----------------------------
                                                   Herve Caen,
                                                   President
                                                   (Principal Executive Officer)



Date:   May 15, 2002                           By:   /S/ JEFF GONZALEZ
                                                    ----------------------------
                                                    Jeff Gonzalez
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)