Form 10-K/A
period 2000-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2002-05-22
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 4

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 4
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
               INTERPLAY ENTERTAINMENT CORP. ON APRIL 17, 2001, AS
        AMENDED ON APRIL 30, 2001, AUGUST 31, 2001 AND NOVEMBER 29, 2001

     The following Items amend the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company") on April 17, 2001, as amended by Form 10-K/A on April 30, 2001, August 31, 2001 and November 29, 2001 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. That Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Public Accountants is herein incorporated by reference.*

     (2)  Financial Statement Schedules

          The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Public Accountants is herein incorporated by reference.*

          All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (3)  Exhibits

          The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

     (b)  Reports on Form 8-K.

          None.

------------------
* Previously filed with Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Irvine, State of California, on the 22nd day of May, 2002.


                                   INTERPLAY ENTERTAINMENT CORP.

                                   By:  /S/ HERVE CAEN
                                      -----------------------------------

                                      Herve Caen, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 4 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                          DATE

/S/ HERVE CAEN                      President, Interim Chief Executive         May 22, 2002
-----------------------------       Officer and Director (Principal
Herve Caen                          Executive Officer)


               *                    Chief Financial Officer                    May 22, 2002
-----------------------------       (Principal Financial Officer and
Jeffrey Gonzalez                    Principal Accounting Officer)


                                    Director                                   May 22, 2002
-----------------------------
Eric Caen


               *                    Director                                   May 22, 2002
-----------------------------
Nathan Peck


                                    Director                                   May 22, 2002
-----------------------------
Michel Henri Vulpillat


               *                    Director                                   May 22, 2002
-----------------------------
Michel Welter


                                    Director                                   May 22, 2002
-----------------------------
Parker Jones


               *                    Director                                   May 22, 2002
-----------------------------
Maren Stenseth


 * By:  /S/ HERVE CAEN
      -----------------------
        Herve Caen
        Attorney in Fact

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

10.17 Confidential License Agreement for Nintendo 64 Video Game System, between the Company and Nintendo of America, Inc., dated October 7, 1997. (incorporated herein by reference to Exhibit 10.23 to the Form S-1) *

EXHIBIT

NO.            DESCRIPTION

10.18 PlayStation License Agreement, between Sony Computer Entertainment of America and the Company, dated February 16, 1995. (incorporated herein by reference to Exhibit 10.24 to the Form S-1) *

10.19 Master Merchandising License Agreement between Paramount Pictures Corporation and the Company, dated as of June 16, 1992. (incorporated herein by reference to Exhibit 10.25 to the Form S-1) *

10.20 Heads of Agreement concerning Sales and Distribution between the Company and Activision, Inc., dated November 19, 1998, as amended (incorporated herein by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) *

10.21 Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999 (incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 1998.)

10.22 International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) *

10.23 Termination Agreement among the Company, Virgin Interactive Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition Holdings, LLC, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) *

10.24 Amendment to Loan Documents among the Company, Interplay OEM, Inc. and Greyrock, dated March 18, 1999 (incorporated herein by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

EXHIBIT
NO.            DESCRIPTION

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

10.39 XBOX Publisher License Agreement between the Company and Microsoft Corporation, dated October 12, 2000. (incorporated herein by reference to Exhibit 10.39 to Registrant's Amendment No.1 to its Annual Report on Form 10-K/A, filed April 30, 2001.)

10.40 Joint Venture Agreement between the Company and Brian Fargo, dated April 3, 2000. (incorporated herein by reference to Exhibit 10.40 to Registrant's Amendment No. 2 to its Annual Report on Form 10-K/A, filed August 31, 2001.)

10.41 Agreement among the Company, Brian Fargo, Titus Interactive, S.A. and Herve Caen, dated May 15, 2001. (incorporated herein by reference to
        Exhibit 10.41 to Registrant's Amendment No. 2 to its Annual Report on Form 10-K/A, filed August 31, 2001.)

10.42 Amendment to International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated April 12, 2001. *

10.43 Retail License Agreement between the Company and Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L.P., dated December 18, 2000. *

10.44 Playstation(R) CD-ROM/DVD-ROM Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated April 1, 2001. *

10.45 Computer Game License Agreement between the Company and TSR, Inc. dated August 8, 1994. *

10.46 First Amendment to Computer Game License Agreement between the Company and TSR, Inc., dated August 8, 1994. *

10.47 Second Amendment to License Agreement between the Company and TSR, Inc., dated March 8, 1998. *

21.1 Subsidiaries of the Company. (incorporated herein by reference to Exhibit 21.1. to the Form S-1)

23.1    Consent of Arthur Andersen LLP.

24.1    Power of Attorney (included as page 40 to the Registrant's Form 10-K).

--------------------
* Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.