Form 10-Q/A
period 2001-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2002-05-30
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            CLASS                        ISSUED AND OUTSTANDING AT MAY 12, 2002
            -----                        --------------------------------------
Common Stock, $0.001 par value                        93,060,857

                                 AMENDMENT NO. 1
                  TO THE QUARTERLY REPORT ON FORM 10-Q FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON NOVEMBER 14, 2001

     The following Items amend the Quarterly Report on Form 10-Q filed by Interplay Entertainment Corp. (the "Company") on November 14, 2001 (the "Form 10-Q"), as permitted by the rules and regulations promulgated by the Securities Exchange Commission. The Form 10-Q is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-Q.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                          EXHIBIT TITLE

     10.1 Distribution Agreement, dated August 23, 2001, by and between Vivendi Universal Interactive Publishing North America and the Company.*

     10.2 Amendment to Distribution Agreement, dated September 14, 2001, by and between Vivendi Universal Interactive Publishing North America and the Company.*

* Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

     (b)  REPORTS ON FORM 8-K**

          **   Previously reported on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERPLAY ENTERTAINMENT CORP.


Date:   May 30, 2002                    By:  /S/ HERVE CAEN
                                            ----------------------------------
                                            Herve Caen,
                                            President
                                            (Principal Executive Officer)



Date:   May 30, 2002                    By:  /S/ JEFF GONZALEZ
                                            ----------------------------------
                                            Jeff Gonzalez
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)