Form 10-Q
period 2002-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2002-08-19
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                        Issued and Outstanding at Aug. 9, 2002
             -----                        --------------------------------------

Common Stock, $0.001 par value                          93,138,176

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------




                                                                     Page Number
                                                                     -----------
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2002 (unaudited) and December 31, 2001......................3

         Condensed Consolidated Statements of Operations
         for the Three and Six Months ended June 30, 2002
         and 2001 (unaudited).................................................4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended June 30, 2002 and 2001
         (unaudited)..........................................................5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........35

Part II. Other Information

Item 1.  Legal Proceedings...................................................36

Item 5.  Other Information...................................................36

Item 6.  Exhibits and Reports on Form 8-K....................................36

Signatures...................................................................38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                         June 30,   December 31,
                                                           2002          2001
         ASSETS                                         ---------     ---------
Current Assets:                                                 (Unaudited)
     Cash ..........................................    $     157     $     119
     Trade receivables from related parties,
         net of allowances of $4,445 and
         $4,025, respectively ......................        7,063         6,175
     Trade receivables, net of allowances
         of $1,310 and $3,516, respectively ........        1,814         3,312
     Inventories ...................................        3,679         3,978
     Prepaid licenses and royalties ................        5,477        10,341
     Note receivable from Infogrames ...............        5,682          --
     Note receivable from Titus ....................        3,536          --
     Other current assets ..........................          546         1,162
                                                        ---------     ---------
         Total current assets ......................       27,954        25,087

Property and equipment, net ........................        3,736         5,038
Other assets .......................................         --             981
                                                        ---------     ---------
                                                        $  31,690     $  31,106
                                                        =========     =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current debt ..................................    $    --       $   1,576
     Accounts payable ..............................       13,438        13,718
     Accrued royalties .............................        3,165         7,795
     Other accrued liabilities .....................        3,166         2,999
     Advances from distributors and others .........        1,295        12,792
     Advances from related parties .................        5,338        10,060
     Loans from related parties ....................         --           3,218
     Payables to related parties ...................       10,179         7,098
     Note payable ..................................        2,020          --
                                                        ---------     ---------
         Total current liabilities .................       38,601        59,256
Commitments and contingencies (Notes 1, 5,
     6 and 7)

Stockholders' Deficit:
     Series A preferred stock, $.001 par
         value, authorized 719,424 shares;
         issued and outstanding zero and
         383,354 shares, respectively ..............         --          11,753
     Common stock, $.001 par value,
         authorized 100,000,000 shares;
         issued and outstanding 93,060,857
         and 44,995,821 shares, respectively .......           93            45
     Paid-in capital ...............................      121,432       110,701
     Accumulated deficit ...........................     (128,577)     (150,807)
     Accumulated other comprehensive income ........          141           158
                                                        ---------     ---------
         Total stockholders' deficit ...............       (6,911)      (28,150)
                                                        ---------     ---------
                                                        $  31,690     $  31,106
                                                        =========     =========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2002        2001        2002       2001
                                   --------    --------    --------    --------
                                      (In thousands, except per share amounts)

Net revenues ...................   $  1,812    $ 11,756    $ 11,193    $ 27,197
Net revenues from related party
    distributors ...............     10,030       2,546      16,024       3,918
                                   --------    --------    --------    --------
    Total net revenues .........     11,842      14,302      27,217      31,115
Cost of goods sold .............     10,602      10,993      15,079      21,478
                                   --------    --------    --------    --------
    Gross profit ...............      1,240       3,309      12,138       9,637

Operating expenses:
    Marketing and sales ........      2,688       5,325       4,342      11,511
    General and administrative .      1,819       4,097       4,835       6,583
    Product development ........      3,848       5,332       8,546      10,649
                                   --------    --------    --------    --------
        Total operating
           expenses ............      8,355      14,754      17,723      28,743
                                   --------    --------    --------    --------
    Operating income (loss) ....     (7,115)    (11,445)     (5,585)    (19,106)
Other income (expense):
    Interest expense ...........       (887)       (707)     (1,829)     (1,366)
    Gain on sale of Shiny ......     28,781        --        28,781        --
    Other ......................         14        (246)        921        (354)
                                   --------    --------    --------    --------
Income (loss) before benefit
    for income taxes ...........     20,793     (12,398)     22,288     (20,826)
Benefit for income taxes .......         75        --            75        --
                                   --------    --------    --------    --------
Net income (loss) ..............   $ 20,868    $(12,398)   $ 22,363    $(20,826)
                                   --------    --------    --------    --------
Cumulative dividend on
    participating preferred
    stock ......................   $   --      $    300    $    133    $    600
Accretion of warrant ...........       --            67        --           266
                                   --------    --------    --------    --------
Net income (loss) available to
    common stockholders ........   $ 20,868    $(12,765)   $ 22,230    $(21,692)
                                   ========    ========    ========    ========

Net income (loss) per common
    share:
    Basic ......................   $   0.22    $  (0.34)   $   0.30    $  (0.64)
                                   ========    ========    ========    ========
    Diluted ....................   $   0.22    $  (0.34)   $   0.30    $  (0.64)
                                   ========    ========    ========    ========
Shares used in calculating net
    income (loss) per common
    share:
    Basic ......................     93,095      37,483      73,873      33,839
                                   ========    ========    ========    ========
    Diluted ....................     93,095      37,483      73,873      33,839
                                   ========    ========    ========    ========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Cash flows from operating activities:                         (In thousands)
   Net income (loss) ...............................     $ 22,363      $(20,826)
   Adjustments to reconcile net income
      (loss) to cash (used in) provided
      by operating activities:
      Depreciation and amortization ................          880         1,330
      Noncash expense for stock options ............           33          --
      Non-cash interest expense ....................        1,544            67
      Write-off of prepaid royalties and licenses ..        2,100         2,251
      Gain on sale of Shiny ........................      (28,781)         --
      Other ........................................          (53)          (46)
      Changes in assets and liabilities:
         Trade receivables, net ....................        1,495        (1,284)
         Trade receivables from related
         parties ...................................         (888)       17,590
         Inventories ...............................          299         1,001
         Prepaid licenses and royalties ............        1,119        (1,301)
         Other current assets ......................          603           (81)
         Accounts payable ..........................       (1,326)        3,960
         Accrued royalties .........................       (4,497)       (1,883)
         Other accrued liabilities .................          321            27
         Payables to related parties ...............        1,852        (4,440)
         Advances from distributors and others .....      (19,719)        6,895
                                                         --------      --------
            Net cash (used in) provided
            by operating activities ................      (22,655)        3,260
                                                         --------      --------
Cash flows from investing activities:
   Purchase of property and equipment ..............          (22)       (1,080)
   Proceeds from sale of Shiny .....................       27,420          --
                                                         --------      --------
            Net cash provided by (used
            in) investing activities ...............       27,398        (1,080)
                                                         --------      --------
Cash flows from financing activities:
   Net (payment) borrowings of line of credit ......       (1,576)        6,064
   Net payment of previous line of credit ..........         --         (24,433)
   Net payment of supplemental line of credit ......         --          (1,000)
   (Repayment) borrowings from former Chairman .....       (3,218)        3,000
   Net proceeds from issuance of common stock ......            3        11,872
   Proceeds from exercise of stock options .........           86             9
   Other ...........................................         --             150
                                                         --------      --------
            Net cash used in financing
            activities .............................       (4,705)       (4,338)
                                                         --------      --------
      Net increase (decrease) in cash ..............           38        (2,158)
Cash, beginning of period ..........................          119         2,835
                                                         --------      --------
Cash, end of period ................................     $    157      $    677
                                                         ========      ========

Supplemental cash flow information:
    Cash paid for:
            Interest ...............................     $    278      $  1,305


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 2002


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

Factors Affecting Future Performance and Going Concern

     The Company has incurred substantial operating losses and at June 30, 2002, had a stockholders' deficit of $6.9 million and a working capital deficit of $10.6 million. The Company has historically funded its operations primarily from operations, through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of its subsidiary Shiny Entertainment, Inc. ("Shiny") in April 2002, for approximately $47.2 million (Note 2). The Company used the proceeds from the sale of Shiny to fund operations and to pay existing obligations, including $11.5 million of prepaid advances that were accelerated as a condition of the transaction. Additionally, in August 2002, the Company's Board of Directors has approved and commenced the process of establishing a Special Committee comprised of directors that are independent of the Company's largest stockholder, Titus Interactive S.A., to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the Company.

     The Company also entered into a new three year distribution agreement with Vivendi Universal Games, Inc. ("Vivendi"). Under the new arrangement, cash collections by the Company are accelerated.

     If the Company's existing cash and operating revenues from future product releases are not sufficient to fund the Company's operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

Accrued Royalties

     Accrued royalties consist of amounts due to outside developers and licensors based on contractual royalty rates for sales of shipped titles. The Company records a royalty expense based upon a contractual royalty rate after it has fully recouped the royalty advances paid to the outside developer, if any, prior to shipping a title.

Revenue Recognition

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors (Notes 5 and 10) as Vivendi owns approximately 5 percent of the outstanding shares of the Company's common stock. The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales that do not meet the guarantee are recognized as the minimum payments come due. The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case negotiated basis, the Company permits customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists", revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying condensed consolidated financial statements. Customer support provided by the Company is limited to telephone and Internet support. These costs are not material and are charged to expenses as incurred. The Company also expects to engage in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. Revenue is recognized when the rights have been transferred and no other obligations exist.

Recent Accounting Pronouncements

     In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The Company adopted the provisions of EITF 00-25 on January 1, 2002 and as a result net revenues and marketing expenses were reduced by $0.5 million and $1.0 million for the three and six months ended June 30, 2001, respectively. The adoption of EITF 00-25 did not impact the Company's net loss for the three and six months ended June 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position or results of operations. Goodwill amortization for the three and six months ended June 30, 2001 was zero and $96,000, respectively. With the sale of Shiny, the Company no longer has any recorded goodwill assets.

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

Note 2.  Sale of Shiny Entertainment, Inc

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

     o    $26.1 million paid  directly to third party  creditors of the Company;
          and

     o $7.3 million paid to Shiny's president and Shiny Group for Shiny common stock that was issued to such parties to settle claims relating to the Company's original acquisition of Shiny.

     As of August 1, 2002, the promissory note receivable from Infogrames was fully paid.

     The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:

                                                                   (In millions)
     Sale price of Shiny                                             $   47.2
     Net assets of Shiny at April 30, 2002                                2.3
     Transaction related costs:
         Cash payment to Warner Brothers for consent
            to transfer Matrix license                                    2.2
         Note payable issued to Warner Brothers for
            consent to transfer Matrix license                            2.0
         Payment to Shiny's President & Shiny Group                       7.1
         Commission fees to Europlay I, LLC                               3.9
         Legal fees                                                       0.9
                                                                     --------
     Gain on sale                                                    $   28.8
                                                                     ========

     In addition, the Company recorded a tax provision of $150,000 in connection with the sale of Shiny.

     Concurrently with the closing of the sale, the Company settled a legal dispute with Vivendi, relating to the parties' distribution agreement. The
Company also settled legal disputes with its former bank and its former Chairman, relating to the Company's April 2001 credit facility with its former bank that was partially guaranteed by its former Chairman. The disputes with Vivendi, the bank and the former Chairman were settled and dismissed, with prejudice, following consummation of the sale.

     The Company issued to Warner Bros., a division of Time Warner Entertainment Company, L.P., a Secured Convertible Promissory Note bearing interest at 6 percent per annum, due April 30, 2003, in the principal amount of $2.0 million. The note was issued in partial payment of amounts due Warner Bros. under the parties' license agreement for the video game based on the motion picture The Matrix, which is being developed by Shiny. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30 day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 and (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agreed to register with the Securities and Exchange Commission the shares of common stock to be issued in the event Warner Bros. Exercises its conversion option.

Note 3.  Inventories

     Inventories consist of the following:
                                                      June 30,      December 31,
                                                        2002            2001
                                                    ----------      ----------
                                                      (Dollars in thousands)
     Packaged software                              $    3,205      $    3,230
     CD-ROMs, cartridges, manuals, packaging and
        supplies                                           474             748
                                                    ----------      ----------
                                                    $    3,679      $    3,978
                                                    ==========      ==========

Note 4.  Prepaid licenses and royalties

     Prepaid licenses and royalties consist of the following:

                                                      June 30,      December 31,
                                                        2002            2001
                                                    ----------      ----------
                                                      (Dollars in thousands)
     Prepaid royalties for titles in development    $    4,453      $    7,539
     Prepaid royalties for shipped titles, net of
        amortization                                       551             710
     Prepaid licenses and trademarks, net of
        amortization                                       473           2,092
                                                    ----------      ----------
                                                    $    5,477      $   10,341
                                                    ==========      ==========

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $4.5 million and $3.6 million for the three months ended June 30, 2002 and 2001, respectively and $5.6 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $2.1 million and $1.5 million for the three months ended June 30, 2002 and 2001, respectively and totaled $2.1 million and $2.3 million for the six months ended June 30, 2002 and 2001, respectively. In addition, $1.6 million of prepaid royalties for the Matrix license was included in the net assets of Shiny, which were sold to Infogrames (Note 2).

Note 5.  Advances from Distributors and Others

     Advances from distributors and OEMs consist of the following:

                                                          June 30,  December 31,
                                                            2002          2001
                                                          -------       -------
                                                          (Dollars in thousands)
     Advance from console hardware manufacturer .......   $  --         $ 5,000
     Advances for distribution rights to a future title      --           4,000
     Advances for other distribution rights ...........     1,295         3,792
                                                          -------       -------
                                                          $ 1,295       $12,792
                                                          =======       =======

     Sale of intellectual property rights to Titus ....   $ 3,500       $  --
     Net advance from Vivendi distribution agreement ..     1,838        10,060
                                                          -------       -------
                                                          $ 5,338       $10,060
                                                          =======       =======

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. This advance was repaid with proceeds from the sale of Shiny.

     In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. In January 2002, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that the Company assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance nor repay $1.6 million related to past royalties and interest owed to the distributor. In addition, the Company agreed to forgive $0.6 million in advances previously paid to the developer. As a result, the Company recorded net revenues of $5.6 million and a related cost of sales of $0.6 million in the six months ended June 30, 2002.

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note is due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company has provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, the Company will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. The Company currently maintains a $3.5 million note receivable from Titus included in trade accounts receivable from related parties as well as a $3.5 million amount reflected as an advance from Titus in the accompanying condensed consolidated financial statements as of June 30, 2002.

     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2003 for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. The agreement provided for three advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional $3.0 million bringing the total amounts advanced to the Company under the distribution  agreement  with  Vivendi  to $16.5  million.  In April  2002,  the distribution agreement was further amended whereby Vivendi will distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi will have the distribution rights for one year from the date of release. As of June 30, 2002, Vivendi has recouped $8.2 million in connection with the sale of Company products under the North American distribution agreement and an additional $6.5 million was repaid to Vivendi in connection with the Company's sale of Shiny. As of August 1, 2002, all remaining distribution advances from Vivendi were fully recouped.

     In August 2002, the Company entered into a new distribution arrangement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America. Under the Agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees, price concessions and returns, inventory and marketing costs. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a minimum guarantee, 75 percent of the projected amount due the Company based on projected initial shipment sales, established by Vivendi in accordance with the terms of the agreement, and the remaining amounts shall be due upon shipment of the titles to Vivendi's customers. Any future sales exceeding the projected initial shipment sales will be paid on a monthly basis. The new agreement with Vivendi has a term of three years.

     In the event the Company does not perform its obligations under any of the agreements noted above, it would be obligated to refund any advances not recouped against future sales.

Note 6.  Commitments and Contingencies

     The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     On January 15, 2002, Rage Games Limited ("Rage") filed a breach of contract action against the Company relating to the August 3, 2000 North American distribution agreement and the February 9, 2001 OEM distribution agreement. In the complaint, Rage alleged that the Company failed to make royalty payments under these agreements. Rage sought damages in the amount of $2.9 million plus interest and punitive damages. Furthermore, Rage sought to audit the Company's books, return all of Rage's software and a cease and desist of all manufacturing and further distribution of Rage's software. The Company settled its dispute with Rage in April 2002 for $1.3 million to be paid in periodic installments. If the Company does not make the payments in accordance with the terms of the settlement, then Rage may execute on a stipulated judgment for the full amount of the original claim.

     On May 16, 2002, the listing of the Company's common stock was moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System. The Company had until August 13, 2002 to comply with the requirements of the SmallCap market, which include among other things, a stockholders' equity balance of $5.0 million and a minimum bid price of $1.00. The Company currently does not comply with the listing requirements of the Nasdaq SmallCap Market. Nasdaq notified the Company on August 14, 2002 that its securities will be delisted from the Nasdaq SmallCap Market at the opening of business on August 22, 2002 unless the Company appeals the staff's determination. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff's determination. The hearing request will stay the delisting of the Company's securities pending the Panel's decision. The Company's board of directors' recently approved a 10 for 1 reverse stock split that will be voted on at the annual stockholders' meeting on September 17, 2002. The Company will continue to seek methods to meet the minimum equity requirement through a combination of net income and recapitalization.

     In June 2002, the Internal Revenue Service ("the IRS") concluded its examination of the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In Fiscal 2001, the Company established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. In the second quarter of 2002, the Company reached a settlement with the IRS and agreed to pay $275,000 to settle all outstanding issues. With the executed settlement, the Company has adjusted its reserve and, as a result, recorded an income tax benefit of $225,000.

Note 7.  Stockholders' Equity

     In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of common stock. This conversion did not include accumulated dividends of $1.2 million on the preferred stock, which Titus has elected to receive in cash. In July 2002, the Company paid Titus $1.0 million of the dividend payable. Subsequent to this conversion, Titus now owns 66,988,723 shares of the Company's common stock and had 72 percent of the total voting power of the Company's capital stock as of June 30, 2002.

     In April 2001, the Company completed a private placement of 8,126,770 shares of its common stock. The transaction provided for registration rights with a registration statement to be filed by April 16, 2001 and an effective date no later than May 31, 2001. The registration statement was not declared effective by May 31, 2001 and in accordance with the terms of the agreement, the Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the registration statement was finally declared effective. During the three and six months ended June 30, 2002, the Company recorded these penalties as interest expense of $0.8 million and $1.6 million, respectively and at June 30, 2002 had accrued penalties of $3.3 million, payable to these stockholders. The

Company is currently involved in negotiations with the related private placement investors to settle the payment obligations of the penalties.

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

                                    Three Months Ended          Six Months Ended
                                         June 30,                    June 30,
                               --------------------------   --------------------------
                                   2002          2001           2002          2001
                               ------------  ------------   ------------  ------------
                                        (In thousands, except per share amounts)
Net income (loss) available
   to common stockholders ...  $     20,868  $    (12,765)  $     22,230  $    (21,692)
                               ------------  ------------   ------------  ------------
Shares used to compute net
   income (loss) per share:
   Weighted-average common
      shares ................        93,095        37,483         73,873        33,839
   Dilutive stock equivalents          --            --             --            --
                               ------------  ------------   ------------  ------------
   Dilutive potential common
      shares ................        93,095        37,483         73,873        33,839
                               ============  ============   ============  ============
Net income (loss) per share:
   Basic ....................  $       0.22  $      (0.34)  $       0.30  $      (0.64)
   Diluted ..................  $       0.22  $      (0.34)  $       0.30  $      (0.64)

     There were options and warrants outstanding to purchase 11,268,933 shares of common stock at June 30, 2002, which were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares.

     Due to the net loss attributable for the three and six months ended June 30, 2001 on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the six months ended June 30, 2001, an additional 13,950,739 shares would have been added to dilute potential common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at June 30, 2002 and 2001 was $2.05 and $2.12, respectively.

Note 9.  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following:

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 -------------------   -------------------
                                   2002       2001       2002       2001
                                 --------   --------   --------   --------
                                           (Dollars in thousands)
     Net income (loss) ........  $ 20,868   $(12,398)  $ 22,363   $(20,826)
     Other comprehensive loss,
        net of income taxes:
        Foreign currency trans-
           lation adjustments .       (35)       (24)       (17)       (46)
                                 --------   --------   --------   --------
        Total comprehensive
           income (loss) ......  $ 20,833   $(12,422)  $ 22,346   $(20,872)
                                 ========   ========   ========   ========

     During the three and six months ended June 30, 2002 and 2001, the net effect of income taxes on comprehensive loss was immaterial.

Note 10.  Related Parties

     Amounts receivable from and payable to related parties are as follows:

                                                    June 30,    December 31,
                                                      2002          2001
                                                    --------      --------
                                                    (Dollars in thousands)
     Receivables from related parties:
         Virgin ...............................     $  7,716      $  7,504
         Vivendi ..............................        3,634         2,437
         Titus ................................          158           260
         Return allowance .....................       (4,445)       (4,026)
                                                    --------      --------
         Total ................................     $  7,063      $  6,175
                                                    ========      ========

     Payables to related parties:
         Virgin ...............................     $  6,593      $  5,790
         Vivendi ..............................        1,116          --
         Titus ................................        2,470         1,308
                                                    --------      --------
         Total ................................     $ 10,179      $  7,098
                                                    ========      ========

Distribution and Publishing Agreements

Titus Interactive S.A.

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $19,000 and $7,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the Company recognized fee income of $19,000 and $28,000, respectively.

     Amounts due to Titus at June 30, 2002 and December 31, 2001 include dividends payable of $2.0 million and $0.7 million, respectively. Amounts due to Titus at December 31, 2001 include $0.5 million for expenses incurred by Titus on behalf of the Company.

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

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $0.2 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred distribution expense of $0.3 million and $0.6 million, respectively. In addition, the Company recognized overhead fees of $0.3 million and zero dollars for the three months ended June 30, 2002 and 2001, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2002 and 2001 respectively.

     Under a Product Publishing Agreement with Virgin, as amended, the Company has an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. In connection with the Product Publishing Agreement with Virgin, the Company earned $39,000 and zero for performing publishing and distribution services on behalf of Virgin for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the Company earned $39,000 and $15,000, respectively, for performing publishing and distribution services.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002, the Company paid $54,000 and $54,000, respectively.

Vivendi Universal Games, Inc.

     In connection with the distribution agreement with Vivendi, the Company incurred distribution commission expense of $1.7 million and $2.6 million for the three and six months ended June 30, 2002, respectively.

Note 11.  Segment and Geographical Information

     The Company operates in one principal business segment, which is managed primarily from the Company's U. S. headquarters.

     Net revenues by geographic regions were as follows:

                      Three months Ended June 30,          Six Months Ended June 30,
                        2002              2001              2002              2001
                  ----------------  ----------------  ----------------  ----------------
                   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                  -------  -------  -------  -------  -------  -------  -------  -------
                                           (Dollars in thousands)
North America ..  $ 8,103      68%  $ 9,441      66%  $12,569      46%  $22,897      74%
Europe .........    1,643      14%    2,482      18%    2,946      11%    3,820      12%
Rest of World ..      121       1%      914       6%      268       1%    1,579       5%
OEM, royalty and
   licensing ...    1,975      17%    1,465      10%   11,434      42%    2,819       9%
                  -------     ---   -------     ---   -------     ---   -------     ---
                  $11,842     100%  $14,302     100%  $27,217     100%  $31,115     100%
                  =======     ===   =======     ===   =======     ===   =======     ===


Note 12.  Other Expense, net

     In April 2002, the Company entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby the Company returned the property back to the landlord and was released from any further lease obligations. As a result of this settlement, the Company reduced its amounts accrued for this contractual cash obligation by $0.8 million for the six months ended June 30, 2002.

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

Revenue Recognition

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of our sales are made by two related party distributors. The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery of the product master or the first copy. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated. We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange product and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. During 2001, we substantially increased our sales allowances as a result of the granting of price concessions to resellers on products in their inventory, in an effort to minimize product returns following the transition of our North American distribution rights to Vivendi. As a result, sales allowances as a percentage of our total accounts receivable increased to 44 percent at December 31, 2001 from 19 percent at December 31,2000. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements. We provide customer support only via telephone and the Internet. Customer support costs are not material and we charge such costs to expenses as we incur them. We also expect to engage in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. Revenue is recognized when the rights have been transferred and no other obligations exist.

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

Other Significant Accounting Policies

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see
Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

Results of Operations

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                   2002                   2001                 2002                  2001
                           --------------------  --------------------  --------------------  --------------------
                                       % of Net              % of Net              % of Net              % of Net
                             Amount    Revenues    Amount    Revenues    Amount    Revenues    Amount    Revenues
                           --------    --------  --------    --------  --------    --------  --------    --------
                                                            (Dollars in thousands)

Net revenues ............  $ 11,842        100%  $ 14,302        100%  $ 27,217        100%  $ 31,115        100%
Cost of goods sold ......    10,602         90%    10,993         77%    15,079         55%    21,478         69%
                           --------        ---   --------        ---   --------        ---   --------        ---
     Gross profit .......     1,240         10%     3,309         23%    12,138         45%     9,637         31%
                           --------        ---   --------        ---   --------        ---   --------        ---
Operating expenses:
     Marketing and sales      2,688         23%     5,325         37%     4,342         16%    11,511         37%
     General and adminis-
       trative ..........     1,819         15%     4,097         29%     4,835         18%     6,583         21%
     Product development      3,848         32%     5,332         37%     8,546         31%    10,649         34%
                           --------        ---   --------        ---   --------        ---   --------        ---
     Total operating
       expenses .........     8,355         70%    14,754        103%    17,723         65%    28,743         92%
                           --------        ---   --------        ---   --------        ---   --------        ---
Operating income (loss) .    (7,115)       -60%   (11,445)       -80%    (5,585)       -20%   (19,106)       -61%
Sale of Shiny ...........    28,781        243%      --            0%    28,781        106%      --            0%
Other expense ...........      (873)        -7%      (953)        -7%      (908)        -3%    (1,720)        -6%
                           --------        ---   --------        ---   --------        ---   --------        ---
Income (loss) before
     income taxes .......    20,793        176%   (12,398)       -87%    22,288         82%   (20,826)       -67%
(Benefit) provision for
     income taxes .......       (75)        -1%       --           0%       (75)         0%      --           0%
                           --------        ---   --------        ---   --------        ---   --------        ---
Net income (loss) .......  $ 20,868        175%  $(12,398)       -87%  $ 22,363         82%  $(20,826)       -67%
                           ========        ===   ========        ===   ========        ===   ========        ===
Net revenues by geo-
     graphic region:
     North America ......  $  8,103         68%  $  9,441         66%  $ 12,569         46%  $ 22,897         74%
     International ......     1,764         15%     3,396         24%     3,214         12%     5,399         17%
     OEM, royalty and
       licensing ........     1,975         17%     1,465         10%    11,434         42%     2,819          9%

Net revenues by platform:
     Personal computer ..  $  2,664         22%  $ 11,810         83%  $  6,945         26%  $ 23,769         76%
     Video game console .     7,203         61%     1,027          7%     8,838         32%     4,527         15%
     OEM, royalty and
       licensing ........     1,975         17%     1,465         10%    11,434         42%     2,819          9%

North American, International and OEM, Royalty and Licensing Net Revenues

     Net revenues for the three months ended June 30, 2002 were $11.8 million, a decrease of 17 percent compared to the same period in 2001. This decrease resulted from a 14 percent decrease in North American net revenues and a 48 percent decrease in International net revenues offset by a 35 percent increase in OEM, royalties and licensing revenues.

     North American net revenues for the three months ended June 30, 2002 were $8.1 million. The decrease in North American net revenues in 2002 was mainly due to releasing only one title in 2002 compared to 4 titles in 2001 resulting in a decrease in North American sales of $2.3 million, partially offset by a decrease in product returns and price concessions of $1.0 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the releasing of fewer and higher quality titles.

     International net revenues for the three months ended June 30, 2002 were $1.8 million. The decrease in International net revenues for the three months ended June 30, 2002 was mainly due to the reduction in title releases during the year which resulted in a $2.5 million decrease in revenue offset by a decrease in product returns and price concessions of $0.9 million compared to the 2001 period. Our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets.

     Net revenues for the six months ended June 30, 2002 were $27.2 million, a decrease of 13 percent compared to the same period in 2001. This decrease resulted from a 45 percent decrease in North American net revenues, a 40 percent decrease in International net revenues offset by a 306 percent increase in OEM, royalties and licensing revenues.

     North American net revenues for the six months ended June 30, 2002 were $12.6 million. The decrease in North American net revenues in 2002 was mainly due to releasing one title in 2002 compared to 7 titles in 2001 resulting in a decrease in North American sales of $12.8 million, partially offset by a decrease in product returns and price concessions of $2.5 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the releasing of fewer and higher quality titles.

     International net revenues for the six months ended June 30, 2002 were $3.2 million. The decrease in International net revenues for the six months ended June 30, 2002 was mainly due to the reduction in title releases during the year which resulted in a $5.1 million decrease in revenue offset by a decrease in product returns and price concessions of $2.9 million compared to the 2001 period. Our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets.

     We expect that both our North American and International publishing net revenues in fiscal 2002 will increase compared to fiscal 2001, as we anticipate releasing more major titles than in 2001. We currently have 5 to 6 titles scheduled for release during the remainder of the year.

     OEM, royalty and licensing net revenues for the three months ended June 30, 2002 were $2.0 million, an increase of $0.5 million as compared to the same period in 2001. OEM net revenues increased by $0.3 million compared to the 2001 period and licensing net revenues increased by $0.2 million as compared to the 2001 period.

     OEM, royalty and licensing net revenues for the six months ended June 30, 2002 were $11.4 million, an increase of $8.6 million as compared to the same period in 2001. The OEM business increased by $0.5 million compared to the same period in 2001. The six months ended June 30, 2002 also included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the six months ended June 30, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee. Excluding the above transactions, our licensing revenues for the six months ended June 30, 2002 increased by $1.3 million as compared to the 2001 period.

     We expect that OEM, royalty and licensing net revenues in fiscal 2002 will increase compared to fiscal 2001 as a result of these two transactions combined with a consistent level of OEM business.

Platform Net Revenues

     PC net revenues for the three months ended June 30, 2002 were $2.7 million, a decrease of 77 percent compared to the same period in 2001. The decrease in PC net revenues in 2002 was primarily due to not releasing any titles in 2002 as compared to four titles released in 2001. Video game console net revenues were $7.2 million, an increase of 601 percent for the three months ended June 30, 2002 compared to the same period in 2001, due to releasing the major hit title
Hunter: The Reckoning (Xbox) in 2002 as compared to the international release on one title in 2001.

     PC net revenues for the six months ended June 30, 2002 were $6.9 million, a decrease of 71 percent compared to the same period in 2001. The decrease in PC net revenues in 2002 was primarily due to not releasing any titles in 2002 as compared to six titles released in 2001. Video game console net revenues were $8.8 million an increase of 95 percent for the six months ended June 30, 2002 compared to the same period in 2001, due to releasing the major hit title
Hunter: The Reckoning (Xbox) in 2002 as compared to one title in 2001.

     We expect our PC net revenues to decrease in 2002 as compared to 2001 as we expect to release only two to three new titles as we continue to focus more on next generation console products. We anticipate releasing five new console titles in fiscal 2002 and expect net revenues to increase in fiscal 2002 partly due to the fact that we anticipate releasing the major hit title Baldur's Gate:
Dark Alliance on Xbox and Gamecube in the latter half of 2002.

 Cost of Goods Sold; Gross Profit Margin

     Our cost of goods sold decreased 4 percent to $10.6 million in the three months ended June 30, 2002 compared to the same period in 2001. The decrease was primarily due to the decrease in overall product sales during the period, partially offset by a change in the mix of sales from PC products, which have a lower cost of goods per unit, to console products, which have a higher cost of goods per unit. Our gross margin decreased to 10 percent for 2002 from 26 percent in 2001. This was primarily due to an increase in console net revenues and both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $2.1 million in 2002 and $1.5 million in 2001 in write-offs of canceled development projects.

     Our cost of goods sold decreased 30 percent to $15.1 million in the six months ended June 30, 2002 compared to the same period in 2001. The decrease was primarily due to the decrease in overall product sales during the period, partially offset by a change in the mix of sales from PC products, which have a lower cost of goods per unit, to console products, which have a higher cost of goods per unit. Our gross margin increased to 45 percent for 2002 from 33 percent in 2001. This was due to the publishing and licensing transactions in 2002, which did not bear any significant cost of goods. Both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $2.1 million in 2002 and $2.2 million in 2001 in write-offs of canceled development projects.

     We expect our gross profit margin and gross profit to increase in fiscal 2002 as compared to fiscal 2001 as we expect not to incur any significant, unusual product returns and price concessions or any additional write-offs of prepaid royalties in 2002.

 Marketing and Sales

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2002 were $2.7 million, a 50 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $1.2 million reduction in advertising and retail marketing support expenditures due to releasing fewer titles in 2002 and a $1.5 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses included a $0.1 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties).

     Marketing and sales expenses for the six months ended June 30, 2002 were $4.3 million, a 62 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $4.5 million reduction in advertising and retail marketing support expenditures due to releasing fewer titles in 2002 and a $2.7 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses was partially offset by $0.2 million increase in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties).

     We expect our marketing and sales expenses to decrease in fiscal 2002 compared to fiscal 2001, due to fewer overall planned title releases in fiscal 2002 across all platforms, lower personnel costs from our reduced headcount and a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement.

General and Administrative

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2002 were $1.8 million, a 56 percent decrease as compared to the same period in 2001. The decrease is due to a $2.3 million decrease in personnel costs and general expenses.

     General and administrative expenses for the six months ended June 30, 2002 were $4.8 million, a 27 percent decrease as compared to the same period in 2001. The decrease is due to a $1.8 million decrease in personnel costs and general expenses. In the 2002 period we incurred significant charges of $0.4 million in loan termination fees associated with the termination of our line of credit and $0.5 million in consulting expenses payable to our investment bankers, Europlay, incurred to assist us with the restructuring of the company. In the 2001 period significant charges of $0.6 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which was terminated.

     We expect our general and administrative expenses to decrease in fiscal 2002 compared to fiscal 2001 primarily due to the reduction in headcount and the continued reduction in other related costs.

Product Development

     Product development expenses for the three months ended June 30, 2002 were $3.8 million, a 28 percent decrease as compared to the same period in 2001. This decrease is due to a $1.5 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

     Product development expenses for the six months ended June 30, 2002 were $8.5 million, a 20 percent decrease as compared to the same period in 2001. This decrease is due to a $2.1 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny.

     We expect our product development expenses to decrease in fiscal 2002 compared to fiscal 2001 as a result of lower headcount and the sale of Shiny.

Sale of Shiny Entertainment, Inc.

     In April 2002, we sold our former subsidiary Shiny Entertainment, Inc. to Infogrames for $47.2 million. After recognizing closing costs, consideration to Warner Brothers for their consent to transfer the Matrix license and expensing amounts previously paid for the Matrix license, we recognized a gain of $28.8 million on this sale.

Other Expense, net

     Other expenses for the three months ended June 30, 2002 were $0.9 million, an 8 percent decrease as compared to the same period in 2001. The decrease was due to no interest expense related to lower net borrowings on our line of credit, no losses associated with foreign currency exchanges offset by an increase of $0.5 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of our common stock.

     Other expenses for the six months ended June 30, 2002 were $0.9 million, a 47 percent decrease as compared to the same period in 2001. The decrease was due to no interest expense related to lower net borrowings on our line of credit, no losses associated with foreign currency exchanges and $0.9 million associated with a gain in the settlement and termination of a building lease in the United Kingdom offset by an increase of $1.3 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of our common stock.

Benefit from Income Taxes

         In June 2002, the Internal Revenue Service concluded their examination of our consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In fiscal 2001, we established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. In the second quarter of 2002, we reached a settlement with the IRS and agreed to pay $275,000 to settle all outstanding issues. With the executed settlement, we have adjusted our reserve and, as a result, recorded an income tax benefit of $225,000. This benefit was offset by an income tax provision of $150,000 associated with the gain on sale of Shiny.

Liquidity and Capital Resources

     We have funded our operations to date primarily through the use of borrowings, royalty and distribution fee advances, cash generated by the private sale of securities, proceeds of the initial public offering, the sale of assets and from results of operations.

     As of June 30, 2002, our cash balance was approximately $157,000 and our outstanding accounts payable and current debt totaled approximately $38.6 million, with approximately $10.2 million that can be offset against receivable balances. On April 30, 2002, in connection with the sale of Shiny, we received a cash payment of approximately $3.0 million and a promissory note in the principal amount of approximately $10.8 million payable over three months, and applied additional proceeds to repay approximately $26.1 million in accounts payable and current debt including $11.5 million of prepaid advances that were accelerated as a condition of the transaction. We expect that we will need to substantially reduce our working capital needs and/or raise additional financing. Along these lines, we have entered into a new distribution agreement with Vivendi, which accelerates cash collections through minimum guarantees. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company, (iii) seek protection from our creditors, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, our sales growth, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $22.7 million during the six months ended June 30, 2002, primarily attributable to payments for royalty liabilities, recoupment of advances received by distributors and refund of advances received from Vivendi and a console hardware manufacturer for the development of titles for its console platform in connection with the sale of Shiny offset by net income of $22.4 million and collections of accounts receivable and an increase in payables to related parties.

     Net cash used by financing activities of $4.7 million for the six months ended June 30, 2002, consisted primarily of repayments of our working capital line of credit and repayments to our former Chairman. Cash provided by investing activities of $27.4 million for the six months ended June 30, 2002 consisted of proceeds from the sale of Shiny, offset by normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.
                                                      Less
                                                      Than   1 - 3   After
     June 30, 2002                           Total   1 Year  Years   3 Years
                                             ------  ------  ------  ------
                                                       (In thousands)
     Contractual cash obligations:
        Non-cancelable operating
           lease obligations ..............   5,867   1,375   3,031   1,461
                                             ------  ------  ------  ------
     Total contractual cash
        obligations .......................  $5,867  $1,375  $3,031  $1,461
                                             ======  ======  ======  ======

     In April 2002, we entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby we returned the property back to the landlord and were released from any further lease obligations. This settlement reduced our total contractual cash obligations by $1.3 million through fiscal 2005.

     Our main source of capital is from the release of new titles. Historically, we have had some delays in the release of new titles and we anticipate that we may continue to incur delays in the release of future titles. These delays can have a negative impact on our short-term liquidity, but should not affect our overall liquidity.

     To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back of certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives. In this regard, we completed the sale of Shiny in April 2002, for approximately $47.2 million. Additionally, in August 2002, our Board of Directors established a Special Committee comprised of directors that are independent of our largest stockholder, Titus Interactive S.A., to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the company.

     In order to improve our cash flow, in August 2002, we entered into a new distribution arrangement with Vivendi whereby Vivendi will pay us sales proceeds based on Vivendi's sales of the products less amounts for distribution fees, price concessions and returns, inventory and marketing costs. Upon the delivery of a gold master to Vivendi, Vivendi will pay us, as a minimum guarantee, 75 percent of the projected amount due to us based on projected initial shipment sales, established by Vivendi in accordance with the terms of the agreement, and the remaining amounts shall be due upon shipment of the titles to Vivendi's customers. Any future sales exceeding the initial shipment will be paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity.

     If operating revenues from product releases are not sufficient to fund our operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

Activities with Related Parties

     Our operations involve significant transactions with Titus, our majority stockholder, Virgin, a wholly-owned subsidiary of Titus, and Vivendi, an indirect owner of 5 percent of our common stock. In addition, we previously obtained financing from the former Chairman of the company.

Transactions with Titus

     In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 72 percent of our outstanding common stock, our only voting security, immediately following the conversion.

     Titus retained Europlay as consultants to assist with the restructuring of the company. This arrangement with Europlay is with Titus, however, we agreed to reimburse Titus for consulting expenses incurred on our behalf. In connection with the sale of Shiny, we agreed to pay Europlay directly for their services with the proceeds received from the sale, which Europlay received. We have also entered into a commission-based agreement with Europlay where Europlay will assist us with strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the company. Under this arrangement, Europlay assisted us with the sale of Shiny.

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $19,000 and $28,000 for the six months ended June 30, 2002 and 2001, respectively.

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

     As of June 30, 2002 and December 31, 2001, Titus owed us $3.7 million and $0.3 million, respectively, and we owed Titus $2.5 million and $1.3 million, respectively. Amounts due from Titus include a $3.5 million note receivable and amounts due to Titus at June 30, 2002 include dividends payable of $2.0 million, of which $1.0 million was paid in July 2002. Amounts due to Titus at December 31, 2001 include dividends payable of $0.7 million and $0.5 million for services rendered by Europlay.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 8 percent per annum. The promissory note is due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We currently maintain a $3.5 million note receivable from Titus as well as a $3.5 million deferred revenue amount for the related transaction.

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

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $0.3 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. In addition, we recognized overhead fees of $0.5 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively.

     We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned $39,000 and $15,000 for performing publishing and distribution services on behalf of Virgin for the six months ended June 30, 2002 and 2001, respectively.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $54,000 and $54,000 for the six months ended June 30, 2002 and 2001, respectively.

     As of June 30, 2002 and December 31, 2001, Virgin owed us $7.7 million and $7.5 million, and we owed Virgin $6.6 million and $5.8 million, respectively.

Transactions with Vivendi

     In connection with a distribution agreement with Vivendi, which indirectly owns approximately 5 percent of our common stock at June 30, 2002 but does not have representation on our Board of Directors, Vivendi is our distributor in North America through December 31, 2002 for substantially all of our products, with the exception of products with pre-existing distribution agreements and certain selected future titles. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, Vivendi made advance payments to us totaling $16.5 million. As of August 1, 2002, Vivendi has fully recouped their advance payments to us from product sales.

     In connection with the distribution agreement with Vivendi, we incurred distribution commission expense of $2.6 million and zero dollars for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, Vivendi owed us $3.6 million and $2.4 million, respectively.

     In April 2002, we entered into an agreement with Vivendi, pursuant to which, among other things, the parties amended the terms of the August 13, 2001 distribution agreement, as amended, as follows: (i) Vivendi was repaid $6.5 million of their advances under the August 13, 2001 distribution agreement; (ii) Vivendi maintains the exclusive distribution rights to our back-catalog titles, including "Baldur's Gate: Dark Alliance" through December 31, 2002, plus a six month sell-off period; (iii) Vivendi will maintain exclusive distribution rights to our upcoming new titles to be released, which includes "Icewind Dale 2" for PC and "Hunter" on the Microsoft X-Box game console for a term of 1 year from the date of release of each new title, plus a 6 month sell-off period; (iv) Vivendi will retain 100 percent of proceeds from the distribution of "Baldur's
Gate: Dark Alliance" until such time as the balance of Vivendi's advance under the August 13, 2001 distribution agreement is fully recouped; and (iv) Vivendi's distribution rights to any of our other titles under the August 13, 2001 distribution agreement were terminated. As of August 1, 2002, Vivendi fully recouped its advance to us.

     In August 2002, we entered into a new distribution arrangement with Vivendi whereby Vivendi will distribute substantially all of our products in North America. Under the Agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns, inventory and marketing costs. Upon the delivery of a gold master to Vivendi, Vivendi will pay us, as a minimum guarantee, 75 percent of the projected amount due to us based on projected initial shipment sales, established by Vivendi in accordance with the terms of the agreement, and the remaining amounts shall be due upon shipment of the titles to Vivendi's customers. Any future sales exceeding the initial shipment will be paid on a monthly basis. The new agreement with Vivendi has a term of three years.

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

Recent Accounting Pronouncements

     In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We adopted the provision of EITF 00-25 on January 1, 2002 and as a result net revenues and marketing expenses were reduced by $1.0 million for the six months ended June 30, 2001. The adoption of EITF 00-25 did not impact our net loss for the three months ended June 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules on accounting for goodwill and other intangible assets January 1, 2002. Adoption of FAS 142 did not have a material impact on our consolidated financial position or results of operations. Goodwill amortization for the three months ended June 30, 2001 was $96,000. With the sale of Shiny, we no longer have any goodwill assets.

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

     As of June 30, 2002, our cash balance was approximately $157,000 and our outstanding accounts payable and current debt totaled approximately $38.6 million, with approximately $10.2 million that can be offset against related party accounts receivable balances. On April 30, 2002, in connection with the sale of Shiny, we received a cash payment of approximately $3.0 million and a promissory note in the principal amount of approximately $10.8 million payable over three months, and applied additional proceeds to repay approximately $26.1 million in accounts payable and current debt including $11.5 million of prepaid advances that were accelerated as a condition of the transaction. Even with the proceeds we received in the Shiny sale, we will need to raise additional financing. If we do not receive sufficient financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

WE HAVE A HISTORY OF LOSSES, MAY NEVER GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS.

     For the six months ended June 30, 2002, our net loss from operations was $5.6 million and for the year ended December 31, 2001, our net loss was $46.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2002 we had an accumulated deficit of $129 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

OUR STOCK PRICE MAY DECLINE SIGNIFICANTLY IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     On May 16, 2002, the listing of our common stock was moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System. We currently are not in compliance with the listing requirements of the Nasdaq

SmallCap Market. Nasdaq notified us on August 14, 2002 that our securities will be delisted from the Nasdaq SmallCap Market at the opening of business on August 22, 2002. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff's determination. The hearing request will stay the delisting of our securities pending the Panel's decision. There can be no assurance, however, that the Panel will grant our request for continued listing. If our securities are delisted from the Nasdaq SmallCap Market, trading of our common stock may be conducted in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. The trading price per share of our common stock likely would be reduced as a result.

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

THE TERMINATION OF OUR EXISTING CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

     Pursuant to our credit agreement with LaSalle Business Credit Inc., or "LaSalle", entered into in April 2001, we agreed to certain covenants. In October 2001, LaSalle notified us that the credit agreement was being terminated as a result of our failure to comply with some of those covenants and we would no longer be able to continue to draw on the credit facility to fund future operations. Because we depend on a credit agreement to fund our operations, LaSalle's termination of the credit agreement has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit agreement to help fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.

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

     For the six months ended June 30, 2002, our net loss form operations was $5.6 million. We have incurred significant net losses in recent periods, including a net loss of $46.3 million for the year ended December 31, 2001. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

WE COMPETE WITH A NUMBER OF COMPANIES THAT HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING AND PRODUCT DEVELOPMENT RESOURCES THAN WE DO.

     The greater resources of our competitors permit them to pay higher fees than we can to licensors of desirable motion picture, television, sports and character properties and to third party software developers.

     We compete primarily with other publishers of personal computer and video game console interactive entertainment software. Significant competitors include Electronic Arts Inc. and Activision, Inc. Many of these competitors have substantially greater financial, technical resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do.

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

     We are exposed to the risk of product returns and pricing concessions with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide pricing concessions to our customers to manage our customers' inventory levels in the distribution channel. We could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and our access to distribution channels. Product return and pricing concessions that exceed our reserves have caused material harm to our results of operations in the recent past and may do so again in the future. We have mitigated this risk in North America under the new distribution arrangement with Vivendi, as sales will be guaranteed with no offset against returns.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS MAY REDUCE THE PRICE OF OUR STOCK AND DILUTE EXISTING STOCKHOLDERS.

     We currently have effective registration statements covering a total of approximately 53 million shares of our common stock for the benefit of those shareholders. These shares are now eligible for immediate resale in the public market. Included in these registrations were shares of common stock owned by Universal Studios, Inc. (now owned by Vivendi), which beneficially owns approximately 5 percent of our common stock, Titus Interactive S.A., which beneficially owns approximately 72 percent of our common stock, and investors that acquired shares of common stock in our April 2001 financing.

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

OUR SALES VOLUME AND THE SUCCESS OF OUR PRODUCTS DEPEND IN PART UPON THE NUMBER OF PRODUCT TITLES DISTRIBUTED BY HARDWARE COMPANIES FOR USE WITH THEIR VIDEO GAME PLATFORMS.

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

     Our net revenues from international sales accounted for approximately 12 percent and 17 percent of our total net revenues for the six months ended June 30 2002 and 2001, respectively. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of June 30, 2002. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

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

Foreign Currency Risk

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized foreign exchange gains of $68,000 and losses of $339,000 during the six months ended June 30, 2002 and 2001, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.


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

     On January 15, 2002, Rage Games Limited ("Rage") filed a breach of contract action against the Company relating to the August 3, 2000 North American distribution agreement and the February 9, 2001 OEM distribution agreement. In the complaint, Rage alleged that the Company failed to make royalty payments under these agreements. Rage sought damages in the amount of $2.9 million plus interest and punitive damages. Furthermore, Rage sought to audit the Company's books, return all of Rage's software and a cease & desist of all manufacturing & further distribution of Rage's software. The Company`s settlement for all claims with Rage in April 2002 included payment terms on the settlement amount of $1.3 million. If payments are not made under the terms of the settlement, then Rage may enter into a stipulation judgment for the full amount of the claim.

Item 5.    Other Information

     On August 14, 2002, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(8)(D). Pursuant to an earlier grace period granted by Nasdaq, the Company had until August 13, 2002 to regain compliance with the minimum bid price per share requirement.

     Nasdaq informed the Company that its securities will be delisted from The Nasdaq SmallCap Market at the opening of business on August 22, 2002, unless the Company appeals the Staff's determination. The Company has requested an appeal hearing before a Nasdaq Listing Qualifications Panel to review the Staff's determination. The hearing request will stay the delisting of the Company's securities pending the Panel's decision. There can be no assurance, however, that the Panel will grant the Company's request for continued listing.

     A copy of the press release dated August 15, 2002, issued by the Company in connection with the Nasdaq Stock Market notification, is attached as Exhibit
99.2 to this Form 10-Q, and is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits - The following exhibits are filed as part of this report:

           Exhibit Number    Exhibit Title
           --------------    -------------
           99.1              Management's certification of financial statements.
           99.2              Press Release, dated August 15, 2002.

     (b)   Reports on Form 8-K

              The Company filed a Current Report on Form 8-K on April 10, 2002, that Titus Interactive SA, the Company's majority stockholder, converted its remaining shares of Series A Preferred Stock into common stock.

              The Company filed a Current Report on Form 8-K on April 29, 2002, reporting that the Company and Infogrames, Inc. had entered into an agreement for the sale of the Company's Shiny Entertainment, Inc. subsidiary.

              The Company filed a Current Report on Form 8-K on May 6, 2002, reporting that the Company consummated the sale of its majority owned subsidiary, Shiny Entertainment, Inc. to Infogrames, Inc.

              The Company filed a Current Report on Form 8-K/A on May 15, 2002, which amended the Current Report on Form 8-K filed by the Company on May 6, 2002, reporting that the Company consummated the sale of its majority owned subsidiary, Shiny Entertainment, Inc. to Infogrames, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERPLAY ENTERTAINMENT CORP.


Date:  August 19, 2002                 By:   /s/ HERVE CAEN
                                             -----------------------------------
                                             Herve Caen,
                                             President
                                             (Principal Executive Officer)




Date:  August 19, 2002                 By:   /s/ Jeff Gonzalez
                                             -----------------------------------
                                             Jeff Gonzalez
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)