Form 10-Q
period 2002-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2002-11-19
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                       Issued and Outstanding at Nov. 15, 2002
             -----                       ---------------------------------------

Common Stock, $0.001 par value                         93,138,176

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                 --------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2002 (unaudited) and
              December 31, 2001..............................................  3

              Condensed Consolidated Statements of
              Operations for the Three and Nine
              Months ended September 30, 2002 and 2001
              (unaudited)....................................................  4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2002
              and 2001 (unaudited)...........................................  5

              Notes to Condensed Consolidated Financial
              Statements (unaudited) ........................................  6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................  17

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk.............................................  35

Item 4.       Controls and Procedures.......................................  35

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  36

Item 5.       Other Information.............................................  36

Item 6.       Exhibits and Reports on Form 8-K..............................  36

SIGNATURES    ..............................................................  37

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                   2002           2001
------                                                 ---------      ---------
Current Assets:                                       (Unaudited)
   Cash ..........................................     $     488      $     119
   Trade receivables from related parties,
      net of allowances of $5,358 and
      $4,025, respectively .......................         8,057          6,175
   Trade receivables, net of allowances
      of $1,436 and $3,516, respectively .........         1,147          3,312
   Inventories ...................................         1,727          3,978
   Prepaid licenses and royalties - current ......         6,286         10,341
   Other current assets ..........................         1,123          1,162
                                                       ---------      ---------
      Total current assets .......................        18,828         25,087

Property and equipment, net ......................         3,520          5,038
Prepaid licenses and royalties - long term .......           246           --
Other assets .....................................          --              981
                                                       ---------      ---------
                                                       $  22,594      $  31,106
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
   Current debt ..................................     $    --        $   1,576
   Accounts payable ..............................        10,231         13,718
   Accrued royalties .............................         4,406          7,795
   Other accrued liabilities .....................         2,048          2,999
   Advances from distributors and others .........           101         12,792
   Advances from related parties .................           800         10,060
   Loans from related parties ....................          --            3,218
   Payables to related parties ...................        11,722          7,098
   Note payable ..................................         2,051           --
                                                       ---------      ---------
      Total current liabilities ..................        31,359         59,256
Commitments and contingencies

Stockholders' Deficit:
   Series A preferred stock ......................          --           11,753
   Common stock ..................................            93             45
   Paid-in capital ...............................       121,432        110,701
   Accumulated deficit ...........................      (130,425)      (150,807)
   Accumulated other comprehensive income ........           135            158
                                                       ---------      ---------
      Total stockholders' deficit ................        (8,765)       (28,150)
                                                       ---------      ---------
                                                       $  22,594      $  31,106
                                                       =========      =========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    ---------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
                                     (In thousands, except per share amounts)

Net revenues ...................   $  1,152    $  1,937    $ 14,860    $ 29,322
Net revenues from related party
   distributors ................      8,525       1,888      22,181       5,608
                                   --------    --------    --------    --------
   Total net revenues ..........      9,677       3,825      37,041      34,930
Cost of goods sold .............      5,675      11,448      20,754      32,913
                                   --------    --------    --------    --------
   Gross profit ................      4,002      (7,623)     16,287       2,017

Operating expenses:
   Marketing and sales .........        965       3,778       5,328      15,282
   General and administrative ..      1,010       2,638       5,816       9,196
   Product development .........      3,460       4,925      12,161      15,573
                                   --------    --------    --------    --------
      Total operating expenses .      5,435      11,341      23,305      40,051
                                   --------    --------    --------    --------
Operating loss .................     (1,433)    (18,964)     (7,018)    (38,034)

Other income (expense):
   Interest expense ............       (352)     (1,011)     (2,181)     (2,607)
   Gain on sale of Shiny .......       --          --        28,781        --
   Other .......................        (62)       (673)        858        (797)
                                   --------    --------    --------    --------

Income (loss) before benefit
   for income taxes ............     (1,847)    (20,648)     20,440     (41,438)
Benefit for income taxes .......       --          --            75        --
                                   --------    --------    --------    --------
Net income (loss) ..............   $ (1,847)   $(20,648)   $ 20,515    $(41,438)
                                   --------    --------    --------    --------

Cumulative dividend on
   participating preferred
   stock .......................   $   --      $    228    $    133    $    828
Accretion of warrant ...........       --          --          --           266
                                   --------    --------    --------    --------

Net income (loss) available to
   common stockholders .........   $ (1,847)   $(20,876)   $ 20,382    $(42,532)
                                   ========    ========    ========    ========

Net income (loss) per common
   share:
   Basic .......................   $  (0.02)   $  (0.50)   $   0.25    $  (1.16)
                                   ========    ========    ========    ========
   Diluted .....................   $  (0.02)   $  (0.50)   $   0.25    $  (1.16)
                                   ========    ========    ========    ========

Shares used in calculating net
   income (loss) per common
   share:
   Basic .......................     93,138      41,860      80,365      36,542
                                   ========    ========    ========    ========
   Diluted .....................     93,138      41,860      80,365      36,542
                                   ========    ========    ========    ========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2002          2001
                                                         --------      --------
Cash flows from operating activities:                        (In thousands)
   Net income (loss) ...............................     $ 20,515      $(41,438)
   Adjustments to reconcile net income (loss)
      to cash (used in) provided by operating
      activities:
      Depreciation and amortization ................        1,236         1,978
      Noncash expense for stock options ............           33          --
      Non-cash interest expense ....................        1,829           142
      Write-off of prepaid licenses and
         royalties .................................        2,100         8,124
      Gain on sale of Shiny ........................      (28,781)         --
      Other ........................................          (23)         (109)
      Changes in operating assets and
         liabilities:
         Trade receivables from related
            parties ................................       (1,882)       16,928
         Trade receivables, net ....................        2,162         8,087
         Inventories ...............................        2,251         1,180
         Prepaid licenses and royalties ............           64        (1,717)
         Other current assets ......................           26          (237)
         Accounts payable ..........................       (4,787)        6,650
         Accrued royalties .........................       (3,256)        2,976
         Other accrued liabilities .................         (797)       (2,902)
         Payables to related parties ...............        3,395        (3,287)
         Additions to resticted cash ...............         --            (602)
         Advances from distributors and
            others .................................      (21,951)        5,895
                                                         --------      --------
            Net cash (used in) provided by
               operating activities ................      (27,866)        1,668
                                                         --------      --------

Cash flows from investing activities:
   Purchase of property and equipment ..............         (162)       (1,681)
   Proceeds from sale of Shiny .....................       33,102          --
                                                         --------      --------
            Net cash provided by (used in)
               investing activities ................       32,940        (1,681)
                                                         --------      --------

Cash flows from financing activities:
   Net (payment) borrowings on line of credit ......       (1,576)        4,878
   Net payment on previous line of credit ..........         --         (24,433)
   Net payment on supplemental line of credit ......         --          (1,000)
   (Repayment) borrowings from former Chairman .....       (3,218)        3,000
   Net proceeds from issuance of common stock ......            3        11,847
   Proceeds from exercise of stock options .........           86             9
   Proceeds from other advances ....................         --           5,000
   Other ...........................................         --             125
                                                         --------      --------
            Net cash used in financing
               activities ..........................       (4,705)         (574)
                                                         --------      --------
      Net increase (decrease) in cash ..............          369          (587)
Cash, beginning of period ..........................          119         2,835
                                                         --------      --------
Cash, end of period ................................     $    488      $  2,248
                                                         ========      ========

Supplemental cash flow information:
    Cash paid for:
            Interest ...............................     $    327      $  1,496

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


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

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

     The Company has incurred substantial operating losses and at September 30, 2002, had a stockholders' deficit of $8.8 million and a working capital deficit of $12.5 million. The Company has historically funded its operations primarily from operations, through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of its subsidiary Shiny Entertainment, Inc. ("Shiny") in April 2002, for approximately $47.2 million (Note 2). The Company used the proceeds from the sale of Shiny to fund operations and to pay existing obligations, including $11.5 million of prepaid advances that were accelerated as a condition of the transaction. Additionally, in August 2002, the Company's Board of Directors has approved and commenced the process of establishing a Special Committee comprised of directors that are independent of the Company's largest stockholder, Titus Interactive S.A. ("Titus"), to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the Company.

     The Company has entered into a new three-year North American distribution agreement with Vivendi Universal Games, Inc. ("Vivendi"), which substantially replaces the August 2001 agreement with Vivendi. Under the new agreement, the Company receives cash payments from Vivendi for distributed products sooner than under the Company's August 2001 agreement with Vivendi (Note 5).

     If the Company's existing cash and operating revenues from future product releases are not sufficient to fund the Company's operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors (Notes 5 and 10), Vivendi, which owns approximately 5 percent of the outstanding shares of the Company's common stock, and Virgin Interactive Entertainment Limited ("Virgin"), a subsidiary of Titus, the Company's largest stockholder.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


     The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery and acceptance of the product master. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales, where the guarantee is not recognizable upon delivery, are recognized as the minimum payments come due.

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

     Customer support provided by the Company is limited to telephone and Internet support. These costs are not significant and are charged to expenses as incurred.

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The Company adopted the provisions of EITF 00-25 on January 1, 2002 and, as a result, net revenues and marketing expenses were reduced by $0.3 million and $1.3 million for the three and nine months ended September 30, 2001, respectively. The adoption of EITF 00-25 did not impact the Company's net loss for the three and nine months ended September 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position or results of operations. Goodwill amortization for the three and nine months ended September 30, 2001 was $156,000 and $407,000, respectively. With the sale of Shiny, the Company no longer has any recorded goodwill assets.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position or results of operations.

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

     The promissory note receivable from Infogrames was paid in full in August 2002.

     The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:

                                                                   (In millions)
     Sale price of Shiny ......................................       $  47.2
     Net assets of Shiny at April 30, 2002 ....................           2.3
     Transaction related costs:
        Cash payment to Warner Brothers for consent
           to transfer Matrix license .........................           2.2
        Note payable issued to Warner Brothers for
           consent to transfer Matrix license .................           2.0
        Payment to Shiny's President & Shiny Group ............           7.1
        Commission fees to Europlay I, LLC ....................           3.9
        Legal fees ............................................           0.9
                                                                      -------
      Gain on sale ............................................       $  28.8
                                                                      =======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


     In addition, the Company recorded a tax provision of $150,000 in connection with the sale of Shiny.

     Concurrently with the closing of the sale, the Company settled a legal dispute with Vivendi, relating to the parties' August 2001 distribution agreement. The Company also settled legal disputes with its former bank and its former Chairman, relating to the Company's April 2001 credit facility with its former bank that was partially guaranteed by its former Chairman. The disputes with Vivendi, the bank and the former Chairman were settled and dismissed, with prejudice, following consummation of the sale.

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

NOTE 3.  INVENTORIES

     Inventories consist of the following:
                                                        SEPTEMBER   DECEMBER
                                                            30,        31,
                                                           2002       2001
                                                          ------     ------
                                                        (Dollars in thousands)
     Packaged software ..............................     $1,355     $3,230
     CD-ROMs, cartridges, manuals, packaging
        and supplies ................................        372        748
                                                          ------     ------
                                                          $1,727     $3,978
                                                          ======     ======

NOTE 4.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                       SEPTEMBER    DECEMBER
                                                           30,         31,
                                                          2002        2001
                                                        -------     -------
                                                       (Dollars in thousands)
     Prepaid royalties for titles in
        development ...............................     $ 6,363     $ 7,539
     Prepaid royalties for shipped titles,
        net of amortization .......................         138         710
     Prepaid licenses and trademarks, net of
        amortization ..............................          31       2,092
                                                        -------     -------
                                                          6,532      10,341
     Less:  Prepaid royalties for titles to
        be released beyond one year ...............         246        --
                                                        -------     -------
                                                        $ 6,286     $10,341
                                                        =======     =======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0.8 million and $6.5 million for the three months ended September 30, 2002 and 2001, respectively and $6.4 million and $12.8 million for the nine months ended September 30, 2002 and 2001, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled zero and $5.9 million for the three months ended September 30, 2002 and 2001, respectively, and totaled $2.1 million and $8.1 million for the nine months ended September 30, 2002 and 2001, respectively. In addition, $1.6 million of prepaid royalties for the Matrix license was included in the net assets of Shiny, which were sold to Infogrames (Note 2).

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


NOTE 5.  ADVANCES FROM DISTRIBUTORS AND OTHERS

     Advances from distributors and OEMs consist of the following:

                                                        SEPTEMBER  DECEMBER
                                                            30,       31,
                                                           2002      2001
                                                         -------    -------
                                                       (Dollars in thousands)
     Advance from console hardware manufacturer .....    $  --      $ 5,000
     Advances for distribution rights to a
        future title ................................       --        4,000
     Advances for other distribution rights
                                                             101      3,792
                                                         -------    -------
                                                         $   101    $12,792
                                                         =======    =======
     Net advance from Vivendi distribution
        agreements ..................................    $   800    $10,060
                                                         -------    -------
                                                         $   800    $10,060
                                                         =======    =======

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. This advance was repaid with proceeds from the sale of Shiny.

     In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. In January 2002, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that the Company assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance nor repay $1.6 million related to past royalties and interest owed to the distributor. In addition, the Company agreed to forgive $0.6 million in advances previously paid to the developer. As a result, the Company recorded net revenues of $5.6 million and a related cost of sales of $0.6 million in the nine months ended September 30, 2002.

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company has provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, the Company will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. The Company is in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus would terminate any executory obligations relating to the original sale, including the Company's obligation to pay Titus up to $2 million if Titus does not achieve gross sales of at least $3.5 million by June 25, 2003. Due to the likelihood of consummating the repurchase of these assets, the accompanying condensed consolidated financial statements as of September 30, 2002 have been prepared as if the repurchase occurred on September 30, 2002.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2003 for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. The agreement provided for three advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional $3.0 million bringing the total amounts advanced to the Company under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully recouped or repaid.

     In August 2002, the Company entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. As of September 30, 2002, Vivendi had advanced the Company $0.8 million related to future minimum guarantees on undelivered products.

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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against both Infogrames, Inc. and the Company's subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Infogrames. The Company believes this complaint is without merit and will vigorously defend its position.

     On October 9, 2002, the Company's common stock was delisted from The Nasdaq SmallCap Market due to the Company not meeting certain minimum listing requirements and began trading on the NASD-operated Over-the-Counter Bulletin Board.

     In June 2002, the Internal Revenue Service ("the IRS") concluded its examination of the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In 2001, the Company established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. In the second quarter of 2002, the Company reached a settlement with the IRS and agreed to pay $275,000 to settle all outstanding issues. With the executed settlement, the Company has adjusted its reserve and, as a result, recorded an income tax benefit of $225,000 in the quarter ended June 30, 2002.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


NOTE 7.  STOCKHOLDERS' EQUITY

     In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of common stock. This conversion did not include accrued and accumulated dividends of $2.0 million on the preferred stock, which Titus has elected to receive in cash. Subsequent to this conversion, Titus now owns 66,185,003 shares of the Company's common stock and had 71 percent of the total voting power of the Company's capital stock as of September 30, 2002. In July 2002, the Company paid Titus $1.0 million of the dividend payable, and Titus subsequently transferred the unpaid dividends payable of $1.0 million to Virgin for Virgin to use to settle amounts Virgin owes the Company in connection with the International Distribution Agreement with Virgin.

     In April 2001, the Company completed a private placement of 8,126,770 shares of its common stock. The transaction provided for registration rights with a registration statement to be filed by April 16, 2001 and an effective date no later than May 31, 2001. The registration statement was not declared effective by May 31, 2001 and in accordance with the terms of the agreement, the Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the registration statement was declared effective. During the nine months ended September 30, 2002, the Company recorded these penalties as interest expense of $1.8 million, and at September 30, 2002 had accrued penalties of $3.6 million, payable to these stockholders. The Company is currently involved in negotiations with certain of these investors with respect to payment of these penalties.

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

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                       -------------------   ------------------
                                         2002       2001       2002      2001
                                       --------   --------   --------  --------
                                        (In thousands, except per share amounts)
Net income (loss) available to
   common stockholders ..............  $ (1,847)  $(20,876)  $ 20,382  $(42,532)
                                       --------   --------   --------  --------
Shares used to compute net income
   (loss) per share:
   Weighted-average common shares ...    93,138     41,860     80,365    36,542
   Dilutive stock equivalents .......      --         --         --        --
                                       --------   --------   --------  --------
   Dilutive potential common
      shares ........................    93,138     41,860     80,365    36,542
                                       ========   ========   ========  ========
Net income (loss) per share:
   Basic ............................  $  (0.02)  $  (0.50)  $   0.25  ($  1.16)
   Diluted ..........................  $  (0.02)  $  (0.50)  $   0.25  ($  1.16)
                                       --------   --------   --------  --------


     There were options and warrants outstanding to purchase 11,264,231 shares of common stock at September 30, 2002, which were excluded from the earnings per share computation for the nine months ended September 30, 2002, as the exercise price was greater than the average market price of the common shares.

     Due to the net loss attributable for three months ended September 30, 2002 and the three and nine months ended September 30, 2001 on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the nine months ended September 30, 2001, an additional 13,900,339 shares would have been added to dilute potential common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at September 30, 2002 and 2001 was $2.05 and $2.12, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


NOTE 9.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of the following:

                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   -------------------
                                      2002       2001       2002       2001
                                    --------   --------   --------   --------
                                              (Dollars in thousands)
     Net income (loss) ...........  $ (1,847)  $(20,648)  $ 20,515   $(41,438)
     Other comprehensive loss, net
        of income taxes:
        Foreign currency transla-
           tion adjustments ......        (6)       (63)       (23)      (109)
                                    --------   --------   --------   --------
        Total comprehensive
           income (loss) .........  $ (1,853)  $(20,711)  $ 20,492   $(41,547)
                                    ========   ========   ========   ========


     During the three and nine months ended September 30, 2002 and 2001, the net effect of income taxes on comprehensive loss was immaterial.

NOTE 10. RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                                 SEPTEMBER       DECEMBER
                                                 30, 2002        31, 2001
                                                 --------        --------
                                                    (Dollars in thousands)
     Receivables from related parties:
         Virgin ...........................       $  8,825        $  7,503
         Vivendi ..........................          4,417           2,437
         Titus ............................            173             260
         Return allowance .................         (5,358)         (4,025)
                                                  --------        --------
         Total ............................       $  8,057        $  6,175
                                                  ========        ========

     Payables to related parties:
         Virgin ...........................       $  8,488        $  5,790
         Vivendi ..........................          2,884            --
         Titus ............................            350           1,308
                                                  --------        --------
         Total ............................       $ 11,722        $  7,098
                                                  ========        ========


DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE S.A.

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $12,000 and zero for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company recognized fee income of $31,000 and $25,000, respectively.

     Amounts due to Titus at December 31, 2001 include dividends payable of $0.7 million and $0.5 million for expenses incurred by Titus on behalf of the Company. At June 30, 2002, the Company owed Titus $2.0 million for dividends payable. During the fiscal third quarter, the Company paid $1.0 million of the dividends payable to Titus. Subsequently, Titus transferred the remaining unpaid $1.0 million to Virgin Interactive Entertainment Limited ("Virgin"), a wholly owned subsidiary of Titus, for Virgin to use to settle amounts Virgin owes the Company in connection with an International Distribution Agreement with Virgin.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


VIRGIN INTERACTIVE ENTERTAINMENT LIMITED

     Under an International Distribution Agreement with Virgin, Virgin provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company.

     Under the terms of the amended International Distribution Agreement, the Company paid Virgin a monthly overhead fee of $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $0.2 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred distribution expense of $0.5 million and $1.1 million, respectively. In addition, the Company recognized overhead fees of zero dollars and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2002 and 2001 respectively.

     Under a Product Publishing Agreement with Virgin, as amended, the Company has an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. In connection with the Product Publishing Agreement with Virgin, the Company earned $8,000 and $21,000 for performing publishing and distribution services on behalf of Virgin for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company earned $47,000 and $36,000, respectively, for performing publishing and distribution services.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002, the Company paid $81,000 and $81,000, respectively.

     During the fiscal third quarter, Titus transferred unpaid dividends payable of $1.0 million to Virgin for Virgin to use to settle amounts Virgin owes the Company in connection with the International Distribution Agreement with Virgin.

VIVENDI UNIVERSAL GAMES, INC.

     In connection with the distribution agreement with Vivendi, the Company incurred distribution commission expense of $0.7 million and $3.3 million for the three and nine months ended September 30, 2002, respectively.

NOTE 11.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
                               SEPTEMBER 30, 2002


     Net revenues by geographic regions were as follows:

                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                ------------------------------------   -------------------------------------
                      2002               2001                 2002               2001
                ----------------   -----------------   -----------------   -----------------
                AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
               -------   -------   -------   -------   -------   -------   -------   -------
                                          (Dollars in thousands)

North America  $ 7,985        82%  $   769        20%  $20,845        56%  $23,990        69%

Europe ......      978        10     1,888        49     3,915        11     5,608        16
Rest of World      175         2       344         9       308         1     1,690         5
OEM, royalty
and licensing      539         6       824        22    11,973        32     3,642        10
               -------   -------   -------   -------   -------   -------   -------   -------
               $ 9,677       100%  $ 3,825       100%  $37,041       100%  $34,930       100%
               =======   =======   =======   =======   =======   =======   =======   =======


NOTE 12.  OTHER EXPENSE, NET

     In April 2002, the Company entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby the Company returned the property back to the landlord and was released from any further lease obligations. As a result of this settlement, the Company reduced its amounts accrued for this contractual cash obligation by $0.8 million for the nine months ended September 30, 2002.

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

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Commencing in August 2001, substantially all of our sales are made by two related party distributors, Vivendi Universal Games, Inc. and Virgin Interactive Entertainment Ltd. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

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

     We provide customer support only via telephone and the Internet. Customer support costs are not significant and we charge such costs to expenses as we incur them.

     We also engage in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. Revenue is recognized when the rights have been transferred and no other obligations exist.

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortize these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. We evaluate the future realization of such costs quarterly and charge to cost of goods sold any amounts that we deem unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                     THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                               ------------------------ -----------------    ------------------------------------------
                                       2002                   2001                  2002                   2001
                               -------------------    -------------------    -------------------    -------------------
                                          % OF NET               % OF NET               % OF NET               % OF NET
                                 AMOUNT   REVENUES      AMOUNT   REVENUES      AMOUNT   REVENUES      AMOUNT   REVENUES
                               --------   --------    --------   --------    --------   --------    --------   --------
                                                                  (Dollars in thousands)
Net revenues ................  $  9,677        100%   $  3,825        100%   $ 37,041        100%   $ 34,930        100%
Cost of goods sold ..........     5,675         59%     11,448        299%     20,754         56%     32,913         94%
                               --------   --------    --------   --------    --------   --------    --------   --------
     Gross profit ...........     4,002         41%     (7,623)      (199%)    16,287         44%      2,017          6%
                               --------   --------    --------   --------    --------   --------    --------   --------

Operating expenses:
     Marketing and sales ....       965         10%      3,778         99%      5,328         14%     15,282         44%
     General and adminis-
        trative .............     1,010         10%      2,638         69%      5,816         16%      9,196         26%
     Product development ....     3,460         36%      4,925        129%     12,161         33%     15,573         45%
                               --------   --------    --------   --------    --------   --------    --------   --------
     Total operating expenses     5,435         56%     11,341        297%     23,305         63%     40,051        115%
                               --------   --------    --------   --------    --------   --------    --------   --------
Operating loss ..............    (1,433)       (15%)   (18,964)      (496%)    (7,018)       (19%)   (38,034)      (109%)
Gain on sale of Shiny .......      --            0%       --            0%     28,781         78%       --            0%
Other expense ...............      (414)        (4%)    (1,684)       (44%)    (1,323)        (4%)    (3,404)       (10%)
                               --------   --------    --------   --------    --------   --------    --------   --------

Income (loss) before income
   taxes ....................    (1,847)       (19%)   (20,648)      (540%)    20,440         55%    (41,438)      (119%)
Benefit for income taxes ....      --            0%       --            0%        (75)         0%       --            0%
                               --------   --------    --------   --------    --------   --------    --------   --------
Net income (loss) ...........  $ (1,847)       (19%)  $(20,648)      (540%)  $ 20,515         55%   $(41,438)      (119%)
                               ========   ========    ========   ========    ========   ========    ========   ========

Net revenues by geographic
   region:
     North America ..........  $  7,985         82%   $    769         20%   $ 20,845         56%   $ 23,990         69%
     International ..........     1,153         12%      2,232         58%      4,223         12%      7,298         21%
     OEM, royalty and
        licensing ...........       539          6%        824         22%     11,973         32%      3,642         10%

Net revenues by platform:
     Personal computer ......  $  4,548         47%   $  2,700         70%   $ 11,939         32%   $ 26,720         77%
     Video game console .....     4,590         47%        301          8%     13,129         36%      4,568         13%
     OEM, royalty and
        licensing ...........       539          6%        824         22%     11,973         32%      3,642         10%


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the three months ended September 30, 2002 were $9.7 million, an increase of 153 percent compared to the same period in 2001. This increase resulted from a 938 percent increase in North American net revenues offset by a 48 percent decrease in International net revenues and a 35 percent decrease in OEM, royalties and licensing revenues.

     North American net revenues for the three months ended September 30, 2002 were $8.0 million. The increase in North American net revenues in 2002 was mainly due to delivering three gold masters to three titles in 2002 compared to releasing zero titles in 2001, resulting in an increase in North American sales of $4.3 million and by a decrease in product returns and price concessions of $2.9 million as compared to the 2001 period. The decrease in product returns and price concessions in 2002 as compared to 2001 is due to Vivendi assuming our distribution function in North America. In the 2001 period, our product returns and price concessions increased as we prepared for the transition of our distribution to Vivendi. In addition, the three gold masters to three titles released by Vivendi in the 2002 period were delivered under the terms of the new distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     International net revenues for the three months ended September 30, 2002 were $1.2 million. The decrease in International net revenues for the three months ended September 30, 2002 was mainly due to the reduction in back catalog sales which resulted in a $1.7 million decrease in revenue offset by a decrease in product returns and price concessions of $0.6 million compared to the 2001 period.

     OEM, royalty and licensing net revenues for the three months ended September 30, 2002 were $0.5 million, a decrease of $0.3 million as compared to the same period in 2001. OEM net revenues decreased by $0.1 million as compared to the 2001 period and licensing net revenues decreased by $0.2 million as compared to the 2001 period.

     Net revenues for the nine months ended September 30, 2002 were $37.0 million, an increase of 6 percent compared to the same period in 2001. This increase resulted from a 229 percent increase in OEM, royalties and licensing revenues, offset by a 13 percent decrease in North American net revenues and a 42 percent decrease in International net revenues.

     North American net revenues for the nine months ended September 30, 2002 were $20.8 million. The decrease in North American net revenues in 2002 was mainly due to releasing or delivering gold masters to Vivendi to four titles in 2002 compared to releasing seven titles in 2001, resulting in a decrease in North American sales of $8.7 million, partially offset by a decrease in product returns and price concessions of $5.5 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our emphasis on releasing fewer, higher quality titles. The decrease in product returns and price concessions in 2002 as compared to 2001 is due to the historically high product returns and price concessions in 2001 due to the transition of our North American distribution to Vivendi. In addition, three titles released in fiscal 2002 were delivered to Vivendi under the terms of our new August 2002 distribution agreement with Vivendi, whereby Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. As a result, the Company receives a lower per unit sales amount than under the August 2001 agreement with Vivendi.

     International net revenues for the nine months ended September 30, 2002 were $4.2 million. The decrease in International net revenues for the nine months ended September 30, 2002 was mainly due to the reduction in title releases during the year which resulted in a $6.3 million decrease in revenue offset by a decrease in product returns and price concessions of $3.2 million compared to the 2001 period. Our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets.

     We expect that both our North American and International publishing net revenues in fiscal 2002 will decrease compared to fiscal 2001, as a result of the new North American distribution agreement with Vivendi, which provides for payment to us of a lower per unit rate. We currently have two titles scheduled for release during the remainder of the year.

     OEM, royalty and licensing net revenues for the nine months ended September 30, 2002 were $12.0 million, an increase of $8.3 million as compared to the same period in 2001. The OEM business increased by $0.4 million compared to the same period in 2001. The nine months ended September 30, 2002 also included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the nine months ended September 30, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee. Excluding the above transactions, our licensing revenues for the nine months ended September 30, 2002 increased by $1.1 million as compared to the 2001 period.

     We expect that OEM, royalty and licensing net revenues in fiscal 2002 will increase compared to fiscal 2001 as a result of these two transactions combined with a consistent level of OEM business.

PLATFORM NET REVENUES

     PC net revenues for the three months ended September 30, 2002 were $4.5 million, an increase of 68 percent compared to the same period in 2001. The increase in PC net revenues in 2002 was primarily due to delivering the gold master for one major title, Icewind Dale II, to Vivendi in 2002 as compared to releasing zero titles in 2001. Video game console net revenues were $4.6 million, an increase of 1,425 percent for the three months ended September 30, 2002 compared to the same period in 2001, due to delivering the gold masters for two titles, Run Like Hell (PlayStation 2) and Baldur's Gate: Dark Alliance
(Xbox), to Vivendi, as well as continued sales of previously released console titles in 2002 as compared zero titles in 2001.

     PC net revenues for the nine months ended September 30, 2002 were $11.9 million, a decrease of 55 percent compared to the same period in 2001. The decrease in PC net revenues in 2002 was primarily due to delivering the gold master for one title to Vivendi in 2002 as compared to releasing six titles released in 2001. Video game console net revenues were $13.1 million, an increase of 187 percent for the nine months ended September 30, 2002 compared to the same period in 2001, due to releasing or delivering the gold master to three titles in 2002 as compared to one title in 2001.

     We expect our PC net revenues to decrease in 2002 as compared to 2001 as we do not expect to release any additional new titles during the rest of 2002 as we continue to focus more on next generation console products. We anticipate releasing two new console titles during the fourth quarter of 2002 and accordingly, expect net revenues to increase in fiscal 2002.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our cost of goods sold decreased 50 percent to $5.7 million in the three months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to the delivering the gold masters to three titles in the 2002 period under our new distribution agreement with Vivendi, where the only cost of goods element we incur is royalty expense. Under this new agreement, Vivendi pays us a lower per unit rate and in return is responsible for all manufacturing, marketing and distribution expenditures. In addition, in the 2001, period we incurred higher amortization of prepaid royalties on externally developed products, including approximately $5.9 million in write-offs of development projects that were canceled. Our gross margin increased to 41 percent for the 2002 period from negative 199 percent in the 2001 period. This was primarily due to a lower cost of goods in the 2002 period as the only cost of goods we incur under the new North American distribution agreement with Vivendi are expenses related to royalties due to third parties. In addition, the 2001 period had higher amortization of prepaid royalties on externally developed products as compared to the 2002 period.

     Our cost of goods sold decreased 37 percent to $20.8 million in the nine months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to the decrease in overall product sales during the 2002 period and lower cost of goods expenditures as a result of the new North American distribution agreement with Vivendi. Our gross margin increased to 44 percent for fiscal 2002 from 6 percent in fiscal 2001. This was due to the publishing and licensing transactions in 2002, which did not bear any significant cost of goods, as well as lower cost of goods due to the new North American distribution agreement with Vivendi. Both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $2.1 million in fiscal 2002 and $8.1 million in fiscal 2001 in write-offs of canceled development projects.

     We expect our gross profit margin and gross profit to increase in fiscal 2002 as compared to fiscal 2001 due to lower cost of goods in fiscal 2002 resulting from our new North American distribution agreement with Vivendi, and the absence in fiscal 2002 of significant, unusual product returns and price concessions and additional write-offs of prepaid royalties.

 MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2002 were $1.0 million, a 74 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $1.5 million reduction in advertising and retail marketing support expenditures due to releasing three titles in the 2002 period under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures, and a $1.0 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses also reflected a $0.3 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin.

     Marketing and sales expenses for the nine months ended September 30, 2002 were $5.3 million, a 65 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $6.0 million reduction in advertising and retail marketing support expenditures due to releasing fewer titles and due to releasing three titles in 2002 under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures, and a $3.8 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses included a $0.2 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin.

     We expect our marketing and sales expenses to decrease in fiscal 2002 compared to fiscal 2001, due to fewer overall planned title releases in fiscal 2002 across all platforms, lower personnel costs from our reduced headcount, a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement and releasing titles under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2002 were $1.0 million, a 62 percent decrease as compared to the same period in 2001. The decrease is due to a $1.6 million decrease in personnel costs and general expenses.

     General and administrative expenses for the nine months ended September 30, 2002 were $5.8 million, a 37 percent decrease as compared to the same period in 2001. The decrease is due a $3.4 million decrease in personnel costs and general expenses. In the 2002, period we incurred significant charges of $0.4 million in loan termination fees associated with the termination of our line of credit and $0.5 million in consulting expenses payable to our investment bankers, Europlay 1, LLC, incurred to assist us with the restructuring of the company. In the 2001, period significant charges of $0.6 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which was terminated.

      We expect our general and administrative expenses to decrease in fiscal 2002 compared to fiscal 2001 primarily due to the reduction in headcount and the continued reduction in other related costs.

PRODUCT DEVELOPMENT

     Product development expenses for the three months ended September 30, 2002 were $3.5 million, a 30 percent decrease as compared to the same period in 2001. This decrease is due to a $1.5 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

     Product development expenses for the nine months ended September 30, 2002 were $12.2 million, a 22 percent decrease as compared to the same period in 2001. This decrease is due to a $3.4 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny.

     We expect our product development expenses to decrease in fiscal 2002 compared to fiscal 2001 as a result of lower headcount and the sale of Shiny.

SALE OF SHINY ENTERTAINMENT, INC.

     In April 2002, we sold our former subsidiary Shiny Entertainment, Inc. to Infogrames for $47.2 million. We recognized a gain of $28.8 million on this sale. See Note 2 of Notes to Condensed Consolidated Financial Statements.

OTHER EXPENSE, NET

     Other expenses for the three months ended September 30, 2002 were $0.4 million, a 75 percent decrease as compared to the same period in 2001. The decrease was primarily due to a reduction in interest expense related to lower net borrowings.

     Other expenses for the nine months ended September 30, 2002 were $1.3 million, a 61 percent decrease as compared to the same period in 2001. The decrease was primarily due to a reduction in interest expense related to lower net borrowings and a $0.9 million gain in the settlement and termination of a building lease in the United Kingdom offset by an increase of $0.8 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of our common stock.

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

     As of September 30, 2002, we had a working capital deficit of $12.5 million, and our cash balance was approximately $488,000. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will only be sufficient to fund our anticipated expenditures into the first quarter of fiscal 2003. Consequently, we expect that we will need to substantially reduce our working capital needs and/or raise additional financing. Along these lines, we have entered into a new distribution agreement with Vivendi, which accelerates cash collections through non-refundable minimum guarantees. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or
(iv) continue operations, but incur material harm to our business, operations or financial conditions.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $27.9 million during the nine months ended September 30, 2002, primarily attributable to payments for accounts payable and royalty liabilities, recoupment of advances received by distributors, and refund of advances received from Vivendi and a console hardware manufacturer for the development of titles for its console platform in connection with the sale of Shiny. These uses of cash in operating activities were partially offset by collections of accounts receivable, reductions of inventory and an increase in payables to related parties.

     Net cash used by financing activities of $4.7 million for the nine months ended September 30, 2002, consisted primarily of repayments of our working capital line of credit and repayments to our former Chairman. Cash provided by investing activities of $32.9 million for the nine months ended September 30, 2002 consisted of proceeds from the sale of Shiny, offset by normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                    Less
                                                    Than     1 - 3    After
     September 30, 2002                    Total   1 Year    Years   3 Years
                                          ------   ------   ------   ------
                                                       (In thousands)
     Contractual cash obligations -
        Non-cancelable operating lease
           obligations ................   $5,562   $1,386   $3,030   $1,146
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

     In order to improve our cash flow, in August 2002, we entered into a new distribution arrangement with Vivendi, whereby, Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity.

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

TRANSACTIONS WITH TITUS

     In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 66 million shares of common stock, which represents approximately 71 percent of our outstanding common stock, our only voting security, following the conversion.

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

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $31,000 and $25,000 for the nine months ended September 30, 2002 and 2001, respectively.


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


     As of September 30, 2002 and December 31, 2001, Titus owed us $0.2 million and $0.3 million, respectively, and we owed Titus $0.4 million and $1.3 million, respectively. Amounts due from Titus at September 30, 2002 consist of receivables. Amounts due to Titus at September 30, 2002, consist of payables. Amounts due to Titus at December 31, 2001 include dividends payable of $0.7 million and $0.5 million for services rendered by Europlay.

In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We are in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, Titus and us would terminate any executory obligations relating to the original sale, including our obligation to pay Titus up to $2 million if Titus does not achieve gross sales of at least $3.5 million by June 25, 2003. Due to the likelihood of consummating the repurchase of these assets, the accompanying condensed consolidated financial statements as of September 30, 2002 have been prepared as if the repurchase occurred on September 30, 2002.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     In February 1999, we entered into an International Distribution Agreement with Virgin, which provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Virgin a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf.

     Under the April 2001 settlement, we paid Virgin a monthly overhead fee of $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $0.5 million and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. In addition, we recognized overhead fees of $0.5 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively.

     We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned $47,000 and $36,000 for performing publishing and distribution services on behalf of Virgin for the nine months ended September 30, 2002 and 2001, respectively.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $81,000 and $81,000 for the nine months ended September 30, 2002 and 2001, respectively.

     As of September 30, 2002 and December 31, 2001, Virgin owed us $8.8 million
and  $7.5   million,   and  we  owed  Virgin  $8.5  million  and  $5.8  million,
respectively.

TRANSACTIONS WITH VIVENDI

     In connection with our distribution agreements with Vivendi, which indirectly owns approximately 5 percent of our common stock at September 30, 2002 but does not have representation on our Board of Directors, Vivendi is our distributor in North America through August 2005 for substantially all of our products. Under the terms of our August 2001 agreement with Vivendi, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed under the agreement. Under this agreement, Vivendi made advance payments to us totaling $16.5 million, which were fully recouped by Vivendi as of August 1, 2002. Pursuant to an April 2002 agreement with Vivendi, Vivendi's distribution rights were terminated except with respect to specified titles.

     In connection with the August 2001 distribution agreement with Vivendi, we incurred distribution commission expense of $3.3 million and zero dollars for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, Vivendi owed us $4.4 million and $2.4 million, respectively.

     In August 2002, we entered into a new distribution arrangement with Vivendi whereby Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity.

TRANSACTIONS WITH A BRIAN FARGO, A FORMER OFFICER OF THE COMPANY

     In connection with our working capital line of credit obtained in April 2001, we obtained a $2 million personal guarantee in favor of the bank, secured by $1.0 million in cash, from Brian Fargo, the former Chairman of the company. In addition, Mr. Fargo provided us with a $3.0 million loan, payable in May 2002, with interest at 10 percent. In connection with the guarantee and loan, Mr. Fargo received warrants to purchase 500,000 shares of our common stock at $1.75 per share, expiring in April 2011. In January 2002, the bank redeemed the $1.0 million in cash pledged by Mr. Fargo in connection with his personal guarantee, and subsequently we agreed to pay that amount back to Mr. Fargo. The amount was fully paid in April 2002 in connection with the sale of Shiny.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force issued No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We adopted the provision of EITF 00-25 on January 1, 2002 and as a result net revenues and marketing expenses were reduced by $1.3 million for the nine months ended September 30, 2001. The adoption of EITF 00-25 did not impact our net loss for the nine months ended September 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules all acquisition transactions entered into after June 30, 2001, must be accounted for on the purchase method and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules on accounting for goodwill and other intangible assets January 1, 2002. Adoption of FAS 142 did not have a material impact on our consolidated financial position or results of operations. Goodwill amortization for the nine months ended September 30, 2001 was $409,000. With the sale of Shiny, we no longer have any goodwill assets.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial position or results of operations.

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

     As of September 30, 2002, our cash balance was approximately $0.5 million and our outstanding accounts payable and current debt totaled approximately $31.4 million, with approximately $8.7 million that can be offset against related party accounts receivable balances. If we do not receive sufficient financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

WE HAVE A HISTORY OF LOSSES, MAY NEVER GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS.

     For the nine months ended September 30, 2002, our net loss from operations was $7.0 million and for the year ended December 31, 2001, our net loss was $46.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2002 we had an accumulated deficit of $8.8 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

     On March 15, 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. At September 30, 2002, Titus owns approximately 66 million shares of common stock, which represents approximately 71 percent of our outstanding common stock, our only voting security. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. Three of the seven members of the Board are employees or directors of Titus, and Titus' Chief Executive Officer serves as our Chief Executive Officer and interim Chief Financial Officer. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES DEPEND ON OUR DISTRIBUTORS' DILIGENT SALES EFFORTS AND OUR DISTRIBUTORS' AND RETAIL CUSTOMERS' TIMELY PAYMENTS TO US.

     Since February 1999, Virgin has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Virgin expires in February 2006. In August 2002, we entered into a new Distribution Agreement with Vivendi Universal Games, Inc., (formerly known as Vivendi Universal Interactive Publishing North America), or "Vivendi," pursuant to which Vivendi distributes substantially all our products in North America, as well as in South America, South Africa, Korea, Taiwan and Australia. Our agreement with Vivendi expires in August 2005.

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

THE TERMINATION OF OUR EXISTING CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

     Since October 2001, we have been operating without a bank line of credit. We depend on a line of credit to fund our operations, and the absence of one has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit agreement to help fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.

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

     For the nine months ended September 30, 2002, our net loss from operations was $7.0 million. We have incurred significant net losses in recent periods, including a net loss of $46.3 million for the year ended December 31, 2001. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

     We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment software platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we must make substantial product development and other investments in a particular platform well in advance of the introduction of the platform. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, our business and financial results could suffer material harm.

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

     In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms and they generally have discretionary approval authority over the products we develop for their platforms. Large diversified entertainment companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors. We also believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available home personal computing time using interactive entertainment software and more time using the Internet and online services.

OUR CUSTOMERS HAVE THE ABILITY TO RETURN OUR PRODUCTS OR TO RECEIVE PRICING CONCESSIONS AND SUCH RETURNS AND CONCESSIONS COULD REDUCE OUR NET REVENUES AND RESULTS OF OPERATIONS.

     We are exposed to the risk of product returns and pricing concessions with respect to our distributors and retailers. We allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, we provide pricing concessions to our customers to manage our customers' inventory levels in the distribution channel. We could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and our access to distribution channels. Product return and pricing concessions that exceed our reserves have caused material harm to our results of operations in the recent past and may do so again in the future. We have mitigated this risk in North America under the new distribution arrangement with Vivendi, as this provides for a minimum sales guarantee and Vivendi assumes all risk of product returns.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS MAY REDUCE THE PRICE OF OUR STOCK AND DILUTE EXISTING STOCKHOLDERS.

     We currently have effective registration statements covering a total of approximately 53 million shares of our common stock for the benefit of those shareholders. These shares are now eligible for immediate resale in the public market. Included in these registrations were shares of common stock owned by Universal Studios, Inc. (now owned by Vivendi), which beneficially owns approximately 5 percent of our common stock, Titus Interactive S.A., which beneficially owns approximately 71 percent of our common stock, and investors that acquired shares of common stock in our April 2001 financing.

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

     Our net revenues from international sales accounted for approximately 12 percent and 21 percent of our total net revenues for the nine months ended September 30 2002 and 2001, respectively. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of September 30, 2002. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

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

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized foreign exchange gains of $82,000 and losses of $51,000 during the nine months ended September 30, 2002 and 2001, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Interplay Entertainment Corp., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

     Within 90 days prior to the filing of this report, members of our management, including our Chief Executive Officer and interim Chief Financial Officer, Herve Caen, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Caen concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of known routine claims will not have a material adverse effect on our business, financial condition or results of operations.

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against both Infogrames, Inc. and our subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com, Inc. failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Infogrames. We believe this complaint is without merit and will vigorously defend our position.

ITEM 5.    OTHER INFORMATION

     On October 9, 2002, our common stock was delisted from The Nasdaq SmallCap Market due to our failure to meet certain minimum listing requirements and began trading on the NASD-operated Over-the-Counter Bulletin Board.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits - The following exhibits are filed as part of this report:

     Exhibit
     Number       Exhibit Title
     ------       -------------
     10.1         Video  Game  Distribution  Agreement  by and  between  Vivendi
                  Universal  Games,   Inc.  and  Interplay  Entertainment  Corp.
                  dated August 9, 2002. *
     10.2         Letter of Intent by and between Vivendi  Universal Games, Inc.
                  and  Interplay  Entertainment  Corp. dated  August 9,  2002. *
     10.3         Letter  Agreement  and  Amendment  #2 by and  between  Vivendi
                  Universal  Games,  Inc.   and  Interplay  Entertainment  Corp.
                  dated August 29, 2002. *
     10.4         Letter  Agreement  and  Amendment  #3 by and  between  Vivendi
                  Universal  Games, Inc. and Interplay Entertainment Corp. dated
                  September 12, 2002. *
     99.1         Management's certification of financial statements.

* Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.


     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INTERPLAY ENTERTAINMENT CORP.


Date:  November 19, 2002                 By:       /s/ HERVE CAEN
                                               ---------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Interplay Entertainment Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002

                                   /s/ Herve Caen
                                   -----------------------
                                   Herve Caen
                                   Chief Executive Officer

                    Certification of Interim CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Interplay Entertainment Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002

                                   /s/ Herve Caen
                                   -------------------------------
                                   Herve Caen
                                   Interim Chief Financial Officer