Form 10-K
period 2002-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2003-04-01
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 28, 2002, the aggregate market value of voting common stock held by non-affiliates was $3,056,628, based upon the closing price of the Common Stock on that date.

As of March 21, 2003, 93,849,176 shares of Common Stock of the Registrant were issued and outstanding.

                       Documents Incorporated by Reference
Portions of the definitive proxy statement for the issuer's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                          INTERPLAY ENTERTAINMENT CORP.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                          PAGE
                                                                          ----
PART I

   Item 1.   Business                                                       4

   Item 2.   Properties                                                    11

   Item 3.   Legal Proceedings                                             11

   Item 4.   Submission of Matters to a Vote of Security Holders           12

PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                           13

   Item 6.   Selected Financial Data                                       15

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           16

   Item 7A.  Quantitative and Qualitative Disclosure about
             Market Risk                                                   38

   Item 8.   Consolidated Financial Statements and Supplementary
             Data                                                          39

   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           39

PART III

   Item 10.  Directors and Executive Officers of the Registrant            39

   Item 11.  Executive Compensation                                        39

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management and  Related Stockholder Matters               39


   Item 13.  Certain Relationships and Related Transactions                39

   Item 14.  Controls and Procedures                                       39

PART IV

   Item 15.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   40

Signatures                                                                 41

Exhibit Index                                                              43

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

                                     PART I

Item 1.    BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Interplay Entertainment Corp., which we refer to in this Form 10-K as "we," "us," or "our," is a developer and publisher of interactive entertainment software for both core gamers and the mass market. We were incorporated in the State of California in 1982 and were reincorporated in the State of Delaware in May 1998. We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories. We have produced titles for many of the most popular interactive entertainment software platforms, and currently balance our publishing and distribution business by developing interactive entertainment software for PCs and next generation video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube.

     We seek to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published many such successful franchise titles to date. In addition, we hold licenses to use popular brands, such as Advanced Dungeons and Dragons, for incorporation into certain of our products.

      During 2002 we continued to experience cash flow difficulties from operations, and relied upon sales of assets to pay liabilities, reduce future operational costs and fund our ongoing operations. We have been operating without a credit facility since October 2001, which has adversely affected cash flow. We expect these difficulties to continue during 2003.

     In February 2003 Virgin Interactive Entertainment (Europe) Limited, the operating subsidiary of Virgin Interactive Entertainment Limited ("Virgin"), our European distributor, filed for a Company Voluntary Arrangement or "CVA", a process of reorganization in the United Kingdom, which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. We do not know what affect approval of the CVA will have on our ability to collect amounts Virgin owes us. If the new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

     In February 2003, we amended our license agreement with Infogrames, the holder of the TSR license which we rely on to publish the Baldur's Gate, Baldur's Gate: Dark Alliance, and Icewind Dale titles, to, among other things,
(i) extend the license term for approximately an additional two years to December 31, 2008 (provided we make a timely extension payment required for such extension), and (ii) extend our rights with respect to certain of the Advanced Dungeons & Dragons properties. The amendment further terminates our rights to certain titles in the event Interplay is unable to obtain certain third-party waivers in accordance with the terms of the amendment. We were unable to obtain the required waivers within the permitted time period and as a result have lost rights to publish Baldur's Gate 3 and its sequels on the PC, a significant product franchise. We are in negotiations with Infogrames to reinstate these rights, but no assurance can be given that we will be successful.

     In January 2002, we settled a dispute with a developer related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. We sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the three months ended March 31, 2002.

     In April 2002, we sold our product development subsidiary, Shiny Entertainment, Inc. for $47.2 million which was paid as follows: we received $13.8 million in cash payments, $26.1 million was paid directly to third party creditors, and $7.3 million was paid to Shiny's president and Shiny Group, his wholly-owned subsidiary, for Shiny common stock that was issued to them to settle claims relating to our original acquisition of Shiny. We recognized a gain of $28.8 million on the sale of Shiny.

     In August 2002, we entered into a new distribution arrangement with Vivendi Universal Games, Inc. (the parent company of Universal Studios, Inc., who as of today owns approximately 5 percent of our common stock), or "Vivendi," whereby, Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a non-refundable minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis.

PRODUCTS

      We develop and publish interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. We utilize the experience and judgment of the avid gamers in our product development group to select and produce the products we publish. Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for the investment to be economically viable. We currently develop and publish products for the PC platform compatible with Microsoft Windows, and for video game consoles such as the Sony PlayStation 2, the Microsoft Xbox and the Nintendo GameCube. In addition, we anticipate substantial growth in the use of high-speed Internet access, which could possibly provide significantly expanded technical capabilities for the PC platform.

     We assess the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including the number of competing titles, the ratio of software sales to hardware sales with respect to the platform, the platform's installed base, changes in the rate of the platform's sales and the cost and timing of development for the platform. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment hardware platforms well in advance of the time the platform is introduced to consumers. Because product development cycles are difficult to predict, we are required to make substantial product development and other investments in a particular platform well in advance of the platform's introduction. If a platform for which we develop software is not released on a timely basis or does not attain significant market penetration, our business, operating results and financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration, then our business, operating results and financial condition could also be materially adversely affected.

     We have entered into license agreements with Sega, Sony Computer Entertainment, Microsoft Corporation and Nintendo pursuant to which the Company has the right to develop, sublicense, publish, and distribute products for the licensor's respective platforms in specified territories. In certain cases, the products are manufactured for us by the licensor. We pay the licensor a royalty or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for their platform, including packaging and marketing materials for such products. There can be no assurance that we will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. Our inability to obtain such licenses or approvals could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- We may fail to maintain existing licenses, or obtain new licenses from hardware companies on acceptable terms or to obtain renewals of existing or future licenses from licensors."

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

PRODUCT DEVELOPMENT

     We develop or acquire our products from a variety of sources, including our
internal   development   studios  and  publishing   relationships  with  leading
independent developers.

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

     Our products typically have short life cycles, and we therefore depend on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously-released products to additional platforms, to generate revenues to fund operations and to replace declining revenues from existing products. The development cycle of new products is difficult to predict, and involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- If we fail to anticipate changes in video game platforms and technology, our business may be harmed."

     During the years ended December 31, 2002, 2001 and 2000, we spent $16.2 million, $20.6 million and $22.2 million, respectively, on product research and development activities. Those amounts represented 37 percent, 36 percent and 21 percent, respectively, of revenue in each of those periods.

INTERNAL PRODUCT DEVELOPMENT

     U.S. Product Development. Our internal product development group in the United States consisted of approximately 157 people at December 31, 2002. Once we select a design for a product, we establish a production team, development schedule and budget for the product. Our internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and six to 12 months for the porting of a product to a different technology platform. We utilize a variety of advanced hardware and software development tools, including animation, sound compression utilities and video compression for the production and development of our interactive entertainment software titles. Our internal development organization is divided into separate studios, each dedicated to the production and development of products for a particular product category. Within each studio, development teams are assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians. We believe that the separate studios approach promotes the creative and entrepreneurial environment necessary to develop innovative and successful titles. In addition, we believe that breaking down the development function into separate studios enables us to improve our software design capabilities, to better manage our internal and external development processes and to create and enhance our software development tools and techniques, thereby enabling us to obtain greater efficiency and improved predictability in the software development process.

     Shiny Entertainment. In April 2002, we sold our former subsidiary Shiny Entertainment, Inc., which was developing a video game based on the motion picture "The Matrix," to Infogrames Entertainment, Inc. for $47.2 million. After recognizing closing costs, consideration to Warner Brothers for their consent to transfer the Matrix license and expensing amounts previously paid for the Matrix license, we recognized a gain of $28.8 million on this sale.

     International Development. During 2001, we reassigned the process of Interplay Productions Limited, our European subsidiary responsible for our product development efforts in Europe to our corporate headquarters. Prior to the reassignment, Interplay Productions Limited engaged and managed the efforts of third party developers located in various European countries. We currently have one original product under development in Europe, which we now manage from our corporate headquarters in Irvine, California.

EXTERNAL PRODUCT DEVELOPMENT

     To expand our product offerings to include hit titles created by third party developers, and to leverage our publishing capabilities, we enter into publishing arrangements with third party developers. In the years ended December 31, 2002, 2001 and 2000, approximately 67 percent, 80 percent and 70 percent, respectively, of new products we released and which we believe are or will become franchise titles were developed by third party developers. We expect that the proportion of our new products which are developed externally may vary significantly from period to period as different products are released. In selecting external titles to publish, we seek titles that combine advanced technologies with creative game design. Our publishing agreements usually provide us with the exclusive right to distribute, or license another party to distribute, a product on a worldwide basis (although, in certain instances our rights are limited to a specified territory). We typically fund external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, our publishing arrangements typically provide us with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. We manage the production of external development projects by appointing a producer from one of our internal product development studios to oversee the development process and work with the third party developer to design, develop and test the game. At December 31, 2002, we had six titles being developed by third party developers.

     We believe this strategy of cultivating relationships with talented third party developers provides an excellent source of quality products, and a number of our commercially successful products have been developed under this strategy. However, our reliance on third party software developers for the development of a significant number of our interactive software entertainment products involves a number of risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Our reliance on third party software developers subjects us to the risks that these developers will not supply us with high quality products in a timely manner or on acceptable terms."

SEGMENT INFORMATION

     We operate primarily in one industry segment, the development, publishing and distribution of interactive entertainment software. For information regarding the revenues and assets associated with our geographic segments, see
Note 14 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

SALES AND DISTRIBUTION

     Our sales and distribution is handled by Vivendi in North America and selected rest-of-world countries and by Virgin in Europe, the Commonwealth of Independent States, Africa and the Middle East and through licensing strategies elsewhere. We also distribute our software products through on line services.

     North America. In August 2001, we entered into a distribution agreement with Vivendi providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earned a distribution fee based on the net sales of the titles distributed. Under the agreement, as amended, Vivendi made four advance payments to us totaling $13.5 million. Vivendi recouped these advances from sales of our products in 2002 and we repaid a portion of the advances with the proceeds received from the sale of Shiny.

     In August 2002, we entered into a new distribution arrangement with Vivendi, whereby, Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a non-refundable minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We also continue to distribute products directly to end-users who can order products by using a toll-free number or by accessing our web site. Prior to entering into our original North America distribution agreement with Vivendi, in North America we sold our products primarily to mass merchants, warehouse club stores, large computer and software specialty retail chains and through catalogs and Internet commerce sites. A majority of our North American retail sales were to direct accounts, and a lesser percentage were to third party distributors. Our principal direct retail accounts included CompUSA, Best Buy, Electronics Boutique, Wal-Mart, K-Mart, Target, Toys-r-us and GameStop (Babbages). Our principal distributors in North America included Navarre and Softek. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--A significant percentage of our revenues depend on our distributors' diligent sales efforts and our distributors' and retail customers' timely payments to us."

     Our distributor seeks to extend the life cycle and financial return of many of our products by marketing those products differently during the various stages of the product's sales cycle. Although the product sales cycle for a title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, we typically consider a title to be a "back catalog" item once it incurs its first price drop after its initial release. Our distributor utilizes marketing programs appropriate for each particular title, which generally include progressive price reductions over time to increase the product's longevity in the retail channel as they shift their advertising support to newer releases.

     Our distributor provides terms of sale comparable to competitors in our industry. In addition, we provide technical support for our products in North America through our customer support and we provide a 90-day limited warranty to end-users that our products will be free from manufacturing defects. While to date we have not experienced any material warranty claims, there can be no assurance that we will not experience material warranty claims in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--A significant percentage of our revenues depend on our distributors' diligent sales efforts and our distributors' and retail customers' timely payments to us."

     International. In February 1999, we entered into a distribution agreement with Virgin, pursuant to which Virgin commenced distributing substantially all of our titles in Europe, the Commonwealth of Independent States, Africa and the Middle East for a seven year period. Under the agreement, as amended, Virgin earns a distribution fee for its marketing and distribution of our products, and we reimburse Virgin for certain direct costs and expenses. In February 2003, Virgin's operating subsidiary filed for a Company Voluntary Agreement, or CVA, a process of reorganization in the United Kingdom. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. If a new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--A significant percentage of our revenues depend on our distributors' diligent sales efforts and our distributors' and retail customers' timely payments to us."

     In January 2003, we entered into an agreement with Vivendi to distribute substantially all of our products in select rest-of-world countries.

     Interplay OEM. Our wholly owned subsidiary, Interplay OEM, distributes our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December 2002, we assigned our OEM distribution rights to Vivendi and will utilize Vivendi's resources in our future OEM business. Under OEM arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs.

     Our North American and International ultimate distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. Under the terms of some of our distribution agreements, we are exposed to the risk of product returns and markdown allowances by our distributors. Under the same distribution agreements, we allow our distributors to return defective, shelf-worn and damaged products in accordance with negotiated terms. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, our distributors provide markdown allowances, which consist of credits given to resellers to induce them to lower the retail sales price of certain of our products to increase sell through and to help the reseller manage its inventory levels. Although we maintain a reserve for returns and markdown allowances, and although we manage our returns and markdown allowances through an authorization procedure, we could be forced to accept substantial product returns and provide markdown allowances to maintain our access to certain distribution channels. Our reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $1.1 million and $7.5 million at December 31, 2002 and 2001, respectively. Product returns and markdown allowances that exceed our reserves, if any, could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--A significant percentage of our revenues depend on our distributors' diligent sales efforts and our distributors' and retail customers' timely payments to us."

MARKETING

     Our marketing department assists our distributors in the development and implementation of marketing programs and campaigns for each of our titles and product groups. Our distributors' marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. Our distributors also send direct and electronic mail promotional materials to our database of gamers, and may selectively use radio and television advertisements in connection with the introduction of certain of our products. Our distributors budget a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders.

     Our distributors engage in on-line marketing through Internet advertising and the maintenance of several Internet web sites. These web sites provide news and information of interest to our customers through free demonstration versions of games, contests, games, tournaments and promotions. Also, to generate interest in new product introductions, we provide free demonstration versions of upcoming titles through magazines and game samples that consumers can download from our web site. In addition, through our marketing department, we host on-line events and maintain a vast collection of message boards to keep customers informed on shipped and upcoming titles.

COMPETITION

     The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than ours. Due to these greater resources, certain of our competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers than us. We believe that the principal competitive factors in the interactive entertainment software industry include product features, brand name recognition, access to distribution channels, quality, ease of use, price, marketing support and quality of customer service.

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

     Sony Computer Entertainment, Microsoft Corporation and Nintendo manufacture and ship finished products that are compatible with their video game consoles to our distributors for distribution. PlayStation 2, Xbox and GameCube products consist of the game disks and include manuals and packaging and are typically delivered within a relatively short lead-time.

     If we experience unanticipated delays in the delivery of manufactured software products by our third party manufactures, our net sales and operating results could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Our sales volume and the success of our products depend in part upon the number of product titles distributed by hardware companies for use with their video game platforms."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name and certain of our product names and publishing labels. We have licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such licenses. We also outsource some of our product development activities to third party developers, contractually retaining all intellectual property rights related to such projects. We also license certain products developed by third parties and pay royalties on such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Our reliance on third party software developers subjects us to the risks that these developers will not supply us with high quality products in a timely manner or on acceptable terms."

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

     As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we take reasonable efforts to ensure that our products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we have received communications from third parties asserting that features or content of certain of our products may infringe upon such party's intellectual property rights. There can be no assurance that existing or future infringement claims against us will not result in costly litigation or require that we license the intellectual property rights of third parties, either of which could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We may unintentionally infringe on the intellectual property rights of others, which could expose us to substantial damages or restrict our operations."

EMPLOYEES

     As of December 31, 2002, we had 207 employees, including 157 in product development, 11 in sales and marketing and 36 in finance, general and administrative. Included in these counts are 2 employees of Interplay OEM and 1 employee of Interplay UK. We also retain independent contractors to provide certain services, primarily in connection with our product development activities. Neither we nor our full time employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good.

     From time to time, we have retained actors and/or "voice over" talent to perform in certain of our products, and we expect to continue this practice in the future. These performers are typically members of the Screen Actors Guild or other performers' guilds, which guilds have established collective bargaining agreements governing their members' participation in interactive media projects. We may be required to become subject to one or more of these collective bargaining agreements in order to engage the services of these performers in connection with future development projects.

Item 2.    PROPERTIES

     Our headquarters are located in Irvine, California, where we lease approximately 81,000 square feet of office space. This lease expires in June 2006 and provides us with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. In addition, we rent approximately 800 square feet of office space in Central London, England from Virgin. This agreement is on a quarter by quarter basis. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to accommodate potential expansion of our operations.

Item 3.    LEGAL PROCEEDINGS

     We are occasionally involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. We do not believe the outcome of such routine claims will have a material adverse effect on the Company's business, financial condition or results of operations.

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

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") filed a motion for summary judgment in lieu of complaint against us in the amount of $1.3 million, alleging, among other things, that we are liable to pay Special Situations $1.3 million for our failure to timely register for resale with the Securities and Exchange Commission certain shares of our common stock that Special Situations purchased from us in April 2001. We dispute the amount of the claim and will vigorously defend our position.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 10, 2002, the Company held its annual stockholders' meeting. There were 93,138,176 shares of Common Stock outstanding entitled to vote and a total of 82,350,413 shares (88.4%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's stockholders.

1. Proposal to elect directors, each for a term extending until the next annual meeting of Stockholders or until their successors are duly elected and qualified.

                                                         For            Withheld
                                                     ----------         --------
    Herve Caen................................       81,982,528          367,885
    Nathan Peck...............................       81,548,426          801,987
    Michel Welter.............................       82,121,096          229,317
    R. Parker Jones...........................       82,124,012          226,401
    Eric Caen.................................       81,987,528          326,885
    Michel H. Vulpillat.......................       82,019,427          330,986
    Maren Stenseth............................       81,627,672          772,801

2. Proposal to amend the Company's 1997 Stock Incentive Plan to increase the number of authorized shares by 6,000,000 shares.

        For            Against        Abstain       Broker Non-Votes
        ---            -------        -------       ----------------
     57,523,156      1,966,938        179,769         22,680,550

3. Proposal to amend the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of shares of the Company's Common Stock.

        For            Against        Abstain       Broker Non-Votes
        ---            -------        -------       ----------------
    81,599,812         573,226        177,375             -0-

    Although this proposal was approved by the stockholders, the Company has not taken action on the proposal.


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 16, 2002, the listing of our common stock was moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System. We had until August 13, 2002 to comply with the requirements of the SmallCap market. As a result of our inability to maintain certain minimum listing requirements of the SmallCap market, on October 9, 2002, our common stock was delisted and began trading on the NASD-operated Over-the-Counter Bulletin Board. Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol "IPLY.OB." At December 31, 2002, there were 110 holders of record of our common stock.

     The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.


For the Year ended December 31, 2002                    High            Low
------------------------------------                  --------        --------
     First Quarter ........................           $   0.61        $   0.18
     Second Quarter .......................               0.59            0.24
     Third Quarter ........................               0.41            0.12
     Fourth Quarter .......................               0.13            0.06


For the Year ended December 31, 2001                    High            Low
------------------------------------                  --------        --------

     First Quarter ........................           $   3.25        $   1.50
     Second Quarter .......................               3.11            1.33
     Third Quarter ........................               2.20            0.33
     Fourth Quarter .......................               0.96            0.31


DIVIDEND POLICY

     We have never paid any dividends on our common stock. We intend to retain any earnings for use in our business and do not intend to pay any cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002.


      Plan Category         Number of securities to     Weighted-average        Number of securities
                            be issued upon exercise    exercise price of       remaining available for
                            of outstanding options,   outstanding options,  future issuance under equity
                              warrants and rights     warrants and rights        compensation plans
                                                                                (excluding securities
                                                                              reflected in column (a))
--------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                       (c)
Equity compensation plans          1,091,697                   3.10                   3,209,735
   approved by security
         holders
Equity compensation plans                  -                      -                           -
 not approved by security
         holders
                           -----------------------------------------------------------------------------
Total                              1,091,697                   3.10                   3,209,735
                           =============================================================================

Item 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the selected consolidated balance sheets data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheets data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.


                                                            Years Ended December 31,
                                         -------------------------------------------------------------
                                            2002        2001         2000         1999         1998
                                         ---------    ---------    ---------    ---------    ---------
                                                 (Dollars in thousands, except per share amounts)
Statements of Operations Data:
Net revenues .........................   $  43,999    $  56,448    $ 101,426    $ 101,930    $ 126,862
Cost of goods sold ...................      26,706       45,816       54,061       61,103       71,928
                                         ---------    ---------    ---------    ---------    ---------
Gross profit .........................      17,293       10,632       47,365       40,827       54,934
Operating expenses:
     Marketing and sales .............       5,814       18,697       23,326       32,432       39,471
     General and administrative ......       7,655       12,622       10,249       18,155       12,841
     Product development .............      16,184       20,603       22,176       20,629       24,472
     Other ...........................        --           --           --          2,415         --
                                         ---------    ---------    ---------    ---------    ---------
     Total operating expenses ........      29,653       51,922       55,751       73,631       76,784
                                         ---------    ---------    ---------    ---------    ---------
Operating loss .......................     (12,360)     (41,290)      (8,386)     (32,804)     (21,850)
Sale of Shiny ........................      28,813         --           --           --           --
Other income (expense) ...............      (1,531)      (4,526)      (3,689)      (3,471)      (4,933)
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ....      14,922      (45,816)     (12,075)     (36,275)     (26,783)
Provision (benefit) for income taxes .        (225)         500         --          5,410        1,437
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................   $  15,147    $ (46,316)   $ (12,075)   $ (41,685)   $ (28,220)
                                         =========    =========    =========    =========    =========

Cumulative dividend on participating
     preferred stock .................   $     133    $     966    $     870    $    --      $    --
Accretion of warrant .................        --            266          532         --           --
                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common
     stockholders ....................   $  15,014    $ (47,548)   $ (13,477)   $ (41,685)   $ (28,220)
                                         =========    =========    =========    =========    =========
Net income (loss) per common share:
     Basic ...........................   $    0.18    $   (1.23)   $   (0.45)   $   (1.86)   $   (1.91)
     Diluted .........................   $    0.16    $   (1.23)   $   (0.45)   $   (1.86)   $   (1.91)
Shares used in calculating net income
     (loss) per common share - basic .      83,585       38,670       30,047       22,418       14,763
Shares used in calculating net income
     (loss) per common share - diluted      96,070       38,670       30,047       22,418       14,763
Selected Operating Data:
Net revenues by geographic region:
     North America ...................   $  26,184    $  34,998    $  53,298    $  49,443    $  73,865
     International ...................       5,674       15,451       35,077       30,310       35,793
     OEM, royalty and licensing ......      12,141        5,999       13,051       22,177       17,204
Net revenues by platform:
     Personal computer ...............   $  15,802    $  34,912    $  73,730    $  65,397    $  67,406
     Video game console ..............      16,056       15,537       14,645       14,356       42,252
     OEM, royalty and licensing ......      12,141        5,999       13,051       22,177       17,204

                                                                   December 31,
                                         -------------------------------------------------------------
                                            2002         2001         2000        1999         1998
                                         ---------    ---------    ---------    ---------    ---------
Balance Sheets Data:                                         (Dollars in thousands)
Working capital (deficiency) .........   $ (17,060)   $ (34,169)   $     123     $ (7,622)   $  (3,135)
Total assets .........................      14,298       31,106       59,081       56,936       74,944
Total debt ...........................       2,082        4,794       25,433       19,630       24,651
Stockholders' equity  (deficit) ......     (13,930)     (28,150)       6,398       (2,071)       4,193

Item 7.    MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

GENERAL

     We derive net revenues primarily from sales of software products to distributors in North America and internationally, and from sales of software products to end-users through our catalogs and the Internet. We also derive royalty-based revenues from licensing arrangements and from original equipment manufacturing, or OEM bundling transactions.

     During 2002 we continued to experience cash flow difficulties from operations, and relied upon sales of assets to pay liabilities, reduce future operational costs and und our ongoing operations. We have been operating without a credit facility since October 2001, which has adersely affected cash flow. We continue to face difficulties in paying our vendors and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during 2003.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited,, the operating subsidiary of Virgin Interactive Entertainment Limited ("Virgin"), our European distributor, filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. We do not know what affect approval of the CVA will have on our ability to collect amounts Virgin owes us. If the new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

     In February 2003, we amended our license agreement with Infogrames, the holder of the TSR license which we rely on to publish the Baldur's Gate, Baldur's Gate: Dark Alliance, and Icewind Dale titles, to, among other things,
(i) extend the license term for approximately an additional two years to December 31, 2008 (provided we make a timely extension payment required for such extension), and (ii) extend our rights with respect to certain of the Advanced Dungeons & Dragons properties. The amendment further terminates our rights to certain titles in the event Interplay is unable to obtain certain third-party waivers in accordance with the terms of the amendment. We were unable to obtain the required waivers within the permitted time period and as a result have lost rights to publish Baldur's Gate 3 and its sequels on the PC, a significant product franchise. We are in negotiations with Infogrames to reinstate these rights, but no assurance can be given that we will be successful.

     We have been able to retain our third party developers to date, but if our current liquidity issues continue, our future title development could be adversely affected.

     In August 2001, we entered into a distribution agreement with Vivendi Universal Games, Inc. (an affiliate company of Universal Studios, Inc., who as of today owns approximately 5 percent of our common stock) providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earned a distribution fee based on the net sales of the titles distributed. Under the agreement, as amended, Vivendi made four advance payments to us totaling $13.5 million. Vivendi recouped these advances from sales of our products in 2002 and we repaid a portion of the advances with the proceeds received from the sale of Shiny. In an effort to minimize the number of product returns following the transition of our North America distribution to Vivendi, we granted large price concessions to resellers on products in their inventory. As we continue to conclude our relations these resellers, we have decreased our sales allowances from 44 percent of our total accounts receivable in 2001 to 29 percent of our total accounts receivable in 2002.

     In August 2002, we entered into a new distribution arrangement with Vivendi whereby Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a non-refundable minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity. Under this new distribution arrangement, we expect our net revenues to decrease as a result of incurring a higher commission expense, however, we expect our operating margins to remain comparable to prior periods as we are no longer incurring any manufacturing, marketing or distribution expenditures.

     Our wholly-owned subsidiary, Interplay OEM, distributed our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in the market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December
2002, we licensed our OEM distribution rights to Vivendi and will utilize Vivendi's resources in our future OEM business. We also derive net revenues from the licensing of intellectual property and products to third parties for distribution in markets and through channels that are outside of our primary focus. OEM, royalty and licensing net revenues collectively accounted for 27 percent of net revenues for the year ended December 31, 2002, 11 percent for the year ended December 31, 2001, and 13 percent for the year ended December 31, 2000. OEM, royalty and licensing net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs.

     Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. For sales of titles under the new distribution arrangement with Vivendi, our cost of goods consists of royalties paid to developers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by us. Typically, cost of goods sold as a percentage of net revenues for video game console products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with video game console and affiliate label products. We also include in the cost of goods sold the amortization of prepaid royalty and license fees we pay to third party software developers. We expense prepaid royalties over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. We evaluate the likelihood of future realization of prepaid royalties and license fees quarterly, on a product-by-product basis, and charge the cost of goods sold for any amounts that we deem unlikely to realize through future product sales.

     Our operating results have fluctuated significantly in the past and likely will fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond our control. We cannot assure you that we will be profitable in any particular period. It is likely that our operating results in one or more future periods will fail to meet or exceed the expectations of securities analysts or investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance -The unpredictability of future results may cause our stock price to remain depressed or to decline further."

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the December 31, 2002 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

     We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange product and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. During 2001, we substantially increased our sales allowances as a result of the granting of price concessions to resellers on products in their inventory, in an effort to minimize product returns following the transition of our North American distribution rights to Vivendi. As a result, sales allowances as a percentage of our total accounts receivable increased to 44 percent at December 31, 2001 from 19 percent at December 31, 2000. With the transition to Vivendi complete, sales allowances as a percentage of sales decreased to 29 percent at December 31, 2002. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                      Years Ended December 31,
                                                   2002        2001        2000
                                                   ----        ----        ----

Statements of Operations Data:
Net revenues ...............................       100%        100%        100%
Cost of goods sold .........................        61          81          53
                                                   ----        ----        ----
Gross margin ...............................        39          19          47
Operating expenses:
     Marketing and sales ...................        13          33          23
     General and administrative ............        17          22          10
     Product development ...................        37          37          22
                                                   ----        ----        ----
     Total operating expenses ..............        67          92          55
                                                   ----        ----        ----

Operating loss .............................       (28)        (73)         (8)
Other income (expense) .....................        62          (8)         (4)
                                                   ----        ----        ----
Income (loss) before provision
   for income taxes ........................        34         (81)        (12)
Provision for income taxes .................        --           1          --
                                                   ----        ----        ----
Net income (loss) ..........................        34%        (82)%       (12)%
                                                   ====        ====        ====
Selected Operating Data:
Net revenues by segment:
     North America .........................        60%         62%         52%
     International .........................        13          27          35
     OEM, royalty and licensing ............        27          11          13
                                                   ----        ----        ----
                                                   100%        100%        100%
                                                   ====        ====        ====
Net revenues by platform:
     Personal computer .....................        36%         62%         73%
     Video game console ....................        37          27          14
     OEM, royalty and licensing ............        27          11          13
                                                   ----        ----        ----
                                                   100%        100%        100%
                                                   ====        ====        ====

North American, International and OEM, Royalty and Licensing Net Revenues

      Net revenues for the year ended December 31, 2002 were $44.0 million, a decrease of 22 percent compared to the same period in 2001. This decrease resulted from a 25 percent decrease in North American net revenues, a 63 percent decrease in International net revenues, offset by a 102 percent increase in OEM, royalties and licensing revenues. Net revenues for the year ended December 31, 2001 were $56.4 million, a decrease of 44 percent compared to the same period in 2000. This decrease resulted from a 34 percent decrease in North American net revenues, a 56 percent decrease in International net revenues and a 54 percent decrease in OEM, royalties and licensing revenues.

     North American net revenues for the year ended December 31, 2002 were $26.2 million. The decrease in North American net revenues in 2002 was mainly due to lower total units sales as a result of releasing 6 titles in 2002 compared to 8 titles in 2001. Furthermore, five of the titles were released by Vivendi under the terms of the new distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks, as well as being responsible for all manufacturing, marketing and distribution expenditures. These resulted in a decrease in North American sales of $18.3 million, partially offset by a decrease in product returns and price concessions of $9.5 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the releasing of fewer, higher quality titles. Our returns were lower in 2002 due primarily to price concessions we granted in 2001 in connection with the North American Distribution Agreement we entered into with Vivendi in 2001.

     We expect that our North American publishing net revenues will decrease in 2003 compared to 2002, mainly due to decreased unit sales and releasing all new titles under the terms of the August 2002 distribution agreement with Vivendi.

     North American net revenues for the year ended December 31, 2001 were $35.0 million. The decrease in North American net revenues in 2001 was mainly due to our release of only 8 titles in 2001 compared to 26 titles in 2000 resulting in a decrease in North American sales of $21.6 million, partially offset by a decrease in product returns and price concessions of $2.8 million as compared to the 2000 period. The decrease in title releases across all platforms is a result of our continued focus on product planning and the release of fewer, higher quality titles. Our returns were a higher percentage of sales due primarily to price concessions we granted in connection with the North American distribution agreement we entered into with Vivendi.

     International net revenues for the year ended December 31, 2002 were $5.7 million. The decrease in International net revenues for the year ended December 31, 2002 was mainly due to the reduction in title releases during the year which resulted in a $12.2 million decrease in revenue, partially offset by a decrease in product returns and price concessions of $2.4 million compared to the 2001 period. Our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets. Furthermore, our returns as a percentage of revenue, continued to increase as we experienced a high level of product returns and price concessions due to certain titles not gaining broad market acceptance.

     We expect that our International publishing net revenues will increase in 2003 as compared to 2002, mainly due to increased unit sales. However, if Virgin Europe is not able to reorganize and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our European sales.

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

     OEM, royalty and licensing net revenues for the year ended December 31, 2002 were $12.1 million, an increase of $6.1 million as compared to the same period in 2001. The OEM business decreased $1.3 million as a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products. The year ended December 31, 2002 also included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the three months ended March 31, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee. We expect that OEM, royalty and licensing net revenues in 2003 will increase compared to 2002 primarily related to the recording of $15 million in revenue resulting from the sale of the Hunter video game franchise in February 2003.

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

Platform Net Revenues

     PC net revenues for the year ended December 31, 2002 were $15.8 million, a decrease of 55 percent compared to the same period in 2001. The decrease in PC net revenues in 2002 was primarily due to the release of one major hit title in

2002 (Icewind Dale II), which was released under the new distribution agreement with Vivendi in North America, as compared to three major hit titles released in 2001. The decrease in PC net revenues were further affected by releasing only 1 title in 2002 compared to a total of 7 titles in 2001. We expect our PC net revenues to decrease in 2003 as compared to 2002 as we expect to release only one to two new titles and as we continue to focus on video game console titles. Video game console net revenues increased 3 percent for the year ended December 31, 2002 compared to the same period in 2001, due to sales generated from the release of Hunter: The Reckoning (Xbox), and continued sales of Baldur's Gate:
Dark Alliance (PlayStation 2), which was released in 2001. Our other video game releases in 2002 included RLH (PlayStation 2), Baldur's Gate: Dark Alliance
(Xbox), Baldur's Gate: Dark Alliance (Gamecube) and Hunter (Gamecube). Even though we released 5 titles in 2002 as compared to 3 in 2001, net revenues did not increase substantially mainly due to releasing titles under the new distribution agreement with Vivendi, whereby, we record a lower per unit rate and in return Vivendi is responsible for all manufacturing, marketing, and distribution expenditures. We anticipate releasing four to five new titles in 2003 and expect net revenues to increase in 2003 partly due to the fact that we anticipate releasing the sequel to the major title release Baldur's Gate: Dark Alliance on PlayStation 2 and Xbox in the latter half of 2003.

     PC net revenues for the year ended December 31, 2001 were $34.9 million, a decrease of 53 percent compared to the same period in 2000. The decrease in PC net revenues in 2001 was primarily due to the release of three major hit titles in 2001 (Icewind Dale: Heart of Winter, Fallout Tactics and Baldur's Gate II:
Throne of Bhaal), as compared to seven major hit titles released in 2000. The decrease in PC net revenues was further affected by releasing only a total of 7 titles in 2001 compared to a total of 18 titles in 2000. Video game console net revenues increased 6 percent for the year ended December 31, 2001 compared to the same period in 2000, due to sales generated from the release of Baldur's
Gate: Dark Alliance (PlayStation 2). Our other video game releases include MDK 2: Armageddon (PlayStation 2) and Giants (PlayStation 2). In 2001, our 3 title releases were developed for next generation video game consoles and as a result price points for the 2001 releases were higher than the 4 title releases in 2000.

Cost of Goods Sold; Gross Margin

     Our cost of goods sold decreased 42 percent to $26.7 million in the year ended December 31, 2002 compared to the same period in 2001. Furthermore, we incurred $4.1 million of non-recurring charges related to the write-off of prepaid royalties on titles that were not expected to meet our desired profit requirements as compared to $8.1 million in the 2001 period. In addition, the decrease was a result of distributing five titles through Vivendi under the new distribution agreement, in which the only cost of goods element we incur is royalty expense. Under this new agreement, Vivendi pays us a lower per unit rate and in return is responsible for all manufacturing, marketing and distribution expenditures. We expect our cost of goods sold to decrease in 2003 as compared to 2002 due to the continuation of our distributing all of our new releases in North America through this new agreement with Vivendi. Our gross margin increased to 39 percent in 2002 from 19 percent in 2001. This was due to a decrease in our royalty expense as a result of a decrease of $4.0 million in write-off of prepaid royalties, a decrease in our product cost of goods and a decrease in product returns and price concessions as compared to the 2001 period due to distributing the majority of our new releases in North America under the new agreement with Vivendi. We expect our gross profit margin and gross profit to increase in 2003 as compared to 2002 mainly due to the sale of the Hunter franchise in February 2003, and the fact that we do not expect to incur any unusual product returns and price concessions or any write-offs of prepaid royalties in 2003.

     Our cost of goods sold decreased 15 percent to $45.8 million in the year ended December 31, 2001 compared to the same period in 2000. Furthermore, we incurred $8.1 million of non-recurring charges related to the write-off of prepaid royalties on titles that we decided to cancel because these titles were not expected to meet our desired profit requirements. Our gross margin decreased to 19 percent for 2001 from 47 percent in 2000. This was due to an increase in our royalty expense as a result of the $8.1 million write-off of prepaid royalties, an increase in our product cost of goods due to our increase in video game console title sales, which typically have a higher per unit cost, and an increase in our product returns and price concessions as compared to 2000.

Marketing and Sales

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the year ended December 31, 2002 were $5.8 million, a 69 percent decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $7.9 million reduction in advertising and retail marketing support expenditures and a decrease of $4.5 million in personnel costs and general expenses due to fewer product releases in 2002 and our shift from a direct sales force for North America to a distribution arrangement with Vivendi. Also, the decrease in marketing and sales expenses was a result of a decrease of $0.5 million in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties). We expect our marketing and sales expenses to decrease in 2003 compared to 2002, due to lower personnel costs from our reduced headcount, a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement and releasing titles under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures.

     Marketing and sales expenses for the year ended December 31, 2001 were $18.7 million, a 20 percent decrease as compared to the 2000 period. The decrease in marketing and sales expenses was due to a $3.9 million reduction in advertising and retail marketing support expenditures due to fewer product releases in 2001 and a $2.0 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses was partially offset by $1.3 million in overhead fees paid to Virgin under our April 2001 settlement with Virgin (See Activities with Related Parties).

General and Administrative

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the year ended December 31, 2002 were $7.7 million, a 39 percent decrease as compared to the same period in 2001. The decrease is due to a $4.9 million decrease in personnel costs and general expenses. In the 2002 period, we incurred significant charges of $0.4 million in loan termination fees associated with the termination of our line of credit and $0.5 million in consulting expenses payable to our investment bankers, Europlay 1, LLC, incurred to assist us with the restructuring of the company. In the 2001 period, we incurred significant charges of $0.7 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of the Company which was terminated. We expect our general and administrative expenses to remain relatively constant in 2003 compared to 2002.

     General and administrative expenses for the year ended December 31, 2001 were $12.6 million, a 23 percent increase as compared to the same period in 2000. The increase is due in part to a $0.7 million provision for the termination of a building lease in the United Kingdom, a $0.1 million increase in the provision for bad debt, $0.5 million in legal, accounting and investment banking fees and expenses incurred principally in connection with efforts to sell the company which was terminated, $0.5 million in consulting expenses payable to Titus, incurred to assist us with the restructuring of the company and a $0.6 million increase in personnel costs and general expenses.

Product Development

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2002 were $16.2 million, a 21 percent decrease as compared to the same period in 2001. This decrease was due to a $4.4 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002. We expect our product development expenses to increase in 2003 compared to 2002 as we plan on releasing more internally developed titles in 2003.

     Product development expenses for the year ended December 31, 2001 were $20.6 million, a 7 percent decrease as compared to the same period in 2000. This decrease was due to a $1.7 million decrease in expenditures associated with resources dedicated to completing four major internally developed titles in the 2000 period, which did not recur in the 2001 period as well as a reduction in headcount.

Sale of Shiny Entertainment, Inc.

     In April 2002, we sold our former subsidiary Shiny Entertainment, Inc. to Infogrames Entertainment, Inc. for $47.2 million. We recognized a gain of $28.8 million on this sale. See Note 3 of Notes to Consolidated Financial Statements.

Other Expense, Net

     Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. Other expenses for the year ended December 31, 2002 were $1.5 million, a 66 percent decrease as compared to the same period in 2001. The decreases were due to a reduction in interest expense related to lower net borrowings and a $0.9 million gain in the settlement and termination of a building lease in the United Kingdom.

     Other expenses for the year ended December 31, 2001 were $4.5 million, a 23 percent increase as compared to the same period in 2000 due to a $0.2 million expense associated with foreign tax withholdings, $0.4 million in loan fees paid to our former bank associated with the transition of our line of credit to a new bank, $0.7 million in expense related to the issuance of a warrant to a former officer in connection with his personal guarantee on our new line of credit and a $1.8 million penalty due to a delay in the effectiveness of a registration statement in connection with our private placement of 8,126,770 shares of Common Stock, offset by a $1.6 million decrease in interest expense related to lower net borrowings on our line of credit and a $0.7 million decrease in losses associated with foreign currency exchanges.

Provision (Benefit) for Income Taxes

     We recorded a tax benefit of $0.2 million for the year ended December 31, 2002, compared with a tax provision of $0.5 million for the year ended December 31, 2001. In June 2002, the Internal Revenue Service concluded their examination of our consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In fiscal 2001, we established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. With the executed settlement, the actual amount owed was only $275,000, accordingly, we adjusted our reserve and, as a result, recognized an income tax benefit of $225,000. We have a deferred tax asset of approximately $54 million that has been fully reserved at December 31, 2002. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to limitations.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, proceeds of our initial public offering, the sale of assets and from results of operations. Since October 2001, we have been operating without a line of credit, which has materially and adversely affected our ability to finance our ongoing operations.

     As of December 31, 2002, we had a working capital deficit of $17.1 million, and our cash balance was approximately $134,000. We anticipate our current cash reserves, proceeds from the sale of the Hunter franchise, plus our expected generation of cash from existing operations, will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2003. Consequently, we expect that we will need to substantially reduce our working capital needs and/or raise additional financing. Along these lines, we have entered into a new distribution agreement with Vivendi, which accelerates cash collections through non-refundable minimum guarantees. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $28.2 million during the year ended December 31, 2002, primarily attributable to payments for accounts payable and royalty liabilities, recoupment of advances received by distributors, and refund of advances received from Vivendi and a console hardware manufacturer for the development of titles for its console platform in connection with the sale of Shiny. These uses of cash in operating activities were partially offset by collections of accounts receivable and accounts receivable from related parties and reductions of inventory.

     Net cash used by financing activities of $4.7 million for the year ended December 31, 2002, consisted primarily of repayments of our working capital line of credit and repayments to our former Chairman. Cash provided by investing activities of $32.9 million for the year ended December 31, 2002 consisted of proceeds from the sale of Shiny, offset by normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                               Less Than   1 - 3      After
December 31, 2002                     Total      1 Year    Years     3 Years
                                    ---------  ---------  -------   --------
                                                   (In thousands)
Contractual cash obligations -
   Non-cancelable operating
      lease obligations              $ 5,215    $ 1,386   $ 3,065    $  764
                                    =========  =========  =======   ========

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

     To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles which management believes do not meet sufficient projected profit margins, and the scaling back of certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives. In this regard, we completed the sale of Shiny in April 2002, for approximately $47.2 million. Additionally, in August 2002, our Board of Directors established a Special Committee comprised of directors that are independent of our largest stockholder, Titus Interactive S.A., to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the company.

     In order to improve our cash flow, in August 2002, we entered into a new distribution arrangement with Vivendi, whereby, Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a non-refundable minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity.

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

Transactions with Titus

     In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 71 percent of our outstanding common stock, our only voting security, immediately following the conversion.

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

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $22,000, $21,000 and $435,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In March 2003, we entered into a note receivable with Titus Software Corp., or "TSC", a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004.

     In March 2003, our Board of Directors further authorized an additional $500,000 loan to Titus, with interest at 8 percent per annum and a maturity date in February 2004, on the condition that Titus is able to provide sufficient security that is acceptable to the Board, which shall include, without limitation, 9.3 million shares of our common stock held by Titus and (ii) rights in and to Titus' most current video game title releases during 2003 and 2004.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We are in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, Titus and us would terminate any executory obligations relating to the original sale, including our obligation to pay Titus up to $2 million if Titus does not achieve gross sales of at least $3.5 million by

June 25, 2003. As Titus is our majority stockholder and the probability of the agreement being terminated, we have offset the related note receivable in the amount of $3.5 million against the deferred revenue in the amount of $3.5 million.

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

     As of December 31, 2002 and 2001, Titus owed us $200,000 and $260,000, respectively, and we owed Titus $321,000 and $1.3 million, respectively. Amounts due to Titus at December 31, 2002 consisted primarily of trade payables. Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay.

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

     Under an April 2001 settlement, we paid Virgin a monthly overhead fee of $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement.

     In January 2003, we and Virgin entered into a waiver related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, we agreed to pay Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of December 31, 2002 the Company had paid Virgin $220,000 of the $650,000 due under the waiver agreement.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited,, the operating subsidiary of filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. We do not know what affect approval of the CVA will have on our ability to collect amounts Virgin owes us. If the new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $0.9 million, $2.3 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, we recognized overhead fees of $0.5 million, $1.0 million and zero and certain minimum operating charges to Virgin of zero, $333,000 and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

     We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned $66,000, $36,000 and $63,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2002, 2001 and 2000, respectively.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $104,000, $104,000 and $101,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Transactions with Vivendi

     In August 2001, we entered into a distribution agreement with Vivendi (an affiliate company of Universal Studios, Inc., which currently owns approximately 5 percent of our common stock at December 31, 2002 but does not have representation on our Board of Directors) providing for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under the distribution agreement. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under the agreement, Vivendi made four advance payments to us $10.0 million. In amendments to the agreement, Vivendi agreed to advance us an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to us, as defined. During the three months ended March 31, 2002, Vivendi advanced us an additional $3.0 million bringing the total amounts advanced to us under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of our products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully recouped or repaid.

     In August 2002, we entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us as a minimum guarantee, a specified percent of the projected amount due us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. As of December 31, 2002, Vivendi had advanced us $3.6 million related to future minimum guarantees on undelivered products.

Transactions with Brian Fargo, a former officer of the Company

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25 ("EITF 00-25"), "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which requires that amounts paid by a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We adopted the provisions of the consensus on January 1, 2002 resulting in a reduction of revenue and a reduction of marketing and sales of $1.3 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively. The adoption of EITF 00-25 did not impact our net loss.

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

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to
(i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002 and we have adopted these requirements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective. As of December 31, 2002, we have not guaranteed the indebtedness of our subsidiaries or any related parties.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We continue to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of this statement during the year ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, we have not completed our assessment as to whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

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

     As of December 31, 2002, our cash balance was approximately $134,000 and our outstanding accounts payable and current liabilities totaled approximately $28.2 million. If we do not receive sufficient financing we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. If we cannot obtain additional capital and become unable to pay our debts as they become due, our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.

WE HAVE A HISTORY OF LOSSES, MAY NEVER GENERATE POSITIVE CASH FLOW FROM OPERATIONS AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS.

     For the year ended December 31, 2002, our net loss from operations was $12.4 million and for the year ended December 31, 2001, our net loss was $46.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2002 we had an accumulated deficit of $13.9 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

     Titus owns approximately 67 million shares of common stock, which represents approximately 71 percent of our outstanding common stock, our only voting security. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2001 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Currently, three of the seven members of our Board are employees or directors of Titus, and Titus' Chief Executive Officer serves as our Chief

Executive Officer and interim Chief Financial Officer. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock.

A SIGNIFICANT PERCENTAGE OF OUR REVENUES DEPEND ON OUR DISTRIBUTORS' DILIGENT SALES EFFORTS AND OUR DISTRIBUTORS' AND RETAIL CUSTOMERS' TIMELY PAYMENTS TO US.

     Since February 1999, Virgin has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Virgin expires in February 2006. In August 2002, we entered into a new Distribution Agreement with Vivendi pursuant to which Vivendi distributes substantially all our products in North America, as well as in South America, South Africa, Korea, Taiwan and Australia. Our agreement with Vivendi expires in August 2005.

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

     In February 2003, Virgin Interactive Entertainment (Europe) Limited,, the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. We do not know what affect approval of the CVA will have on our ability to collect amounts Virgin owes us. If the new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

THE TERMINATION OF OUR EXISTING CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

     We have been operating without a credit facility since October 2001, when LaSalle Business Credit Inc., or "LaSalle", notified us that our then existing credit agreement was being terminated as a result of our failure to comply with some of the agreement's operating covenants and we would no longer be able to continue to draw on the credit facility to fund future operations. Because we depend on a credit agreement to fund our operations, the lack of a credit agreement has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit agreement to help fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.

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

     For the year ended December 31, 2002, our net loss from operations was $12.4 million. We have incurred significant net losses in recent periods, including a net loss of $46.3 million for the year ended December 31, 2001. Our losses stem partly from the significant costs we incur to develop our entertainment software products. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

WE HAVE RELIED ON LOANS FROM TITUS INTERACTIVE S.A. IN THE PAST TO ENABLE US TO MEET OUR SHORT-TERM CASH NEEDS. TITUS INTERACTIVE S.A.'S CURRENT FINANCIAL CONDITION MAY RESULT IN OUR INABILITY TO SECURE CASH TO FUND OPERATIONS, MAY LEAD TO A SALE BY TITUS OF SHARES IT HOLDS IN US, AND MAY MAKE A SALE OF US MORE DIFFICULT.

     On March 21, 2003, due to Titus' lack of sufficient operating capital and need for immediate cash, we agreed to loan Titus Software Corp., a subsidiary of Titus, the sum of $226,000, with this amount secured by a percentage of our shares held by Titus pursuant to a stock pledge agreement and certain other collateral pursuant to a security agreement. Our Board of Directors further authorized an additional $500,000 loan to Titus, on the condition that Titus is able to provide sufficient security that is acceptable to the Board. In the past, Titus, our majority shareholder, has loaned us money to enable us to meet our short-term cash needs. Now it appears that, at least in the near term, Titus will not have the ability to support us should we find ourselves with insufficient cash to fund operations. Further, should Titus ever be forced to cease operations due to lack of capital, that situation could lead to a sale by Titus, or its administrator or other representative in bankruptcy, of shares Titus holds in us, thereby potentially reducing the value of our shares and market capitalization. Such a sale and dispersion of shares to multiple stockholders further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL OFFICER, WHICH MAY AFFECT OUR ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

     Our former Chief Financial Officer ("CFO") Jeff Gonzalez resigned in October 2002. Following Mr. Gonzalez' resignation, CEO Herve Caen also assumed the position of interim-CFO for a period of 5 months until March 3, 2003, at which time we hired a replacement CFO. On March 21, 2003, our new CFO resigned effectively immediately. We are presently without a CFO, and Mr. Caen has again assumed the position of interim-CFO.

WE DEPEND UPON THIRD PARTY LICENSES OF CONTENT FOR MANY OF OUR PRODUCTS.

     Many of our current and planned products, such as our Advanced Dungeons and Dragons titles, are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements, and our ability to market products based on these licenses may be negatively impacted. Moreover, disputes regarding these license agreements may also negatively impact our ability to market products based on these licenses. Additionally, we may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. If we are unable to maintain current licenses or obtain new licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business.

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

     Our net revenues from international sales accounted for approximately 13 percent and 27 percent of our total net revenues for years ended December 31, 2002 and 2001, respectively. Most of these revenues come from our distribution relationship with Virgin, pursuant to which Virgin became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2002. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on any revolving line of credit agreement we maintain, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     Interest Rate Risk

     Our interest rate risk is due to our working capital lines of credit typically having an interest rate based on either the bank's prime rate or LIBOR. Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future. A change in interest rates would not have an effect on our interest expense on the Secured Convertible Promissory Note because this instrument bears a fixed rate of interest.

     Foreign Currency Risk

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized losses of $104,000, $237,000 and $935,000 during the years ended December 31, 2002, 2001 and 2000, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements begin on page F-1 of this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 will appear in our proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

     Information required by this Item 11 will appear in our proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 will appear in our proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 will appear in our proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.   CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, our Chief Executive Officer and interim Chief Financial Officer, Herve Caen, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Caen believes that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to him material information relating to us (including our consolidated subsidiaries) required to be included in this report.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to Mr. Caen, subsequent to the date of the evaluation.

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 30th day of March 2003.

                                    INTERPLAY ENTERTAINMENT CORP.


                                              /s/ Herve Caen
                                    By:___________________________________
                                              Herve Caen
                                              Its:  Chief Executive Officer and
                                              Interim Chief Financial Officer
                                              (Principal Executive and
                                              Financial and Accounting Officer)

                                POWER OF ATTORNEY

     The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Herve Caen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


  /s/ Herve Caen
_________________________      Chief Executive Officer,           March 30, 2003
Herve Caen                     Interim Chief Financial Officer
                               and Director (Principal
                               Executive and Financial and
                               Accounting Officer)

  /s/ Nathan Peck
_________________________      Director                           March 30, 2003
Nathan Peck


  /s/ Eric Caen
_________________________      Director                           March 30, 2003
Eric Caen

  /s/ R. Parker Jones, Jr.
_________________________      Director                           March 30, 2003
R. Parker Jones, Jr.


  /s/ Maren Stenseth
_________________________      Director                           March 30, 2003
Maren Stenseth


  /s/ Michel H. Vulpillat
_________________________      Director                           March 30, 2003
Michel H. Vulpillat


  /s/ Michel Welter
_________________________      Director                           March 30, 2003
Michel Welter

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------  -----------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-48473 (the "Form S-1"))
2.2 Stock Purchase Agreement by and between Infogrames, Inc., Shiny Entertainment Inc., David Perry, Shiny Group, Inc., and Interplay
         Entertainment Corp. dated April 23, 2002; incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed May 6, 2002.
2.3 Amendment Number 1 to the Stock Purchase Agreement by and between Interplay Entertainment Corp., Infogrames, Inc., Shiny Entertainment, Inc., David Perry, and Shiny Group, Inc. dated April 30, 2002; incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed May 6, 2002.
3.1 Amended and Restated Certificate of Incorporation of the Company. (incorporated herein by reference to Exhibit 3.1 to the Form S-1)
3.2 Certificate of Designation of Preferences of Series A Preferred Stock, as filed with the Delaware Secretary of State on April 14, 2000. (incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
3.3 Amended and Restated Bylaws of the Company. (incorporated herein by reference to Exhibit 3.2 to the Form S-1)
4.1 Specimen form of stock certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 to the Form S-1)
4.2 Shareholders' Agreement among MCA Inc., the Company, and Brian Fargo, dated March 30, 1994, as amended. (incorporated herein by reference to
         Exhibit 4.2 to the Form S-1)
4.3 Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock. (incorporated herein by reference to Exhibit 4.3 to the Form S-1)
10.1 Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan"). (incorporated herein by reference to Exhibit 10.1 to the Form S-1)
10.2 Form of Stock Option Agreement pertaining to the 1997 Plan. (incorporated herein by reference to Exhibit 10.2 to the Form S-1)
10.3 Form of Restricted Stock Purchase Agreement pertaining to the 1997 Plan. (incorporated herein by reference to Exhibit 10.3 to the Form S-1)
10.4 Incentive Stock Option and Nonqualified Stock Option Plan--1994, as amended (the "1994 Plan"). (incorporated herein by reference to Exhibit
         10.4 to the Form S-1)
10.5 Form of Nonqualified Stock Option Agreement pertaining to the 1994 Plan. (incorporated herein by reference to Exhibit 10.5 to the Form S-1)
10.6 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1991, as amended (the "1991 Plan"). (incorporated herein by rference to Exhibit 10.6 to the Form S-1)
10.7 Form of Incentive Stock Option Agreement pertaining to the 1991 Plan. (incorporated herein by reference to Exhibit 10.7 to the Form S-1)
10.8 Form of Nonqualified Stock Option Agreement pertaining to the 1991 Plan. (incorporated herein by reference to Exhibit 10.8 to the Form S-1)
10.9     Employee  Stock  Purchase  Plan.  (incorporated  herein by reference to
         Exhibit 10.10 to the Form S-1)
10.10 Form of Indemnification Agreement for Officers and Directors of the Company. (incorporated herein by reference to Exhibit 10.11 to the Form S-1)
10.11 Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois, dated September 8, 1995, together with amendments thereto. (incorporated herein by reference to Exhibit 10.14 to the Form S-1)
10.12 Loan and Security Agreement among Greyrock Business Credit, a Division of NationsCredit Commercial Corporation ("Greyrock"), the Company, and Interplay OEM, Inc. ("Interplay OEM"), dated June 16, 1997, as amended, with Schedules. (incorporated herein by reference to Exhibit 10.15 to the Form S-1)
10.13 Letter of Credit Agreement among Greyrock, the Company and Interplay OEM, dated September 10, 1997. (incorporated herein by reference to Exhibit 10.18 to the Form S-1)

10.14 Letter of Credit Agreement among Greyrock, the Company and Interplay OEM, dated September 24, 1997. (incorporated herein by reference to
         Exhibit 10.19 to the Form S-1)
10.15 Master Equipment Lease between Brentwood Credit Corporation and the Company, dated March 28, 1996, with Schedules. (incorporated herein by reference to Exhibit 10.20 to the Form S-1)
10.16 Master Equipment Lease Agreement between General Electric Capital Computer Leasing Corporation and the Company, dated December 14, 1994, as amended, with Schedules. (incorporated herein by reference to
         Exhibit 10.22 to the Form S-1)
10.17 Confidential License Agreement for Nintendo 64 Video Game System, between the Company and Nintendo of America, Inc., dated October 7, 1997. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.23 to the Form S-1)
10.18 PlayStation License Agreement, between Sony Computer Entertainment of America and the Company, dated February 16, 1995. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.24 to the Form S-1)
10.19 Master Merchandising License Agreement between Paramount Pictures Corporation and the Company, dated as of June 16, 1992. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.25 to the Form S-1)
10.20    Heads of  Agreement  concerning  Sales  and  Distribution  between  the
         Company and Activision, Inc., dated November 19, 1998, as amended (incorporated herein by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
10.21 Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999 (incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 1998.)
10.22 International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
10.23 Termination Agreement among the Company, Virgin Interactive Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition Holdings, LLC, dated February 10, 1999 (incorporated herein by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
10.24 Amendment to Loan Documents among the Company, Interplay OEM, Inc. and Greyrock, dated March 18, 1999 (incorporated herein by reference to
         Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.25 Fifth Amendment to Lease for Von Karman Corporate Center Office Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998 (incorporated herein by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.26 Stock Purchase Agreement dated July 20, 1999, by and among the Company, Titus Interactive S.A., and Brian Fargo (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.27 Exchange Agreement dated July 20, 1999, by and among Titus Interactive S.A., Brian Fargo, Herve Caen and Eric Caen (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.28 Employment Agreement between the Company and Herve Caen dated November 9, 1999 (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
10.29 Employment Agreement between the Company and Brian Fargo dated November 9, 1999 (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
10.30 Stockholder Agreement among the Company, Titus Interactive S.A. and Brian Fargo dated November 9, 1999 (incorporated herein by reference to
         Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

10.31 Stock Purchase Agreement between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to
         Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.32 Warrant (350,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.33 Warrant (50,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.34 Warrant (100,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.35 Amendment to Loan Documents among the Company, Interplay OEM, Inc. and Greyrock, dated April 14, 2000. (incorporated herein by reference to
         Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.36 Revolving Note between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.37 Reimbursement and Security Agreement between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.38 Amendment Number 1 to International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated July 1, 1999. (incorporated herein by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.39 Interplay Entertainment Corp. Common Stock Subscription Agreement, dated March 29, 2001. (incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed on April 17, 2001.)
10.40    Common Stock  Purchase  Warrant.  (incorporated  herein by reference to
         Exhibit 4.2 to the Form S-3 filed on April 17, 2001)
10.41    Microsoft  Corporation Xbox Publisher License Agreement,  dated October
         12, 2000. (incorporated herein by reference to Exhibit 10.39 to Form 10-K/A for the year ended December 31, 2000.)
10.42 Warrant to Purchase Common Stock of Interplay Entertainment Corp., dated April 25, 2001. (incorporated herein by reference to Exhibit 10.4 to the Form S-3 filed on May 4, 2001.)
10.43 Financial Public Relations Agreement, dated August 7, 2000. (incorporated herein by reference to Exhibit 10.5 of the Form S-3 filed on May 4, 2001.)
10.44 Agreement between Interplay Entertainment Corp., Brian Fargo, Titus Interactive S.A., and Herve Caen, dated May 15, 2001. (incorporated herein by reference to Exhibit 99 to Form SCD 13D/A.)
10.45 Distribution Agreement, dated August 23, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending September 30, 2001.)
10.46 Letter Agreement re: Amendment #1 to Distribution Agreement dated August 23, 2001, dated September 14, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ending September 30, 2001.)
10.47 Letter Agreement re: Secured Advance and Amendment #2 to Distribution Agreement, dated November 20, 2001 by and between Interplay Entertainment Corp. and Vivendi Universal Interactive Publishing North America, Inc. (incorporated herein by reference to Exhibit 10.47 to the Form 10-K for the year ended December 31, 2001)
10.48 Letter Agreement re: Secured Advance and Amendment #3 to Distribution Agreement, dated December 13, 2001 by and between Interplay Entertainment Corp. and Vivendi Universal Interactive Publishing North America, Inc. (incorporated herein by reference to Exhibit 10.48 to the Form 10-K for the year ended December 31, 2001)
10.49 Third Amendment to Computer License Agreement, dated July 25, 2001 by and between Interplay Entertainment Corp. and Infogrames, Inc. (incorporated herein by reference to Exhibit 10.49 to the Form 10-K for the year ended December 31, 2001)

10.50 Letter Agreement and Amendment Number 4 to Distribution Agreement by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated January 18, 2002. (incorporated herein by reference to
         Exhibit 10.1 to Form 10-Q filed on May 15, 2002)
10.51 Fourth Amendment To Computer License Agreement by and between Interplay Entertainment Corp. and Infogrames Interactive, Inc. dated January 23, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment.) (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2002)
10.52 Amendment Number Four to the Product Agreement by and between Interplay Entertainment Corp., Infogrames Interactive, Inc., and Bioware Corp. dated January 24, 2002. (incorporated herein by reference to Exhibit
         10.3 to Form 10-Q filed on May 15, 2002)
10.53 Amended and Restated Amendment Number 1 to Product Agreement by and between Interplay Entertainment Corp. and High Voltage Software, Inc. dated March 5, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment.) (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on May 15, 2002)
10.54 Forbearance Agreement by and between LaSalle Business Credit, Inc., Brian Fargo, Shiny Entertainment, Inc., Interplay Entertainment Corp., Interplay OEM, Inc., and Gamesonline.com, Inc. dated March 13, 2002. (incorporated herein by reference to Exhibit 10.5 to Form 10-Q filed on May 15, 2002)
10.55 Settlement Agreement and Release by and between Brian Fargo, Interplay Entertainment Corp., Interplay OEM, Inc., Gamesonline.com, Inc., Shiny Entertainment, Inc., and Titus Interactive S.A. dated March 13, 2002. (incorporated herein by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2002)
10.56 Agreement by and between Vivendi Universal Games Inc., Interplay Entertainment Corp., and Shiny Entertainment, Inc. dated April of 2002. (incorporated herein by reference to Exhibit 10.7 to Form 10-Q filed on May 15, 2002)
10.57 Term Sheet by and between Titus Interactive S.A., and Interplay Entertainment Corp. dated April 26, 2002. (incorporated herein by reference to Exhibit 10.8 to Form 10-Q filed on May 15, 2002)
10.58    Promissory  Note by  Titus  Interactive  S.A.  in  favor  of  Interplay
         Entertainment Corp. dated April 26, 2002. (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on May 15, 2002)
10.59 Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, in favor of Warner Bros., a division of Time Warner Entertainment Company, L.P. (incorporated herein by reference to
         Exhibit 10.10 to Form 10-Q filed on May 15, 2002)
10.60 Video Game Distribution Agreement by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 19, 2002)
10.61 Letter of Intent by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 19, 2002)
10.62 Letter Agreement and Amendment #2 by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated August 29, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 19, 2002)
10.63 Letter Agreement and Amendment #3 by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated September 12, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on November 19, 2002)
10.64 Letter Agreement and Amendment # 4 (OEM & Back-Catalog) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated December 20, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
10.65 Letter Agreement and Amendment # 5 (Asia Pacific & Australia) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and Interplay Entertainment Corp. dated January 13, 2003. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
21.1 Subsidiaries of the Company. (incorporated herein by reference to Exhibit 21.1. to the Form S-1)

23.1     Consent of Squar Milner, Independent Auditors.
23.2     Consent of Ernst & Young LLP, Independent Auditors.
24.1     Power of Attorney (included as page 41 to this Form 10-K).
99.1 Certification of our Chief Executive Officer and interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Herve Caen.
99.2 Press Release, dated August 15, 2002. (incorporated herein by reference to Exhibit 99.2 to Form 10-Q filed August 19, 2002).

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this annual report on Form 10-K of Interplay Entertainment Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 30, 2003

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

I, Herve Caen, certify that:

         1. I have reviewed this annual report on Form 10-K of Interplay Entertainment Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 30, 2003

                                   /s/ Herve Caen
                                   -------------------------------
                                   Herve Caen
                                   Interim Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORTS OF INDEPENDENT AUDITORS





                                                                         PAGE
                                                                         ----

Reports of Independent Auditors                                           F-2
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2001                 F-5
Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000                                       F-6
Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended December 31, 2002, 2001 and 2000                   F-7
Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000                                       F-8
Notes to Consolidated Financial Statements                               F-10
Schedule II - Valuation and Qualifying Accounts                           S-1

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Shareholders
Interplay Entertainment Corp.

     We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A., and subsidiaries (the "Company"), as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and other comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) (2) for the year ended December 31, 2002. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The December 31, 2000 consolidated financial statements of the Company were audited by other auditors whose report dated April 16, 2001/August 23, 2001, expressed an unqualified opinion on those financial statements. This predecessor auditors' report included a paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. For reasons explained in Note 18 to the consolidated financial statements, this predecessor auditor was unable to reissue their audit report.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information se forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $17.1 million and a stockholders' deficit of $13.9 million at December 31, 2002, losses from operations through December 31, 2002 and negative operating cash flow for the year then ended. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner Reehl & Williamson, LLP
----------------------------------------

Newport Beach, California
March 7, 2003

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Interplay Entertainment Corp.

We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.) and subsidiaries (the Company), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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


                                                          /s/ ERNST & YOUNG LLP
                                                          ----------------------

Orange County, California
March 18, 2002

     The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated April 16, 2001, rendered on the prior years' financial statements. The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts we have not been able to obtain a re-issued report or consent from Andersen.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interplay Entertainment Corp.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Interplay Entertainment Corp. (a Delaware corporation) and subsidiaries for the one year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the one year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




 Arthur Andersen LLP*
------------------------
ARTHUR ANDERSEN LLP
Orange County, California
April 16, 2001, except for the matters discussed in Note 15 as to which the date is August 23, 2001.**

*  See Note 18 to the accompanying financial statements.
** Note 15 which was included in the Company's December 31, 2001 Form 10-K, has been deleted for the accompanying consolidated financial statements.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
                   ASSETS
                   ------
Current Assets:
     Cash ..........................................    $     134     $     119
     Trade receivables from related parties,
         net of allowances of $231 and $4,025,
         respectively ..............................        2,506         6,175
     Trade receivables, net of allowances
         of $855 and $3,516, respectively ..........          170         3,312
     Inventories ...................................        2,029         3,978
     Prepaid licenses and royalties ................        5,129        10,341
     Other current assets ..........................        1,200         1,162
                                                        ---------     ---------
         Total current assets ......................       11,168        25,087

Property and equipment, net ........................        3,130         5,038
Other assets .......................................         --             981
                                                        ---------     ---------
                                                        $  14,298     $  31,106
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
     Current debt ..................................    $   2,082     $   1,576
     Accounts payable ..............................        9,241        13,718
     Accrued royalties .............................        4,775         7,795
     Other accrued liabilities .....................        1,039         2,999
     Advances from distributors and others .........          101        12,792
     Advances from related party distributor .......        3,550        10,060
     Loans from related parties ....................         --           3,218
     Payables to related parties ...................        7,440         7,098
                                                        ---------     ---------
         Total current liabilities .................       28,228        59,256
                                                        ---------     ---------

Commitments and contingencies
Stockholders' Deficit:
     Series A preferred stock, $.001 par
         value, authorized 5,000,000 shares;
         issued and outstanding zero and
         383,354 shares, respectively ..............         --          11,753
     Common  stock, $.001 par value,
         authorized 100,000,000 issued and
         outstanding 93,849,176 and 44,995,821
         shares, respectively ......................           94            45
     Paid-in capital ...............................      121,637       110,701
     Accumulated deficit ...........................     (135,793)     (150,807)
     Accumulated other comprehensive income ........          132           158
                                                        ---------     ---------
         Total stockholders' deficit ...............      (13,930)      (28,150)
                                                        ---------     ---------
                                                        $  14,298     $  31,106
                                                        =========     =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               2002         2001          2000
                                            ---------    ---------    ---------

Net revenues ............................   $  15,021    $  33,795    $  73,319
Net revenues from related party
     distributors .......................      28,978       22,653       28,107
                                            ---------    ---------    ---------
   Total net revenues ...................      43,999       56,448      101,426
Cost of goods sold ......................      26,706       45,816       54,061
                                            ---------    ---------    ---------
   Gross profit .........................      17,293       10,632       47,365
                                            ---------    ---------    ---------

Operating expenses:
   Marketing and sales ..................       5,814       18,697       23,326
   General and administrative ...........       7,655       12,622       10,249
   Product development ..................      16,184       20,603       22,176
                                            ---------    ---------    ---------
      Total operating expenses ..........      29,653       51,922       55,751
                                            ---------    ---------    ---------
      Operating loss ....................     (12,360)     (41,290)      (8,386)
                                            ---------    ---------    ---------

Other income (expense):
   Interest expense .....................      (2,214)      (4,285)      (2,992)
   Gain on sale of Shiny ................      28,813         --           --
   Other ................................         683         (241)        (697)
                                            ---------    ---------    ---------
       Total other income (expense) .....      27,282       (4,526)      (3,689)
                                            ---------    ---------    ---------

Income (loss) before provision
     for income taxes ...................      14,922      (45,816)     (12,075)
(Benefit) provision for income taxes ....        (225)         500         --
                                            ---------    ---------    ---------

Net income (loss) .......................   $  15,147    $ (46,316)   $ (12,075)
                                            ---------    ---------    ---------

Cumulative dividend on participating
     preferred stock ....................   $     133    $     966    $     870
Accretion of warrant ....................        --            266          532
                                            ---------    ---------    ---------
Net income (loss) available to common
     stockholders .......................   $  15,014    $ (47,548)   $ (13,477)
                                            =========    =========    =========

Net income (loss) per common share:
Basic ...................................   $    0.18    $   (1.23)   $   (0.45)
                                            =========    =========    =========
Diluted .................................   $    0.16    $   (1.23)   $   (0.45)
                                            =========    =========    =========

Shares used in calculating net income
     (loss) per common share:
Basic ...................................      83,585       38,670       30,047
                                            =========    =========    =========
Diluted .................................      96,070       38,670       30,047
                                            =========    =========    =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPRESENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                                                                                                      ACCUMULATED
                                                                                                                         OTHER
                                                                                                                        COMPRE-
                                          PREFERRED STOCK             COMMON STOCK                                      HENSIVE
                                     ------------------------    -----------------------    PAID-IN     ACCUMULATED     INCOME
                                       SHARES        AMOUNT        SHARES       AMOUNT      CAPITAL       DEFICIT       (LOSS)
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 1999 .......         --      $     --      29,989,125   $       30   $   87,390   $  (89,782)   $      291
   Issuance of common stock,
      net of issuance costs ......         --            --          40,661         --            439         --            --
   Issuance of Series A preferred
      stock ......................      719,424        19,202          --           --           --           --            --
   Issuance of warrants ..........         --            --            --           --            798         --            --
   Exercise of stock options .....         --            --         113,850         --             42         --            --
   Accretion of warrant ..........         --             532          --           --           --           (532)         --
   Accumulated accrued dividend on
      Series A preferred stock ...         --             870          --           --           --           (870)         --
   Compensation for stock options
      granted ....................         --            --            --           --             90         --            --
   Net loss ......................         --            --            --           --           --        (12,075)         --
   Other comprehensive loss, net
      of income taxes:
         Foreign currency
             translation
             adjustment ..........         --            --            --           --           --           --             (27)

              Comprehensive loss .
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2000 .......      719,424        20,604    30,143,636           30       88,759     (103,259)          264
   Issuance of common stock,
       net of issuance costs .....         --            --       8,151,253            8       11,743         --            --
   Conversion of Series A
      preferred stock into common
      stock ......................     (336,070)       (9,343)    6,679,306            7        9,336         --            --
   Dividend payable in connection
      with preferred stock
      conversion .................         --            (740)         --           --                        --            --
   Issuance of warrants ..........         --            --            --           --            675         --            --
   Exercise of stock options .....         --            --          21,626         --              9         --            --
   Accretion of warrant ..........         --             266          --           --           --           (266)         --
   Accumulated accrued dividend on
      Series A preferred stock ...         --             966          --           --           --           (966)         --
   Compensation for stock options
      granted ....................         --            --            --           --              4         --            --
   Capital contribution by Titus .         --            --            --           --             75         --            --
   Option issued in connection
      with settlement ............         --            --            --           --            100         --            --
   Net loss ......................         --            --            --           --           --        (46,316)         --
   Other comprehensive loss,
      net of income taxes:
         Foreign currency
           translation
           adjustment ............         --            --            --           --           --           --            (106)

              Comprehensive loss .
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2001 .......      383,354        11,753    44,995,821           45      110,701     (150,807)          158
   Issuance of common stock,
       net of issuance costs .....         --            --         721,652            1          208         --            --
   Accumulated accrued dividend on
      Series A preferred stock ...         --             133          --           --           --           (133)         --
   Conversion of Series A
      preferred stock into common
      stock ......................     (383,354)      (10,657)   47,492,162           47       10,610         --            --
   Dividend payable in connection
      with preferred stock
      conversion .................         --          (1,229)         --           --           --           --            --
   Issuance of warrants ..........         --            --            --           --             33         --            --
   Exercise of stock options .....         --            --         639,541            1           85         --            --
   Net income ....................         --            --            --           --           --         15,147          --
   Other comprehensive income, net
      of income taxes:
         Foreign currency
            translation adjustment         --            --            --           --           --           --             (26)

              Comprehensive income
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2002 .......         --      $     --      93,849,176   $       94   $  121,637   $ (135,793)   $      132
                                     ==========    ==========    ==========   ==========   ==========   ==========    ==========



                                       COMPRE-
                                       HENSIVE
                                       INCOME
                                       (LOSS)         TOTAL
                                     ----------    ---------
Balance, December 31, 1999 .......                 $  (2,071)
   Issuance of common stock,
      net of issuance costs ......                       439
   Issuance of Series A preferred
      stock ......................                    19,202
   Issuance of warrants ..........                       798
   Exercise of stock options .....                        42
   Accretion of warrant ..........                      --
   Accumulated accrued dividend on
      Series A preferred stock ...                      --
   Compensation for stock options
      granted ....................                        90
   Net loss ......................   $  (12,075)     (12,075)
   Other comprehensive loss, net
      of income taxes:
         Foreign currency
             translation
             adjustment ..........          (27)         (27)
                                     ----------
              Comprehensive loss .   $  (12,102)
                                     ==========    ---------
Balance, December 31, 2000 .......                     6,398
   Issuance of common stock,
       net of issuance costs .....                    11,751
   Conversion of Series A
      preferred stock into common
      stock ......................                      --
   Dividend payable in connection
      with preferred stock
      conversion .................                      (740)
   Issuance of warrants ..........                       675
   Exercise of stock options .....                         9
   Accretion of warrant ..........                      --
   Accumulated accrued dividend on
      Series A preferred stock ...                      --
   Compensation for stock options
      granted ....................                         4
   Capital contribution by Titus .                        75
   Option issued in connection
      with settlement ............                       100
   Net loss ......................   $  (46,316)     (46,316)
   Other comprehensive loss,
      net of income taxes:
         Foreign currency
           translation
           adjustment ............         (106)        (106)
                                     ----------
              Comprehensive loss .   $  (46,422)
                                     ==========    ---------
Balance, December 31, 2001 .......                   (28,150)
   Issuance of common stock,
       net of issuance costs .....                       209
   Accumulated accrued dividend on
      Series A preferred stock ...                      --
   Conversion of Series A
      preferred stock into common
      stock ......................                      --
   Dividend payable in connection
      with preferred stock
      conversion .................                    (1,229)
   Issuance of warrants ..........                        33
   Exercise of stock options .....                        86
   Net income ....................   $   15,147       15,147
   Other comprehensive income, net
      of income taxes:
         Foreign currency
            translation adjustment          (26)         (26)
                                     ----------
              Comprehensive income   $   15,121
                                     ==========    ---------
Balance, December 31, 2002 .......                 $ (13,930)
                                                   =========



                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                    YEARS ENDED DECEMBER 31,
                                                 2002        2001        2000
                                               --------    --------    --------
Cash flows from operating activities:
   Net income (loss) .......................   $ 15,147    $(46,316)   $(12,075)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities--
      Depreciation and amortization ........      1,671       2,613       2,512
      Noncash expense for stock
         compensation ......................        238         679          90
      Noncash interest expense .............      1,860        --          --
      Writeoff of prepaid licenses
         and royalties .....................      4,100       8,124        --
      Gain on sale of Shiny ................    (28,813)       --          --
      Other ................................        (26)         (6)        (27)
      Changes in assets and liabilities:
         Trade receivables, net ............      3,139      14,360      (3,428)
         Trade receivables from related
            parties ........................      3,669       4,239      (2,499)
         Inventories .......................      1,949        (619)      2,698
         Prepaid licenses and royalties ....       (533)       (761)      1,545
         Other current assets ..............        (51)       (390)        102
         Accounts payable ..................     (5,777)      3,246      (2,875)
         Accrued royalties .................     (2,887)        (10)       (145)
         Other accrued liabilities .........     (1,806)       (425)     (5,905)
         Payables to related parties .......       (887)      2,185      (3,202)
         Advances from distributors
            and others .....................    (19,201)     21,144        --
                                               --------    --------    --------
             Net cash provided by
                (used in) operating
                   activities ..............    (28,208)      8,063     (23,209)
                                               --------    --------    --------

Cash flows used in investing activities:
   Purchase of property and equipment ......       (207)     (1,757)     (3,236)
   Proceeds from sale of Shiny .............     33,134        --          --
                                               --------    --------    --------
         Net cash provided by (used in)
            investing activities ...........     32,927      (1,757)     (3,236)
                                               --------    --------    --------

Cash flows from financing activities:
   Net borrowings (payments) on line
      of credit ............................     (1,576)      1,576        --
   Net borrowings (payments) of
      previous line of credit ..............       --       (24,433)      5,215
   Net borrowings (payments) of
      supplemental line of credit ..........       --        (1,000)      1,000
   (Repayment) borrowings from former
      Chairman .............................     (3,218)      3,000        (412)
   Net proceeds from issuance of
      common stock .........................          4      11,751         439
   Net proceeds from issuance of
      Series A preferred stock and
      warrants .............................       --          --        20,000
   Proceeds from exercise of stock
      options ..............................         86           9          42
   Reductions of restricted cash ...........       --          --         2,597
   Other financing activities ..............       --            75        --
                                               --------    --------    --------
         Net cash (used in) provided
            by financing activities ........     (4,704)     (9,022)     28,881
                                               --------    --------    --------
Net increase (decrease) in cash ............         15      (2,716)      2,436
Cash, beginning of year ....................        119       2,835         399
                                               --------    --------    --------
Cash, end of year ..........................   $    134    $    119    $  2,835
                                               ========    ========    ========


                             See accompanying notes.

                  INTERPLAY ENTERTAINMENT CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (DOLLARS IN THOUSANDS)


                                                       YEARS ENDED DECEMBER 31,
                                                      2002      2001       2000
                                                    ------     ------     ------
Supplemental cash flow information:
    Cash paid during the year for
      interest ................................     $  344     $1,592     $3,027

Suplemental disclosure of non-cash
    investing and financing activities:
    Acquisition of remaining interest
       in Shiny for options on common
       stock ..................................       --          100       --
    Accretion of preferred stock to
       redemption value .......................       --          266        532
    Dividend payable on partial
       conversion of preferred stock ..........      1,229        740       --
    Accrued dividend on participating
       preferred stock ........................        133        966        870
    Common stock issued under Product
       Agreement ..............................        205       --         --



                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.   DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), develop and publish interactive entertainment software. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube. As of December 31, 2002, Titus Interactive, S.A. ("Titus"), a France-based developer, publisher and distributor of interactive entertainment software, owned 71 percent of the Company's common stock. The Company's common stock trades on the NASDAQ OTC Bulletin Board under the symbol "IPLY.OB."

GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial operating losses during the last three years, and at December 31, 2002, has a stockholders' deficit of $13.9 million and a working capital deficit of $17.1 million. The Company has historically funded its operations primarily through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets (Note 17), the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of its subsidiary Shiny Entertainment, Inc. ("Shiny") in April 2002, for approximately $47.2 million (Note 3). The Company used the proceeds from the sale of Shiny to fund operations and to pay existing obligations, including $11.5 million of prepaid advances that were accelerated as a condition of the transaction. Additionally, in August 2002, the Company's Board of Directors approved and commenced the process of establishing a Special Committee comprised of directors that are independent of the Company's largest stockholder, Titus Interactive S.A. ("Titus"), to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the Company.

     In August 2002, the Company has entered into a new three-year North American distribution agreement with Vivendi Universal Games, Inc. ("Vivendi"), which substantially replaces the August 2001 agreement with Vivendi (Note 6). Under the new agreement, the Company receives cash payments from Vivendi for distributed products sooner than under the Company's August 2001 agreement with Vivendi. The Company has amended its agreement with Vivendi to increase the number of territories in which Vivendi can distribute the Company's products. In return, the Company has received additional advances from Vivendi for these additional rights. In February 2003, the Company sold to Vivendi the rights to develop and publish future titles under the Company's "Hunter" license (Note
17).

     The Company anticipates its current cash reserves, proceeds from the sale of the Hunter franchise, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated expenditures into the second quarter of fiscal 2003. Consequently, the Company expects that it will need to substantially reduce its working capital needs and/or raise additional financing. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Productions Pty Ltd (Australia), Interplay Co., Ltd., (Japan) and Games On-line. Shiny Entertainment, Inc., which was sold by the Company in April 2002, is included in the consolidated financial statements up to the date of the sale. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

RISKS AND UNCERTAINTIES

     The Company operates in a highly competitive industry that is subject to intense competition, potential government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's financial statements to conform to classifications used in the current period.

INVENTORIES

     Inventories consist of CD-ROMs, DVDs, manuals, packaging materials and supplies, and packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

     Net realizable value is based on management's forecast for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and changes. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortizes these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a five year period. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining lease term. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statement of operations.

OTHER NON-CURRENT ASSETS

     At December 31, 2001, other non-current assets consisted primarily of goodwill related to our Shiny subsidiary, which was sold in April 2002.

LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted Financial Accounting Statements Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


of an asset and its estimated fair value. SFAS 144, which supercedes SFAS 121, also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations. To date, management has determined that no impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and identifiable intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The adoption of SFAS 142 did not have a material effect on the Company's financial statements at December 31, 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable and accounts payable approximates the fair value. In addition, the carrying value of all borrowings approximates fair value based on interest rates currently available to the Company. The fair value of trade receivable from related parties, advances from related party distributor, loans to/from related parties and payables to related parties are not determinable as these transactions are with related parties.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors (Notes 6 and 12), Vivendi, which owns approximately 5 percent of the outstanding shares of the Company's common stock, and Virgin Interactive Entertainment Limited ("Virgin"), a subsidiary of Titus, the Company's largest stockholder.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


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

     The Emerging Issues Task Force (EITF) issued EITF 01-09 in November 2001. The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buydowns and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement resulted in a reduction of net sales of $0.1 million, $1.3 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

ADVERTISING COSTS

     The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. Advertising costs approximated $3.0 million, $6.7 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by the SFAS No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered

FOREIGN CURRENCY

     The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Losses resulting from foreign currency transactions amounted to $104,000, $237,000 and $935,000 during the years ended December 31, 2002,
2001 and 2000, respectively, and are included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants. For the year ended December 31, 2002, all options and warrants outstanding to purchase common stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares and for years ended December 31, 2001 and 2000, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation, as the effect of such inclusion would be antidilutive.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees" and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 "Accounting for Stock-based Compensation".

     In  March  2000,  the  FASB  issued  Interpretation  No.  44,  ("FIN  44"),
Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement during the year ended December 31, 2002.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost reflected in net income was zero, $4,000 and $90,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  YEARS ENDED DECEMBER 31,
                                             2002          2001          2000
                                           --------      --------      --------
                                             (Dollars in thousands, except per
                                                       share amounts)
Net income (loss) available to
   common stockholders, as
   reported ..........................     $ 15,014      $(47,548)     $(13,477)
Pro forma compensation expense .......         (232)       (1,177)       (1,370)
                                           --------      --------      --------
Pro forma net income (loss)
   available to common
   stockholders ......................     $ 14,782      $(48,725)     $(14,847)
                                           ========      ========      ========
Basic and diluted net income
   (loss) as reported ................     $   0.18      $  (1.23)     $  (0.45)
Basic and diluted pro forma
   net income (loss) .................     $   0.18      $  (1.26)     $  (0.49)

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to
(i) include disclosure of certain obligations, and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002 and the Company has adopted these requirements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective. As of December 31, 2002, the Company has not guaranteed the indebtedness of its subsidiaries or any related parties.

     In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). This interpretation of Accounting
Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, the Company has not completed its assessment as to whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

3.   SHINY ENTERTAINMENT, INC

     In 1995, the Company acquired a 91 percent interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement required the Company to pay the former owner of Shiny additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles (the "earnout payments"). In March 2001, the Company entered into an amendment to the Shiny purchase agreement which, among other things, settled all outstanding claims under the earnout payments, and resulted in the Company acquiring the remaining nine percent equity interest in Shiny for $600,000, payable in installments of cash and options on common stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny would have earned royalties after the future delivery of the two titles to the Company. At December 31, 2001, the Company owed the former owner of Shiny $200,000 related to this amendment, which is recorded under accounts payable in the accompanying consolidated balance sheets.

     On April 30, 2002, the Company consummated the sale of Shiny, pursuant to the terms of a Stock Purchase Agreement, dated April 23, 2002, as amended, among the Company, Infogrames, Inc., Shiny, Shiny's president and Shiny Group, Inc. Pursuant to the purchase agreement, Infogrames acquired all of the outstanding common stock of Shiny for approximately $47.2 million, which was paid to or for the benefit of the Company as follows:

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:

                                                                  (In millions)
Sale price of Shiny ...........................................      $  47.2
Net assets of Shiny at April 30, 2002 .........................          2.3
Transaction related costs:
     Cash payment to Warner Brothers for consent to
        transfer Matrix license ...............................          2.2
     Note payable issued to Warner Brothers for
        consent to transfer Matrix license (Note 5) ...........          2.0
     Payment to Shiny's President & Shiny Group ...............          7.1
     Commission fees to Europlay I, LLC .......................          3.9
     Legal fees ...............................................          0.9
                                                                     -------
Gain on sale ..................................................      $  28.8
                                                                     =======

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

4.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

 INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                           2002            2001
                                                          ------          ------
                                                          (Dollars in thousands)
Packaged software ..................................      $2,029          $3,230
CD-ROMs, DVDs, manuals, packaging and supplies .....        --               748
                                                          ------          ------
                                                          $2,029          $3,978
                                                          ======          ======


PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                                 DECEMBER 31,
                                                             2002          2001
                                                           -------       -------
                                                          (Dollars in thousands)
Prepaid royalties for titles in development ........       $ 4,644       $ 7,539
Prepaid royalties for shipped titles ...............           431           710
Prepaid licenses and trademarks ....................            54         2,092
                                                           -------       -------
                                                           $ 5,129       $10,341
                                                           =======       =======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $9.7 million, $8.0 million and $14.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     During the years ended December 31, 2002 and 2001, the Company wrote-off $4.1 million and $8.1 million, respectively, of prepaid royalties for titles in development that were impaired due to the cancellation of certain development projects, which the Company has recorded under cost of goods sold in the accompanying consolidated statements of operations. No amounts were written-off during the year ended December 31, 2000.

 PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                        2002             2001
                                                      --------         --------
                                                        (Dollars in thousands)
Computers and equipment ......................        $  9,125         $  9,756
Furniture and fixtures .......................             107              107
Leasehold improvements .......................           1,232            1,226
                                                      --------         --------
                                                        10,464           11,089
Less:  Accumulated depreciation
     and amortization ........................          (7,334)          (6,051)
                                                      --------         --------
                                                      $  3,130         $  5,038
                                                      ========         ========

     For the years ended December 31, 2002, 2001 and 2000, the Company incurred depreciation and amortization expense of $1.7 million, $2.1 million and $2.1 million, respectively. Shiny's property and equipment, which had accumulated depreciation of $0.4 million at December 31, 2001, was sold with the sale of Shiny. During the years ended December 31, 2001 and 2000, the Company disposed of fully depreciated equipment having an original cost of $2.3 million and $8.3 million, respectively.

5.   PROMISSORY  NOTE,   WORKING CAPITAL  LINE OF CREDIT AND  LOANS FROM RELATED
PARTIES

     The Company issued to Warner Bros. a Secured Convertible Promissory Note bearing interest at 6 percent per annum, due April 30, 2003, in the principal amount of $2.0 million in connection with the sale of Shiny (Note 3). The note was issued in partial payment of amounts due Warner Bros. under the parties' license agreement for the video game based on the motion picture THE MATRIX, which is being developed by Shiny. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30 day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 or (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agrees to register with the Securities and Exchange Commission the shares of common stock to be issued in the event Warner Bros. exercises its conversion option. At December 31, 2002, the balance owed to Warner Bros., including accrued interest, is $2.1 million.

     In April 2001, the Company entered into a three year loan and security agreement ("L&S Agreement") with a bank providing for a $15.0 million working capital line of credit secured by all the assets of the Company. The L&S Agreement replaced an expiring agreement with another bank that was repaid and terminated. Advances under the new line of credit were limited to an amount based on qualified accounts receivable and inventory, as defined, and bore interest at the bank's prime rate (4.75 percent at December 31, 2001), or LIBOR plus 2.5 percent. The default rate under the line of credit was the bank's prime rate plus 2 percent. At December 31, 2001, the Company was in default and borrowings under the working capital line of credit bore interest at 6.75 percent.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     At December 31, 2001, the Company was in violation of certain financial covenants set forth under the L&S Agreement and the bank exercised its right to terminate the agreement effective October 26, 2001. Accordingly, the remaining unamortized value of the warrant issued to the former Chairman was charged to interest expense during the fourth quarter of 2001. In 2002, the outstanding balance was paid in full and the L&S Agreement was terminated.

     In connection with the L&S Agreement, and the retirement of the former line of credit, a secured personal guarantee of $5 million previously provided by the Company's former Chairman was released, and a new personal guarantee for $2 million, secured by $1 million in cash, was provided to the new bank by the former Chairman. In addition, the former Chairman provided the Company with a $3 million loan, payable in May 2002, with interest at 10 percent secured by all the assets of the Company. In connection with the new guarantee and loan, the former Chairman received a warrant to purchase 500,000 shares of the Company's Common Stock at $1.75 per share, expiring in April 2011. The fair value of the warrant of $675,000 (estimated by the Company based on the Black-Scholes option pricing model pursuant to SFAS 123 and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments") was deferred and was being amortized to interest expense over the term of the L&S agreement. In connection with the sale of Shiny (Note 3), the loan from the former Chairman was paid in full in April 2002.

6.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                                 DECEMBER 31,
                                                               2002       2001
                                                             -------     -------
                                                          (Dollars in thousands)
Advance from console hardware manufacturer .............     $  --       $ 5,000
Advances for distribution rights to a future title .....        --         4,000
Advances for other distribution rights .................         101       3,792
                                                             -------     -------
                                                             $   101     $12,792
                                                             =======     =======
Net advance from Vivendi distribution agreement
   (related party) .....................................     $ 3,550     $10,060
                                                             =======     =======

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. This advance was repaid with proceeds from the sale of Shiny.

     In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. In January 2002, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that the Company assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance nor repay $1.6 million related to past royalties and interest owed to the distributor. In addition, the Company agreed to forgive $0.6 million in advances previously paid to the developer. As a result, the Company recorded net revenues of $5.6 million and a related cost of sales of $0.6 million in the year ended December 31, 2002.

     Other advances from distributors are repayable as products covered by those agreements are sold.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company has provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, the Company will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. The Company is in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus would terminate any executory obligations relating to the original sale, including the Company's obligation to pay Titus up to $2 million if Titus does not achieve gross sales of at least $3.5 million by June 25, 2003. As Titus is the majority stockholder of the Company and the probability of the agreement being terminated, the Company has offset the related note receivable in the amount of $3.5 million against the deferred revenue in the amount of $3.5 million.

     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2003 for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. The agreement provided for advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional $3.0 million bringing the total amounts advanced to the Company under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully recouped or repaid.

     In August 2002, the Company entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a non-refundable minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. As of December 31, 2002, Vivendi had advanced the Company $3.6 million related to future minimum guarantees on undelivered products.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


7.  INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                              YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                     2002              2001              2000
                                   --------          --------          --------
                                              (Dollars in thousands)
Domestic .................         $ 14,922          $(44,264)         $(10,801)
Foreign ..................             --              (1,552)           (1,274)
                                   --------          --------          --------
Total ....................         $ 14,922          $(45,816)         $(12,075)
                                   ========          ========          ========



     The provision for income taxes is comprised of the following:

                                                  YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           2002            2001           2000
                                          -----           -----          -----
                                                   (Dollars in thousands)
Current:
   Federal .....................          $(225)          $ 500          $ --
   State .......................           --              --              --
   Foreign .....................           --              --              --
                                          -----           -----          -----
                                           (225)            500            --
Deferred:
   Federal .....................           --              --              --
   State .......................           --              --              --
                                          -----           -----          -----
                                           --              --              --
                                          -----           -----          -----
                                          $(225)          $ 500          $ --
                                          =====           =====          =====

     The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $131 million and expires through the year 2022. The Company's NOL's for State tax reporting purposes approximate $93 million and expires through the year 2012. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code Section 382. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003, will be suspended under provisions of California law.

     In June 2002, the Internal Revenue Service ("the IRS") concluded its examination of the Company's consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In 2001, the Company established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. In the second quarter of 2002, the Company reached a settlement with the IRS and agreed to pay $275,000 to settle all outstanding issues. With the executed settlement, the Company has adjusted its reserve and, as a result, recorded an income tax benefit of $225,000 in the year ended December 31, 2002.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 2002        2001        2000
                                                ------      ------      ------
Statutory income tax rate ..................      34.0%      (34.0)%     (34.0)%
State and local income taxes, net of
   Federal income tax benefit ..............       2.0        (6.0)       (3.0)
   Valuation allowance .....................     (36.0)       40.0        37.0
Other ......................................      (1.5)        1.1         --
                                                ------      ------      ------
                                                  (1.5)%       1.1 %       -- %
                                                ======      ======      ======


     The components of the Company's net deferred income tax asset (liability) are as follows:

                                                                DECEMBER 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
                                                          (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties ...............................    $    422     $ (4,485)
     Nondeductible reserves ..........................         468        3,645
     Reserve for advances ............................      (2,041)        --
     Accrued expenses ................................      (1,297)         666
     Foreign loss and credit carryforward ............       2,556          867
     Federal and state net operating losses ..........      51,192       53,741
     Research and development credit carryforward ....       2,374          831
     Other ...........................................         909          305
                                                          --------     --------
                                                            54,583       55,570
                                                          --------     --------
Non-current deferred tax asset (liability):
     Depreciation expense ............................        (192)        (181)
     Nondeductible reserves ..........................        --            532
                                                          --------     --------
                                                              (192)         351
                                                          --------     --------
Net deferred tax asset before
     valuation allowance .............................      54,390       55,921
Valuation allowance ..................................     (54,390)     (55,921)
                                                          --------     --------
Net deferred tax asset ...............................    $   --       $   --
                                                          ========     ========


     The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance on deferred tax assets decreased $1.5 million during December 31, 2002 and increased $16.9 million during December 31, 2001.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


8.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:

  Year ending December 31 (Dollars in thousands):
     2003 ...........................      $   1,386
     2004 ...........................          1,533
     2005 ...........................          1,532
     2006 ...........................            764
     2007 ...........................            --
                                           ---------
                                           $   5,215
                                           =========


     Total rent expense was $2.1 million, $2.7 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") filed a motion for summary judgment in lieu of complaint against the Company in the amount of $1.3 million, alleging, among other things, that the Company is liable to pay Special Situations $1.3 million for its failure to secure a timely effective date for a Registration Statement for the Company's shares which Special Situations purchased pursuant to a common stock subscription agreement dated March 29, 2002 between Special Situations and the Company. The Company disputes the amount owed and will vigorously defend its position.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain key employees providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, as defined, the employees may be entitled to certain severance benefits, as defined. These agreements expire through 2003.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


NASDAQ DELISTING

     On October 9, 2002, the Company's common stock was delisted from The Nasdaq SmallCap Market due to the Company's failure to maintain certain minimum listing requirements and began trading on the NASD-operated Over-the-Counter Bulletin Board.

9.   STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2002, there were no shares of preferred stock outstanding.

     In 2002, the Company amended a development agreement with a developer whereby the developer would receive shares of the Company's common stock in return for meeting certain milestones. As a result of the developer meeting these milestones, the Company has agreed to issue 700,000 shares of its common stock. The accompanying statement of operations includes royalty expense of $205,000 based on the value of the common stock on the day the common stock was earned. The Company issued the stock in February 2003.

     In April 2001, the Company completed a private placement of 8,126,770 units at $1.5625 per unit for total proceeds of $12.7 million, and net proceeds of approximately $11.7 million. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.75 per share, which was exercisable immediately. If the Company issues additional shares of common stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of common stock issued under the private placement becomes effective. The warrant expires four years after it vests. The registration statement was not declared effective by May 31, 2001 and in accordance with the terms of the agreement, the Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the registration statement was declared effective. The Company is currently involved in negotiations with certain of these investors with respect to payment of these penalties. During the year ended December 31, 2002 and 2001, the Company accrued penalties of $1.8 million and $1.8 million, respectively, payable to these stockholders, which was charged to results of operations and classified as interest expense. The total amount accrued at December 31, 2002 and 2001is $3.6 million and $1.8 million, respectively.

     In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which had preferences under certain events, as defined. The Preferred Stock was convertible by Titus, redeemable by the Company, and accrued a 6 percent cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. The Company held rights to redeem the Preferred Stock shares at the original issue price plus all accrued but unpaid dividends. Titus was entitled to convert the Preferred Stock shares into shares of Common Stock at any time after May 2001. The conversion rate was the lesser of $2.78 (7,194,240 shares of Common Stock) or 85 percent of the market price per share at the time of conversion, as defined. The Preferred Stock was entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock exercisable at $3.79 per share at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant, which is included in paid in capital. The discount on the Preferred

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


Stock was accreted over a one-year period as a dividend to the Preferred Stock in the amount of $532,000 and $266,000 during the year ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had accreted the full amount. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock exercisable at $3.79 per share, because the Company did not meet certain financial operating performance targets for the year ended December 31, 2000. The fair value of this warrant was recorded as additional interest expense. Both warrants expire in April 2010.

     In August 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. This conversion did not include accumulated dividends of $740,000 on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock. This conversion did not include accumulated dividends of $1.2 million on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. Collectively, Titus has 71 percent of the total voting power of the Company's capital stock at December 31, 2002.

     In August 2000, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock to a vendor in connection with public relations services they provided to the Company. The fair value of the warrant was amortized to general and administrative expenses over the vesting period. The warrant vests at certain dates over a one year period and has exercise prices between $3.00 per share and $6.00 per share, as defined. The warrant expires in August 2003.

     During 2000, the Company's Board of Directors approved a resolution that increased the number of authorized shares of the Company's Common Stock from 50 million to 100 million.

EMPLOYEE STOCK PURCHASE PLAN

     Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. In 2000, the Board of Directors increased the number of shares authorized to 300,000. Of the 300,000 shares authorized to be issued under the plan, approximately 84,877 shares remained available for issuance at December 31, 2002. Employees purchased 21,652 and 24,483 shares in 2002 and 2001 for $4,000 and $31,000, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 2002 is as follows:

Stock option plans:
       Outstanding ........................................            1,091,697
       Available for future grants ........................            3,209,735
Employee Stock Purchase Plan ..............................               84,877
Warrants ..................................................            9,687,068
                                                                      ----------
Total .....................................................           14,073,377
                                                                      ==========


10.  NET EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed as net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per common share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


plus the effect of any dilutive stock options and common stock warrants and the conversion of outstanding convertible debentures.

                                                    YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  2002       2001        2000
                                                --------   --------    --------
                                                  (Amounts in thousands, except
                                                       per share amounts)
Net income (loss) available to common
   stockholders .............................   $ 15,015   $(47,548)   $(13,477)
   Interest related to conversion of
      secured convertible
      promissory note .......................         82       --          --
                                                --------   --------    --------
   Dilutive net income (loss)
      available to common stockholders ......   $ 15,097   $(47,548)   $(13,477)
                                                ========   ========    ========
Shares used to compute net income
   (loss) per share:
   Weighted-average common shares ...........     83,585     38,670      30,047
   Dilutive stock equivalents ...............     12,485       --          --
                                                --------   --------    --------
   Dilutive potential common shares .........     96,070     38,670      30,047
                                                ========   ========    ========
Net income (loss) per share:
   Basic ....................................   $   0.18   $  (1.23)   $  (0.45)
   Diluted ..................................   $   0.16   $  (1.23)   $  (0.45)

     There were options and warrants outstanding to purchase 10,778,765 shares of common stock at December 31, 2002, which were excluded from the earnings per common share computation as the exercise price was greater than the average market price of the common shares. The dilutive stock equivalents in the above calculation related to the outstanding convertible debentures at December 31, 2002, which the Company utilized the "if converted" method pursuant to SFAS 128.

     Due to the net loss attributable for the years ended December 31, 2001 and 2000, on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the years ended December 31, 2001 and 2000, an additional 13,694,739 and 4,449,967 shares would have been added to dilutive potential common shares, respectively, and there were 484,848 shares of restricted Common Stock at December 31, 2000, which would have been added dilutive potential common shares. The weighted average exercise price at December 31, 2002, 2001 and 2000 was $1.99, $2.07 and $3.03,
respectively, for the options and warrants outstanding.

11.   EMPLOYEE BENEFIT PLANS

 STOCK OPTION PLANS

     The Company has three stock option plans. Under the Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1991 ("1991 Plan"), the Company was authorized to grant options to its employees to purchase up to 111,000 shares of common stock. Under the Incentive Stock Option and Nonqualified Stock Option Plan--1994 ("1994 Plan"), the Company was authorized to grant options to its employees to purchase up to 150,000 shares of common stock. Under the 1997 Stock Incentive Plan, as amended, the Company may grant options to its employees, consultants and directors to purchase up to 6,000,000 shares of common stock.

     Options under all three plans generally vest from three to five years. Holders of options under the 1991 Plan and the 1994 Plan shall be deemed 100 percent vested in the event of a merger in which the Company is not the surviving entity, a sale of substantially all of the assets of the Company, or a sale of all shares of Common Stock of the Company. The Company has treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB
25. Compensation expense for the vested portion aggregated zero, $4,000 and $90,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     The following is a summary of option activity pursuant to the Company's stock option plans:

                                                    YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------------------
                                   2002                      2001                     2000
                         ----------------------    ----------------------    ---------------------
                                       WEIGHTED                  WEIGHTED                 WEIGHTED
                                       AVERAGE                   AVERAGE                  AVERAGE
                                       EXERCISE                  EXERCISE                 EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES      PRICE
                         ----------    --------    ----------    --------    ----------   --------
Options outstanding at
   beginning of period    4,007,969      $2.57      3,539,828     $2.90       3,340,780     $3.30
   Granted                        -         -         739,667      1.25         968,498      2.64
   Exercised               (639,541)      0.14        (21,626)     0.47        (113,850)     0.37
   Canceled              (2,276,731)      3.44       (249,900)     3.36        (655,600)     5.14
                         ----------                ----------                ----------
Options outstanding
   at end of period       1,091,697      $3.10      4,007,969     $2.57       3,539,828     $2.90
                         ==========                ==========                ==========
   Options exercisable      744,892                 2,093,606                 1,496,007
                         ==========                ==========                ==========

     The following outlines the significant assumptions used to estimated the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization. There were no options granted in 2002.

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       2001              2000
                                                     ---------        ---------
Risk free rate .................................          4.5%             6.2%
Expected life ..................................     6.7 years        7.3 years
Expected volatility ............................           94%              90%
Expected dividends .............................           --               --
Weighted- average grant-date fair value
   of options granted ..........................     $    1.02        $    2.14

     A detail of the options outstanding and exercisable as of December 31, 2002 is as follows:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -----------------------------------   ------------------------
                                Weighted
                                 Average      Weighted                  Weighted
                                Remaining      Average                   Average
   Range of          Number     Contract      Exercise      Number      Exercise
Exercise Prices   Outstanding     Life         Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 0.68 - $ 2.31       281,000      7.82       $   1.50      140,871     $   1.92
$ 2.44 - $ 2.64       214,834      7.64           2.63      141,539         2.64
$ 2.69 - $ 2.69       292,300      6.52           2.69      225,700         2.69
$ 3.25 - $ 8.00       303,563      5.40           5.30      236,782         5.75
                   ----------     -----       --------    ---------     --------
$ 0.68 - $ 8.00     1,091,697      6.76       $   3.10      744,892     $   3.51
                   ==========     =====       ========    =========     ========

PROFIT SHARING 401(K) PLAN

     The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50 percent of the participant's contributions up to six percent of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's Board of Directors. Participants vest at a rate of 20 percent per year after the first year of service for profit sharing contributions and 20 percent per year after the first two years of service for matching contributions. Participants become 100 percent vested upon death, permanent

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


disability  or  termination  of the Plan.  Benefit  expense  for the years ended
December  31,  2002,   2001  and  2000  was  $79,000,   $255,000  and  $267,000,
respectively.

12.  RELATED PARTY TRANSACTIONS

     Amounts receivable from and payable to related parties are as follows:

                                                              DECEMBER 31,
                                                          2002            2001
                                                        -------         -------
                                                         (Dollars in thousands)
Receivables from related parties:
        Virgin .................................        $ 2,050         $ 7,504
        Vivendi (Note 6) .......................            487           2,437
        Titus ..................................            200             260
        Return allowance .......................           (231)         (4,026)
                                                        -------         -------
        Total ..................................        $ 2,506         $ 6,175
                                                        =======         =======

Payables to related parties:
        Virgin .................................        $ 1,797         $ 5,790
        Vivendi ................................          5,322            --
        Titus ..................................            321           1,308
                                                        -------         -------
        Total ..................................        $ 7,440         $ 7,098
                                                        =======         =======

EVENTS WITH TITUS INTERACTIVE S.A.

     Titus, the Company's largest stockholder, has a majority of the Company's stockholders' voting power, providing Titus with the ability to control the outcome of votes on proposals presented to the Company's stockholders, as well as the ability to elect a majority of the Company's directors. The events relating to Titus' gaining of majority voting power are as follows:

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


     In September 2001, Titus retained Europlay as consultants to assist with the restructuring of the Company. Because the arrangement with Europlay is with Titus and Europlay's services have a direct benefit to the Company, the Company has recorded an expense and a capital contribution by Titus of $75,000 for the year ended December 31, 2001 in accordance with the SEC's Staff Accounting Bulletin No. 79 "Accounting for Expenses and Liabilities Paid by Principal Stockholders." Beginning in October 2001, the Company agreed to reimburse Titus for consulting expense incurred on behalf of the Company. As of December 31, 2001, the Company owed Titus $450,000 as a result of this arrangement. The amounts owed to Europlay by Titus under this arrangement, were paid directly to Europlay with the sale of Shiny in April 2002 (Note 3). The Company has also entered into a commission-based agreement with Europlay where Europlay will assist the Company with strategic transactions, such as debt financing or equity financing, the sale of assets or an acquisition of the Company. Europlay assisted the Company with the sale of Shiny, and as a result, earned a commission based on the sales price of Shiny.

     In March 2003, the Company entered into a note receivable with Titus Software Corp. ("TSC"), a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4.0 million shares of the Company's common stock held by Titus (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004.

     In March 2003, the Company's Board of Directors further authorized an additional $500,000 loan to Titus, with interest at 8 percent per annum and a maturity date in February 2004, on the condition that Titus is able to provide sufficient security that is acceptable to the Board, which shall include, without limitation, a minimum of 9.3 million shares of our common stock held by Titus and (ii) rights in and to Titus' most current video game title releases during 2003 and 2004.

DISTRIBUTION AND PUBLISHING AGREEMENTS

Titus Interactive S.A.

     In connection with the equity investments by Titus (Note 9), the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $22,000, $21,000 and $435,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     During the year ended December 31, 2000, the Company recognized $3 million in licensing revenue under a multi-product license agreement with Titus for the technology underlying one title and the content of three titles for multiple game platforms, extended for a maximum period of twelve years, with variable royalties payable to the Company from five to ten percent, as defined. The Company earned a $3 million non-refundable fully-recoupable advance against royalties upon signing and completing all of its obligations under the agreement.

     Amounts due to Titus at December 31, 2002 consisted primarily of trade payables. Amounts due to Titus at December 31, 2001 include dividends payable of $740,000 and $450,000 for services rendered by Europlay.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


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

     In January 2003, Virgin and the Company entered into a waiver related to the distribution of a video game title in which the Company sold the European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, the Company agreed to pay Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of December 31, 2002 the Company had paid Virgin $220,000 of the $650,000 due under the waiver agreement.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited,, the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed the Company, prior to reserve, approximately $1.8 million at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin's creditors, and Virgin is presently negotiating with its creditors to propose a new CVA. The Company does not know what affect approval of the CVA will have on its ability to collect amounts Virgin owes the Company. If the new CVA is not approved, the Company expects Virgin to cease operations and liquidate, in which event the Company will most likely not receive any amounts presently due to it by Virgin, and will not have a distributor for its products in Europe and the other territories in which Virgin presently distributes its products.

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $0.9 million, $2.3 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company recognized overhead fees of $0.5 million, $1.0 million and zero and certain minimum operating charges to Virgin of zero, $333,000 and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has also entered into a Product Publishing Agreement with Virgin, which provides the Company with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of the April 2001 settlement between Virgin and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, the Company earned $66,000, $36,000 and $63,000 for performing publishing and distribution services on behalf of Virgin for the years ended December 31, 2002, 2001 and 2000, respectively.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $104,000, $104,000 and $101,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


Vivendi Universal Games, Inc.

     In connection with the distribution agreements with Vivendi (Note 6), the Company incurred distribution commission expense of $14.0 million and $2.2
million  for  the  years  ended  December  31,  2002  and  2001,   respectively.
Distribution commission expense in 2002 for titles released under the August 2002 agreement, were inclusive of all marketing, manufacturing and distribution expenditures.

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

     The Company accounted for its investment in VIE in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in VIE for the years ended December 31, 2001 and 2000.

OTHER

     The Company had amounts due from a business controlled by the former Chairman of the Company. Net amounts due, prior to reserves, at December 31, 2000 were $2.5 million. Such amounts at December 31, 2000 are fully reserved. In 2001, the Company wrote off this receivable.

13.  CONCENTRATION OF CREDIT RISK

     As of December 31, 2002, substantially all of the Company's sales were to its distributors Virgin and Vivendi. Virgin and Vivendi each have exclusive rights to distribute the Company's products in substantial portions of the world. As a consequence, the distribution of the Company's products by Virgin and Vivendi will generate a substantial majority of the Company's revenues, and proceeds from Virgin and Vivendi from the distribution of the Company's products will constitute a substantial majority of the Company's operating cash flows. Therefore, the Company's revenues and cash flows could fall significantly and the Company's business and financial results could suffer material harm if:

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

     For the years ended December 31, 2002, 2001 and 2000, Virgin accounted for approximately 11, 22 and 29 percent, respectively, of net revenues in connection with the International Distribution Agreement (Note 12).

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


Vivendi accounted for 71 and 17 percent of net revenues in the year ended December 31, 2002 and 2001, respectively.

14.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                     YEARS ENDED DECEMBER 31,
                   ------------------------------------------------------------
                           2002                2001                2000
                   ------------------   ------------------   ------------------
                    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                   --------   -------   --------   -------   --------   -------
                                       (Dollars in thousands)
North America ..   $ 26,184      60 %   $ 34,998      62 %   $ 53,298      52 %
Europe .........      4,988      11       12,597      22       28,107      28
Rest of World ..        686       2        2,854       5        6,970       7
OEM, royalty and
   licensing ...     12,141      27        5,999      11       13,051      13
                   --------   -------   --------   -------   --------   -------
                   $ 43,999     100 %   $ 56,448     100 %   $101,426     100 %
                   ========   =======   ========   =======   ========   =======

15.  OTHER EXPENSE, NET

     In April 2002, the Company entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby the Company returned the property back to the landlord and was released from any further lease obligations. As a result of this settlement, the Company reduced its amounts accrued for this contractual cash obligation by $0.8 million for the year ended December 31, 2002.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follow:

                                 MAR. 31     JUN. 30      SEPT. 30      DEC. 31
                                --------    ---------    ----------    --------
                                (Dollars in thousands, except per share amounts)
Year ended December 31, 2002:
Net revenues ................   $ 15,375    $  11,842    $    9,677    $  7,105
                                ========    =========    ==========    ========
Gross profit ................   $ 10,898    $   1,240    $    4,002    $  1,153
                                ========    =========    ==========    ========
Net income (loss) ...........   $  1,495    $  20,868    $   (1,847)   $ (5,369)
                                ========    =========    ==========    ========

Net income (loss) per common
   share basic ..............   $   0.03    $    0.22    $    (0.02)   $  (0.06)
                                ========    =========    ==========    ========
Net income (loss) per common
   share diluted ............   $   0.02    $    0.22    $    (0.02)   $  (0.06)
                                ========    =========    ==========    ========

Year ended December 31, 2001:
Net revenues ................   $ 16,813    $  14,302    $    3,825    $ 21,508
                                ========    =========    ==========    ========
Gross profit ................   $  6,328    $   3,309    $   (7,623)   $  8,618
                                ========    =========    ==========    ========
Net loss ....................   $ (8,422)   $ (12,398)   $  (20,648)   $ (4,848)
                                ========    =========    ==========    ========

Net loss per common share
   basic/diluted ............   $  (0.30)   $   (0.34)   $    (0.50)   $  (0.09)
                                ========    =========    ==========    ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002


17.  SUBSEQUENT EVENTS

     In February 2003, the Company has sold all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million, payable in installments. The Company retains the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

18.  ARTHUR ANDERSEN, LLP'S REPORT ON 2000 CONSOLIDATED FINANCIAL STATEMENTS


     On or about August 31, 2002, Arthur Andersen, LLP ("AA") discontinued its public audit practice and AA effectively no longer exists as an operating public accounting firm. Therefore, AA was unable to reissue its audit report on the Company's December 31, 2000 consolidated financial statements. The audit report on such consolidated financial statements included in this filing is only a copy of their previously issued audit report.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                   TRADE RECEIVABLES ALLOWANCE
                                 ---------------------------------------------------------
                                   BALANCE AT     PROVISIONS FOR                BALANCE AT
                                  BEGINNING OF       RETURNS      RETURNS AND     END OF
            PERIOD                   PERIOD       AND DISCOUNTS    DISCOUNTS      PERIOD
            ------                ------------    ------------    ----------    ----------

Year ended December 31, 2000      $      9,161    $     19,016    $  (21,634)   $    6,543
                                  ============    ============    ==========    ==========

Year ended December 31, 2001      $      6,543    $     19,875    $  (18,877)   $    7,541
                                  ============    ============    ==========    ==========

Year ended December 31, 2002      $      7,541    $      2,586    $   (9,041)   $    1,086
                                  ============    ============    ==========    ==========