Form 10-K/A
period 2002-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2003-04-30
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 28, 2002, the aggregate market value of voting common stock held by non-affiliates was $3,056,628, based upon the closing price of the Common Stock on that date.

As of April 25, 2003, 93,849,176 shares of Common Stock of the Registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 1, 2003

         The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (the "Company," "we," "us," or "our") on April 1, 2003 (the "Form 10-K"), as permitted by rules and regulations promulgated by the Securities Exchange Commission. Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

         The following table sets forth certain information regarding our directors and executive officers and certain significant employees, and their ages as of April 28, 2003.

     Directors                   Age      Present Position
     ---------                   ---      ----------------

     Herve Caen                   41      Chairman of the Board of Directors,
                                          Chief Executive Officer and Interim
                                          Chief Financial Officer
     Eric Caen                    37      Director
     Nathan Peck                  78      Director
     Michel Vulpillat             41      Director
     Michel Welter (1) (2)        44      Director
     Maren Stenseth (1) (2)       41      Director
     R. Parker Jones (1)          46      Director
     Phillip G. Adam              49      President
     Gary Dawson                  53      Chief Operating Officer

(1)  Member of the Audit Committee of the Board of Directors.
(2)  Member of the Compensation Committee of the Board of Directors.

Herve Caen and Eric Caen are brothers. There are no other family relationships between any director and/or any executive officer.

BACKGROUND INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     HERVE CAEN joined us as President and a director in November 1999. Mr. Caen was appointed Interim Chief Executive Officer in January 2002 to fill the vacancy created by Brian Fargo's resignation in January 2002, and was appointed Chief Executive Officer later that year. In October 2002, Mr. Caen was appointed Interim Chief Financial Officer to fill the vacancy created by the resignation of our former Chief Financial Officer at that time. Mr. Caen has served as Chairman of our Board of Directors since September 2001. Mr. Caen has served as Chairman of the Board of Directors of Titus Interactive SA, an interactive entertainment software company, since 1991. Mr. Caen also served as Chief Executive Officer of Titus Interactive SA from 1991 to December 31, 2002. Mr. Caen also serves as Managing Director of Titus Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since 1985, 1991 and 1998, respectively. Mr. Caen also serves as Chief Executive Officer of Titus Software Corporation, Chairman of Titus Software UK Limited and Representative Director of Titus Japan KK, which positions he has held since 1988, 1991 and 1998, respectively.

     ERIC CAEN has served as a director since November 1999. Mr. Caen has served as a Director and as President of Titus Interactive SA since 1991. In January 2003, Mr. Caen was appointed Chief Executive Officer of Titus Interactive SA. Mr. Caen also serves as Vice President of Titus Software Corporation, Secretary and Director of Titus Software UK Limited and Director of Titus Japan KK and Digital Integration Limited, which positions he has held since 1988, 1991, 1998 and 1998, respectively. Mr. Caen has also served as Managing Director of Total Fun 2, a French record production company, since 1998. Mr. Caen served as Managing director of Titus SARL from 1988 to 1991.

     NATHAN PECK joined us as interim Chief Administrative Officer in August 2001 and a director in September 2001. Mr. Peck's term as interim Chief Administrative Officer expired on December 31, 2002. Mr. Peck, however, remains on our Board of Directors. Prior to joining us, from November 1998 to August 2001, Mr. Peck served as a director and consultant to Virgin Interactive Entertainment, Limited. Virgin Interactive Entertainment, Limited is a developer, publisher, and distributor of video games in Europe. Mr. Peck also served as a consultant and director of Synthean, Inc., a business software development company, and is currently serving as a consultant for Tag-It Pacific, Inc., a trim distribution company serving the apparel industry.

     MICHEL H. VULPILLAT joined our Board of Directors in September 2001. Mr. Vulpillat is currently the owner of Edge LLC, a consulting company in the fields of international business and business engineering started in 1996. Mr. Vulpillat currently serves on the Board of Directors of Titus Interactive S.A., and has served as Vice President of Special Operations of Titus Interactive since 1998. From 1988 to 1994, Mr. Vulpillat co-founded and served as Chief Executive Officer of Titus Software Corporation. Mr. Vulpillat received a Ph.D in thermodynamics and fluid mechanics from ENSAM, a French University, and received various French Diplomas in business and mechanical engineering.

     MICHEL WELTER joined our Board of Directors in September 2001. Mr. Welter also serves as President of CineGroupe International, a Canadian company, which develops, produces and distributes animated television series and movies. From 1990 to the end of 2000, Mr. Welter served as President of Saban Enterprises where he launched the international merchandising for the hit series "Power Rangers" and was in charge of international business development where he put together numerous co-productions with companies in Europe and Asia.

     MAREN STENSETH joined our Board of Directors in November 2001. Ms. Stenseth, a Certified Public Accountant, has worked in public accounting since 1986, concentrating on business management for the entertainment industry. In December 1999, Ms. Stenseth initiated her practice in Santa Monica, California specializing in income taxation and personal financial planning. From 1997 to 1999, Ms. Stenseth was a Manager of Satriano and Hilton, Certified Public Accountants.

     R. PARKER JONES joined our Board of Directors in December 2001. From June 1990 to the present, Mr. Jones has served as Director of Manulife Financial, the Toronto based financial services company with offices throughout North America. Mr. Jones' responsibilities have been primarily focused on the Los Angeles real estate portfolio. Prior to Manulife, Mr. Jones was Vice President, Marketing at Westgroup, Inc. and Assistant Vice President at Lowe Enterprises (1985-1990), both Los Angeles area real estate development concerns. Mr. Jones received his B.A. in Political Science from the University of California, Los Angeles.

     PHILLIP G. ADAM joined us as Vice President of Sales and Marketing in December 1990, served as our Vice President of Business Development since October 1994, and has served as our President since October 2002. Prior to joining us, from January 1984 to December 1990, Mr. Adam served as President of Spectrum Holobyte, an interactive entertainment software publisher, where he was a co-founder. From May 1990 to May 1996, Mr. Adam served as the Chairman or a member of the Board of Directors of the Software Publishers Association and, during part of such period, as President of the Software Publishers Association. From March 1997 to March 1998 Mr. Adam served as the Chairman of the Public Policy Committee of the Interactive Digital Software Association.

     GARY DAWSON was appointed as our Vice President of Sales and Marketing in November 1999, and has served as our Chief Operating Officer since October 2002. Prior to joining us, from 1996 to November 1999, Mr. Dawson was Senior Vice President, Manufacturing and Production for Chorus Line, an apparel manufacturer. From 1993 to 1996, Mr. Dawson served as Vice President and General Manager, Lee Jeanswear for Lee Apparel, a manufacturer of denim products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2002, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: each of Herve Caen, our Chairman, Chief Executive Officer and Interim Chief Financial Officer, Eric Caen, a Director, and Titus Interactive S.A., our majority stockholder, filed one late Form 4, each reporting late five transactions that occurred in March 2002 and June 2002, respectively; and Michel Welter filed one Form 5, reporting late a transaction that occurred in November 2002 that should have been reported on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation earned during the last three fiscal years ended December 31, 2002, by our Chief Executive Officer and each of our four other most highly compensated executive officers whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer serving at December 31, 2002, received total salary and bonus during 2002 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                   LONG-TERM
                                          ANNUAL COMPENSATION     COMPENSATION
                                          -------------------     ------------
                                                                   SECURITIES
                                                                   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY     BONUS       OPTIONS(#)     COMPENSATION
---------------------------       ----      ------     -----      ------------    ------------
Herve Caen (1)................    2002    $ 250,000      --            --              (2)
  Chairman of the Board of        2001      250,000      --            --               --
  Directors,  Chief  Executive    2000       62,500      --            --               --
  Officer and Interim Chief
  Financial  Officer

Nathan Peck (3)...............    2002    $ 115,800      --            --               --
  Interim Chief Administrative    2001       33,775      --            --               --
  Officer                         2000         --        --            --               --

Phillip Adam..................    2002    $ 168,000      --            --          $  5,331(4)
  President                       2001      168,000      --            --             5,137(4)
                                  2000      168,000      --            --             4,815(4)

Gary Dawson...................    2002    $ 185,000      --            --               --
  Chief Operating Officer         2001      185,000      --            --               --
                                  2000      185,000      --            --               --
----------

(1) Mr. Caen joined us in November 1999 at an annual base salary of $250,000. In March 2003, the Compensation Committee approved an annual base salary increase from $250,000 to $360,000, retroactive from December 1, 2002. The Compensation Committee also approved additional annual compensation of $100,000 to be paid to Mr. Caen for services as our interim Chief Financial Officer, retroactive from October 4, 2002. Mr. Caen waived payment of his salary from November 1999 through October 2000.
(2) Mr. Caen received 1,000 shares of our Common Stock pursuant to a non-discretionary grant made under the terms of our Employee Stock Purchase Program.

(3) Mr. Peck joined us as interim Chief Administrative Officer in August 2001 at an annual base salary of $115,800. His pro-rated annual base salary for fiscal 2001 was $33,775. Mr. Peck was later appointed as a director in September 2001. Mr. Peck resigned as interim Chief Administrative Officer effective December 31, 2002 but remains a Director.
(4) Mr. Adam's other compensation consists of matching payments made under our 401(k) plan. STOCK OPTION GRANTS IN FISCAL 2002

         There were no stock options granted to the Named Executive Officers during the year ended December 31, 2002.

                           AGGREGATE OPTION EXERCISES
                         AND 2002 YEAR-END OPTION VALUES

         There were no exercises of stock options during the year ended December 31, 2002 for any of the Named Executive Officers.

                                                 NUMBER OF
                                                SECURITIES        VALUE OF
                                                UNDERLYING      UNEXERCISED
                                                UNEXERCISED     IN-THE-MONEY
                                                  OPTIONS        OPTIONS AT
                                                AT YEAR-END       YEAR-END
                SHARES ACQUIRED     VALUE      (EXERCISABLE/   (EXERCISABLE/
NAME              ON EXERCISE      REALIZED    UNEXERCISABLE)  UNEXERCISABLE)(1)
----              -----------      --------    --------------  -----------------

Herve Caen            --              --             --               --
Nathan Peck           --              --             --               --
Phillip Adam          --              --        8,000/2,000          $0/$0
Gary Dawson           --              --       81,667/3,333           --

----------
(1) Represents an amount equal to the difference between the closing sale price for our common stock ($0.06) on the Over-The-Counter Bulletin Board on December 31, 2002, and the option exercise price, multiplied by the number of unexercised in-the-money options. None of the options held by the Named Executive Officers were in-the-money at year-end.

DIRECTOR COMPENSATION.

         We pay our non-employee directors cash compensation of $5,000 per quarter for attendance at Board of Directors and committee meetings.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as our Chairman of the Board of Directors, Chief Executive Officer and Interim Chief Financial Officer. The employment agreement provides for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by us from time to time. Mr. Caen waived payment of his salary from November 1999 through October 2000. In March 2003, the Compensation Committee approved an annual base salary increase from $250,000 to $360,000, retroactive from December 1, 2002. Because the term of his current agreement has expired, Mr. Caen is negotiating a new agreement with the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Compensation Committee currently consists of Michel Welter and Maren Stenseth. From September 2001 through July 2002, Mr. Vulpillat served on the Compensation Committee. Mr. Vulpillat currently serves as a member of the board of directors of Titus Interactive S.A., a company for which Mr. Herve Caen was Chief Executive Officer, and served in such capacity during fiscal 2002. During 2002, decisions regarding executive compensation were made by the

Compensation Committee. None of the 2002 members of the Compensation Committee nor any of our 2002 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 25, 2003, unless otherwise indicated, certain information relating to the ownership of our Common Stock by
(i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 16815 Von Karman Avenue, Irvine, California 92606, unless otherwise set forth below such person's name.


                                             Number of Shares
                                              Of Common Stock
Name and Address                           Beneficially Owned(1)      Percent(2)
----------------                           ---------------------      ----------

DIRECTORS:
Herve Caen.............................       67,450,021 (3)(4)          71.9%
Eric Caen..............................       67,449,021 (3)             71.9%
Michel Welter..........................           48,333 (5)               *
Nathan Peck............................                0                   --
Michel Vulpillat.......................           54,833 (6)               *
Maren Stenseth.........................            8,333 (7)               *
R. Parker Jones........................            8,333 (8)               *

NON-DIRECTOR NAMED EXECUTIVE OFFICERS:
Phillip Adam                                     206,779 (9)               *
Gary Dawson                                       81,667 (10)              --

5% HOLDERS:
Titus Interactive SA...................       67,449,021 (3)             71.9%
     Parc de l'Esplanade
     12, rue Enrico Fermi
     St-Thibault-des-Vignes
     77462 Lagny-sur-Marne Cedex
     France
Universal Studios, Inc.................        4,658,216                  5.0%
     100 Universal City Plaza
     Universal City, CA  91608

Directors and Executive Officers as a
     Group (9 persons).................       67,768,632 (11)            72.2%

----------
     * Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 25, 2003, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information as to shares beneficially owned has been individually furnished by the respective directors, Named Executive Officers, and other stockholders, or taken from documents filed with the SEC.
(2) Based on 93,849,176 shares of common stock outstanding as of April 25, 2003.
(3) Includes 460,298 shares subject to warrants exercisable within 60 days of April 25, 2003. Messrs. Herve Caen and Eric Caen are officers, directors and principal shareholders of Titus Interactive SA. In such capacities Messrs. Herve Caen and Eric Caen may be deemed to beneficially own shares of common stock beneficially held by Titus, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares.

(4) Includes 1,000 shares of our Common Stock issued to Mr. Caen in 2002 pursuant to a non-discretionary grant made under the terms of our Employee Stock Purchase Program.
(5) Includes 8,333 shares subject to stock options exercisable within 60 days of April 25, 2003.
(6) Includes 8,333 shares subject to stock options exercisable within 60 days of April 25, 2003. Mr. Vulpillat is currently a director of Titus and owns less than 0.1% of the outstanding capital stock of Titus. Mr. Vulpillat disclaims beneficial ownership of our shares held by Titus.
(7) Includes 8,333 shares subject to stock options exercisable within 60 days of April 25, 2003.
(8) Includes 8,333 shares subject to stock options exercisable within 60 days of April 25, 2003.
(9) Includes 8,000 shares subject to stock options exercisable within 60 days of April 25, 2003.
(10) Includes 81,667 shares subject to stock options exercisable within 60 days of April 25, 2003.
(11) Includes 460,298 shares subject to warrants, and 33,332 shares subject to options, exercisable within 60 days of April 25, 2003.


EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002.


      Plan Category         Number of securities to     Weighted-average        Number of securities
                            be issued upon exercise    exercise price of       remaining available for
                            of outstanding options,   outstanding options,  future issuance under equity
                              warrants and rights     warrants and rights        compensation plans
                                                                                (excluding securities
                                                                              reflected in column (a))
--------------------------------------------------------------------------------------------------------
                                      (a)                     (b)                        (c)
Equity compensation plans          1,091,697                  3.10                    8,107,275
  approved by security
  holders

Equity compensation plans              -                       -                          -
  not approved by
  security holders
                           -----------------------------------------------------------------------------
Total                              1,091,697                  3.10                    8,107,275
                           =============================================================================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our operations involve significant transactions with Titus Interactive S.A., our majority stockholder ("Titus"), Virgin Interactive Entertainment Limited, a wholly-owned subsidiary of Titus ("Virgin"), and Vivendi Universal Games, Inc. ("Vivendi"), an owner of 5 percent of our common stock (through its ownership of Universal Studios, Inc.). In addition, we obtained financing from our former Chairman.

TRANSACTIONS WITH TITUS INTERACTIVE S.A.

         We perform distribution services on behalf of Titus for a fee, whereby we distribute certain titles throughout North America and Australia. In connection with such distribution services, we recognized fee income of $22,000 for the year ended December 31, 2002.

         In March 2002, Titus converted its remaining 383,354 shares of Series A preferred stock into approximately 47.5 million shares of our common stock. Titus now owns approximately 67 million shares of common stock, which represents approximately 71.9 percent of our outstanding common stock, our only voting security, as of April 25, 2003.

         Also in March 2002, we entered into a distribution agreement with Titus pursuant to which we granted to Titus the exclusive right to distribute one of our products for the Sony Playstation console in North America, South America and Central America in exchange for a minimum guarantee of $100,000 for the first 71,942 units of the product sold, plus $.69 per unit on any product sold above the 71,942 units.

         In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG:
Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We continue to negotiate with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, we and Titus would terminate any executory obligations relating to the original sale, including our obligation to pay Titus up to $2 million if Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and we would obtain all or a portion of any rights or benefits Titus may have negotiated during the time it has been exploiting these assets. As Titus is our majority stockholder and the probability of the agreement being terminated, we have offset the related note receivable in the amount of $3.5 million against the deferred revenue in the amount of $3.5 million.

         As of December 31, 2002, Titus owed us $200,000, and we owed Titus $321,000. Amounts due to Titus at December 31, 2002 consisted primarily of trade payables.

         In March 2003, we entered into a note receivable with Titus Software Corp., or "TSC", a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus, (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004.

         In April 2003, we paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by us, $448,000 in connection with prior services provided by Europlay to us.

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

         In connection with the International Distribution Agreement, we incurred distribution commission expense of $0.9 million for the year ended December 31, 2002. In addition, we recognized overhead fees of $0.5 million for the year ended December 31, 2002.

         We have also entered into a Product Publishing Agreement with Virgin, which provides us with an exclusive license to publish and distribute substantially all of Virgin's products within North America, Latin America and South America for a royalty based on net sales. As part of the terms of an April 2001 settlement between Virgin and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Virgin. In connection with the Product Publishing Agreement with Virgin, we earned $66,000 for performing publishing and distribution services on behalf of Virgin for the year ended December 31, 2002.

         In  connection  with  the  International   Distribution  Agreement,  we
sublease office space from Virgin in the United Kingdom. Rent expense paid to Virgin was $104,000 for the year ended December 31, 2002.

         In June 1997, we entered into a Development and Publishing Agreement with Confounding Factor in which we agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, we entered into a Term Sheet with Virgin, pursuant to which Virgin assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Virgin acquired exclusive rights to ship the game in certain territories. Virgin paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. Subsequently, Virgin proposed that Interplay refund the $511,000 to Virgin and void the Term Sheet (except with respect to Virgin's rights to publish Galleon in Japan), which the independent Committee of our Board of Directors rejected. While reserving our rights vis-a-vis Virgin, we then resumed making payments to Confounding Factor to protect our interests in "Galleon." We are currently negotiating a settlement with Virgin regarding "Galleon" publishing rights.

         In January 2003, we and Virgin entered into a waiver related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, we agreed to pay Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of December 31, 2002 the Company had paid Virgin $220,000 of the $650,000 due under the waiver agreement. We paid the remaining balance of $430,000 in January 2003.

         In February 2003, Virgin Interactive Entertainment (Europe) Limited ("Virgin Europe"), the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million under our International Distribution Agreement at December 31, 2002. As of March 28, 2003, the CVA was rejected by Virgin Europe's creditors, and Virgin Europe is presently negotiating with its creditors to propose a new CVA. We do not know what affect approval of the CVA will have on our ability to collect amounts Virgin owes us. If the new CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

         In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Virgin Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Virgin owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement.

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

         In February 2003, the Company sold to Vivendi all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million, payable in installments. The Company retains the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 30th day of April 2003.

                          INTERPLAY ENTERTAINMENT CORP.


                                               /s/ Herve Caen
                                       By:_________________________________
                                               Herve Caen
                                               Its:  Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Interplay Entertainment Corp.;

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

Date:    April 30, 2003

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

I, Herve Caen, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Interplay Entertainment Corp.;

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

Date:    April 30, 2003

                                 /s/ Herve Caen
                                 -------------------------------
                                 Herve Caen
                                 Interim Chief Financial Officer