Form 10-Q
period 2003-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2003-05-20
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                      Issued and Outstanding at April 10, 2003
             -----                      ----------------------------------------

Common Stock, $0.001 par value                         93,849,176

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2003

                                TABLE OF CONTENTS
                                 --------------




                                                                     Page Number
                                                                     -----------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2003 (unaudited) and December 31, 2002               3

              Condensed Consolidated Statements of Operations
              for the Three Months ended March 31, 2003 and
              2002 (unaudited)                                               4

              Condensed Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2003 and 2002
              (unaudited)                                                    5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                   21

Item 4.       Controls and Procedures                                       22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             22

Item 6.       Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         2003            2002
                                                       ---------      ---------
                                                      (Unaudited)
                     ASSETS
Current Assets:
     Cash ........................................     $   1,027      $     134
     Trade receivables from related parties,
         net of allowances of $981 and $231,
         respectively ............................         9,254          2,506
     Trade receivables, net of allowances
         of $1,110 and $855, respectively ........            29            170
     Inventories .................................           871          2,029
     Prepaid licenses and royalties ..............         1,525          5,129
     Other current assets ........................           989          1,200
                                                       ---------      ---------
         Total current assets ....................        13,695         11,168

Property and equipment, net ......................         2,872          3,130
                                                       ---------      ---------
                                                       $  16,567      $  14,298
                                                       =========      =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current debt ................................     $   2,112      $   2,082
     Accounts payable ............................         9,026          9,241
     Accrued royalties ...........................         4,487          4,775
     Other accrued liabilities ...................          --            1,039
     Advances from distributors and others .......           111            101
     Advances from related parties ...............         4,652          3,550
     Payables to related parties .................         4,530          7,440
                                                       ---------      ---------
          Total current liabilities ..............        24,918         28,228

Commitments and contingencies

Stockholders' Deficit:
     Common stock ................................            94             94
     Paid-in capital .............................       121,639        121,637
     Accumulated deficit .........................      (130,217)      (135,793)
     Accumulated other comprehensive income ......           133            132
                                                       ---------      ---------
          Total stockholders' deficit ............        (8,351)       (13,930)
                                                       ---------      ---------
                                                       $  16,567      $  14,298
                                                       =========      =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
                                                       (In thousands, except per
                                                              share amounts)

Net revenues .......................................     $    571      $  9,207
Net revenues from related party distributors .......       18,191         6,168
                                                         --------      --------
   Total net revenues ..............................       18,762        15,375
Cost of goods sold .................................        6,985         4,477
                                                         --------      --------
   Gross profit ....................................       11,777        10,898

Operating expenses:
   Marketing and sales .............................          121         1,654
   General and administrative ......................        2,362         3,016
   Product development .............................        3,678         4,698
                                                         --------      --------
      Total operating expenses .....................        6,161         9,368
                                                         --------      --------
Operating income ...................................        5,616         1,530

Other income (expense):
   Interest expense ................................          (51)         (942)
   Other ...........................................           11           907
                                                         --------      --------
Net income .........................................     $  5,576      $  1,495
                                                         --------      --------

Cumulative dividend on participating
   preferred stock .................................     $   --        $    133
                                                         --------      --------

Net income available to common stockholders ........     $  5,576      $  1,362
                                                         ========      ========

Net income per common share:
   Basic ...........................................     $   0.06      $   0.03
                                                         ========      ========
   Diluted .........................................     $   0.06      $   0.02
                                                         ========      ========

Shares used in calculating net income per
   common share:
   Basic ...........................................       93,849        54,438
                                                         ========      ========
   Diluted .........................................       93,849        54,503
                                                         ========      ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                              2003        2002
                                                            -------     -------
                                                               (In thousands)
Cash flows from operating activities:
   Net income ..........................................    $ 5,576     $ 1,495
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Depreciation and amortization ....................        350         463
      Non-cash interest expense ........................         30          74
      Write-off of prepaid licenses and royalties ......      1,779        --
      Other ............................................          1          17
      Changes in operating assets and liabilities:
         Trade receivables from related parties ........     (6,748)      4,189
         Trade receivables, net ........................        141        (133)
         Inventories ...................................      1,158          75
         Prepaid licenses and royalties ................      1,825        (158)
         Other current assets ..........................        211         487
         Accounts payable ..............................       (215)      1,806
         Accrued royalties .............................       (288)     (1,836)
         Other accrued liabilities .....................     (1,039)       (362)
         Payables to related parties ...................     (2,910)        437
         Additions to restricted cash ..................       --          --
         Advances ......................................      1,112      (6,067)
                                                            -------     -------
            Net cash provided by operating
               activities ..............................        983         487
                                                            -------     -------

Cash flows from investing activities:
   Purchase of property and equipment ..................        (92)        (81)
                                                            -------     -------
            Net cash used in investing activities ......        (92)        (81)
                                                            -------     -------

Cash flows from financing activities:
   Net payment on line of credit .......................       --          (550)
   Net proceeds from issuance of common stock ..........          2        --
   Proceeds from exercise of stock options .............       --            86
                                                            -------     -------
            Net cash provided by (used in)
               financing activities ....................          2        (464)
                                                            -------     -------
      Net increase (decrease) in cash ..................        893         (58)
Cash, beginning of period ..............................        134         119
                                                            -------     -------
Cash, end of period ....................................    $ 1,027     $    61
                                                            =======     =======

Supplemental cash flow information:
    Cash paid for:
            Interest ...................................    $    20     $   106


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. and its subsidiaries (the "Company") reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

     The Company has historically incurred substantial operating losses and at March 31, 2003, had a stockholders' deficit of $8.4 million and a working capital deficit of $11.2 million. The Company has historically funded its operations primarily from operations, through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard the Company completed the sale of the Hunter franchise in February 2003, for $15.0 million. Additionally, in August 2002, the Company's Board of Directors established a Special Committee comprised of directors that are independent of the Company's largest stockholder, Titus Interactive S.A. ("Titus"), to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the Company.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's consolidated financial statements to conform to classifications used in the current period.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition." With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors, Vivendi, which owns approximately 5 percent of the outstanding shares of the Company's common stock, and Virgin Interactive Entertainment Limited ("Virgin"), a subsidiary of Titus, the Company's largest stockholder.

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

     Customer support provided by the Company is limited to telephone and Internet support. These costs are not significant and are charged to expense as incurred.

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist.

     The Emerging Issues Task Force ("EITF") issued EITF 01-09 in November 2001. The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buydowns and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement did not result in a material reduction of net sales for the three months ended March 31, 2003 and 2002, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

STOCK-BASED COMPENSATION

     At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended March 31, 2003 and 2002, respectively. The following table

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                -------------------------------
                                                    2003               2002
                                                ------------       ------------
                                                 (Dollars in thousands, except
                                                      per share amounts)
Net income available to common
   stockholders, as reported .............      $      5,576       $      1,362
Pro forma compensation expense ...........               (31)               (58)
                                                ------------       ------------
Pro forma net income available to
   common stockholders ...................      $      5,545       $      1,304
                                                ============       ============
Earnings per share, as reported
   Basic .................................      $       0.06       $       0.03
   Diluted ...............................      $       0.06       $       0.02

Earnings per share, pro forma
   Basic .................................      $       0.06       $       0.02
   Diluted ...............................      $       0.06       $       0.02


RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-K, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:
                                              MARCH 31,             DECEMBER 31,
                                                2003                    2002
                                             -----------             -----------
                                                   (Dollars in thousands)

              Packaged software              $       871             $     2,029
                                             ===========             ===========

NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2003          2002
                                                        ------        ------
                                                       (Dollars in thousands)

Prepaid royalties for titles in
   development .............................            $1,470        $4,644
Prepaid royalties for shipped titles,
   net of amortization .....................              --             431
Prepaid licenses and trademarks,
   net of amortization .....................                55            54
                                                        ------        ------
                                                        $1,525        $5,129
                                                        ======        ======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $5.4 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively, and included amounts amortized in connection with the sale of the Company's Hunter franchise to Vivendi (Note 7). Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $1.8 million and zero for the three months ended March 31, 2003 and 2002, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           2003         2002
                                                          ------       ------
                                                         (Dollars in thousands)
Advances for other distribution rights .........          $  111       $  101
                                                          ======       ======

Net advance from Vivendi distribution agreements          $4,652       $3,550
                                                          ======       ======

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company has provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, the Company will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. The Company is in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus would terminate any executory obligations including, without limitation, the Company's obligation to pay Titus up to a $2 million guarantee in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003. Due to the likelihood of consummating the repurchase agreement, the accompanying condensed consolidated financial statements as of March 31, 2003 have been prepared to reflect as if the repurchase has occurred on March 31, 2003.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     On November 25, 2002, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund (collectively, "Special Situations") filed a summons and motion for summary judgment in lieu of complaint against the Company. Special Situations sought summary judgment in the amount of $1,300,000 (later amended to $1,381,250) because shares of stock they purchased were not registered for more than thirteen months after the date contemplated for registration in the Common Stock Subscription Agreement ("Subscription Agreement") entered into between Special Situations and the Company. The Company opposed the motion and, by Order filed May 1, 2003, the Court denied Special Situation's motion in its entirety and ordered Special Situations to serve a complaint. On May 6, 2003, Special Situations served a three count complaint, asserting that (i) the Company breached the Subscription Agreement by failing

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


timely to register the shares Special Situations purchased and so are due $1,381,250, (ii) there is a "book account stated" between the parties in that amount, and (iii) Special Situations are entitled to their attorneys fees. The Company's answer is not yet due, but it intends vigorously to defend the action.

NOTE 6.  NET EARNINGS PER SHARE

     Basic earnings per share is computed as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2003            2002
                                                         -------         -------
                                                          (In thousands, except
                                                            per share amounts)
Net income (loss) available to common
   stockholders ................................         $ 5,576         $ 1,495
                                                         -------         -------
Shares used to compute net income
   (loss) per share:
   Weighted-average common shares ..............          93,849          54,438
   Dilutive stock equivalents ..................            --                65
                                                         -------         -------
   Dilutive potential common shares ............          93,849          54,503
                                                         =======         =======
Net income per share:
   Basic .......................................         $  0.06         $  0.03
   Diluted .....................................         $  0.06         $  0.02
                                                         -------         -------


     There were options and warrants outstanding to purchase 10,415,352 and 13,126,865 shares of common stock at March 31, 2003 and 2002, respectively, which were excluded from the earnings per share computation for the three months ended March 31, 2003 and 2002, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at March 31, 2003 and 2002 was $1.93 and $2.16, respectively.

NOTE 7.  RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                                     MARCH 31,      DECEMBER 31,
                                                       2003              2002
                                                      -------           -------
                                                         (Dollars in thousands)
Receivables from related parties:
       Virgin ..............................          $ 1,323           $ 2,050
       Vivendi .............................            8,471               487
       Titus ...............................              441               200
       Return allowance ....................             (981)             (231)
                                                      -------           -------
       Total ...............................          $ 9,254           $ 2,506
                                                      =======           =======

Payables to related parties:
       Virgin ..............................          $   357           $ 1,797
       Vivendi .............................            3,993             5,322
       Titus ...............................              180               321
                                                      -------           -------
       Total ...............................          $ 4,530           $ 7,440
                                                      =======           =======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE S.A.

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $5,000 and zero for the three months ended March 31, 2003 and 2002, respectively.

     Amounts due to Titus at March 31, 2003 and December 31, 2002 consisted primarily of trade payables.

     In March 2003, the Company's board of directors approved a loan to Titus Software Corp. ("TSC"), a subsidiary of Titus, subject to certain conditions. Following such approval, the Company entered into a note receivable with TSC for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus, (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004. In May 2003, the note receivable was rescinded by the Company's board of directors and it demanded repayment of the 226,000 by TSC.

     In April 2003, the Company paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by the Company, $448,000 in connection with prior services provided by Europlay to the Company.

     In May 2003, pursuant to the instructions of the Company's Chief Executive Officer, the Company paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. The Chief Executive Officer claimed that the $60,000 in legal fees was owed to him personally by the Company in accordance with an indemnification agreement with the Company because it had delayed consummation of a $500,000 loan to Titus, which such $500,000 loan to Titus had subsequently been rescinded by the Company's board of directors. The Company's management is in the process of investigating details of the transaction, including independent counsel review, in order to properly record the transaction in the second quarter of 2003.


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

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $48,000 and $300,000 for the three months ended March 31, 2003 and 2001, respectively. In addition, the Company recognized overhead fees of zero dollars and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

     Under a Product Publishing Agreement with Virgin, as amended, the Company has an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. In connection with the Product Publishing Agreement with Virgin, the Company did not perform any publishing and distribution services on behalf of Virgin for the three months ended March 31, 2003 and 2002, respectively.

     In connection with the International Distribution Agreement, the Company subleases office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended March 31, 2003 and 2002, respectively.

     In June 1997, the Company entered into a Development and Publishing Agreement with Confounding Factor in which it agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, the Company entered into a Term Sheet with Virgin, pursuant to which Virgin assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Virgin acquired exclusive rights to ship the game in certain territories. Virgin paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. Subsequently, Virgin proposed that the

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2003


Company refund the $511,000 to Virgin and void the Term Sheet (except with respect to Virgin's rights to publish Galleon in Japan), which the Independent Committee of the Company's Board of Directors rejected. While reserving its rights vis-a-vis Virgin, the Company then resumed making payments to Confounding Factor to protect its interests in "Galleon." The Company is currently negotiating a settlement with Virgin regarding "Galleon" publishing rights.

     In January 2003, the Company entered into a waiver with Virgin related to the distribution of a video game title in which it sold its European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, the Company agreed to pay Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited ("Virgin Europe"), the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed the Company approximately $1.8 million under the International Distribution Agreement at December 31, 2002. Virgin Europe's creditors rejected the CVA. On May 9, 2003, the Company received a new proposed CVA filed by Virgin to be voted on for approval by Virgin's creditors on May 19, 2003. The Company voted in favor of the proposed CVA. On May 19, 2003, Virgin's creditors approved the CVA. Virgin Europe submitted a new proposed CVA to be voted on for approval by Virgin Europe's creditors. The Company does not know what effect approval or disapproval of the Virgin Europe CVA will have on its ability to collect amounts Virgin owes it. If the new Virgin Europe CVA is not approved, the Company expects Virgin to cease operations and liquidate, in which event it will most likely not receive any amounts presently due it by Virgin, and will not have a distributor for its products in Europe and the other territories in which Virgin presently distributes its products.

     In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Virgin Europe to protect the validity of certain of its license rights and to avoid potential third-party liability from various licensors of its products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Virgin owes the Company approximately $400,000 pursuant to the indemnification provisions of the International Distribution Agreement.

VIVENDI UNIVERSAL GAMES, INC.

     In February 2003, the Company has sold to Vivendi, all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million, payable in installments. At March 2003, Vivendi owed the Company $8.0 million in connection with this sale. The Company retains the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

     In connection with the distribution agreements with Vivendi, the Company incurred distribution commission expense of $1.3 million and $0.9 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                         THREE MONTHS ENDED MARCH 31,
                               ------------------------------------------------
                                         2003                      2002
                               -----------------------   ----------------------
                                  AMOUNT      PERCENT      AMOUNT      PERCENT
                               -----------   ---------   ----------   ---------
                                               (Dollars in thousands)
North America                  $    1,879          10%   $   4,502          29%
Europe                              1,620           9%       1,403           9%
Rest of World                          87            -          11            -
OEM, royalty and licensing         15,176          81%       9,459          62%
                               -----------   ---------   ----------   ---------
                               $    18,762        100%   $   15,375        100%
                               ===========   =========   ==========   =========

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF   FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Commencing in August 2001, substantially all of our sales are made by two related party distributors, Vivendi Universal Games, Inc. and Virgin Interactive Entertainment Ltd.. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

     We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange product and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying condensed consolidated financial statements.

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

SOFTWARE DEVELOPMENT COSTS

     Our internal research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all of the product development is complete. As a result, we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                   --------------------------------------------
                                          2003                    2002
                                   --------------------    --------------------
                                               % OF NET                % OF NET
                                    AMOUNT     REVENUES     AMOUNT     REVENUES
                                   --------    --------    --------    --------
                                              (Dollars in thousands)
Net revenues ...................   $ 18,762         100%   $ 15,375         100%
Cost of goods sold .............      6,985          37%      4,477          29%
                                   --------    --------    --------    --------
     Gross profit ..............     11,777          63%     10,898          71%
                                   --------    --------    --------    --------

Operating expenses:
     Marketing and sales .......        121           1%      1,654          11%
     General and administrative       2,362          13%      3,016          20%
     Product development .......      3,678          20%      4,698          30%
                                   --------    --------    --------    --------
     Total operating expenses ..      6,161          34%      9,368          61%
                                   --------    --------    --------    --------
Operating income ...............      5,616          29%      1,530          10%
Other expense ..................        (40)          0%        (35)          0%
                                   --------    --------    --------    --------
Net income .....................   $  5,576          29%   $  1,495          10%
                                   ========    ========    ========    ========

Net revenues by geographic
region:
     North America .............   $  1,879          10%   $  4,502          29%
     International .............      1,707           9%      1,414           9%
     OEM, royalty and licensing      15,176          81%      9,459          62%

Net revenues by platform:
     Personal computer .........   $    648           3%   $  4,200          27%
     Video game console ........      2,938          16%      1,716          11%
     OEM, royalty and licensing      15,176          81%      9,459          62%



NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the three months ended March 31, 2003 were $18.8 million, an increase of 22 percent compared to the same period in 2002. This increase resulted from a 21 percent increase in International net revenues and a 60 percent increase in OEM, royalties and licensing revenues offset by a 58 percent decrease in North American net revenues.

     North American net revenues for the three months ended March 31, 2003 were $1.9 million. The decrease in North American net revenues in 2003 was mainly due to a 76 percent decrease in back catalog sales compared to 2002 offset by delivering one gold master to one title in 2003 compared to releasing zero titles in 2002, resulting in a decrease in North American sales of $3.8 million and a decrease in product returns and price concessions of $1.2 million as compared to the 2002 period. Our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives. Furthermore, we have lost the rights to certain titles that were a part of our back catalog and have not obtained new titles to replaces those titles. The decrease in product returns and price concessions in 2003 as compared to 2002 is due to the terms of the new distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     We expect that our North American publishing net revenues will decrease in fiscal 2003 compared to fiscal 2002, mainly due to decreased unit sales and releasing all new titles under the terms of the August 2002 distribution agreement with Vivendi.

     International net revenues for the three months ended March 31, 2003 were $1.7 million. The increase in International net revenues for the three months ended March 31, 2003 was mainly due to releasing three gold masters to three titles to Vivendi under a one-time distribution agreement for the three titles in Europe with terms similar to the distribution arrangement in North America. Virgin remains our main distributor in Europe and will distribute our future releases in Europe under the terms of the International Distribution Agreement, as amended. The increase in International net revenues was offset by a 75 percent reduction in back catalog sales. Our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives. Furthermore, our titles distributed by Virgin had lower sales due to Virgin's financial difficulties, which resulted in Virgin filing a Company Voluntary Arrangement or CVA, a process of reorganization in the United Kingdom. Overall, we had a $0.1 million decrease in revenue offset by a decrease in product returns and price concessions of $0.4 million compared to the 2002 period.

     We expect that our International publishing net revenues will increase in fiscal 2003 as compared to fiscal 2002, mainly due to increased unit sales. However, if Virgin is not able to reorganize and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our European sales.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2003 were $15.2 million, an increase of $5.7 million as compared to the same period in 2002. OEM net revenues decreased by $1.2 million as compared to the 2002 period and licensing net revenues increased by $6.9 million as compared to the 2002 period. The decrease in OEM net revenues is a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products. The three months ended March 31, 2003 also included revenue related to the sale of all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube. Our 2002 licensing net revenues included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the nine months ended September 30, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee.

     We expect that OEM, royalty and licensing net revenues in fiscal 2003 will increase compared to fiscal 2002 as a result of recording the $15 million in revenue resulting from the sale of the Hunter video game franchise in February 2003.

PLATFORM NET REVENUES

     PC net revenues for the three months ended March 31, 2003 were $0.6 million, a decrease of 85 percent compared to the same period in 2002. The decrease in PC net revenues in 2003 was primarily due to lower back catalog sales. Video game console net revenues were $2.9 million, an increase of 71 percent for the three months ended March 31, 2003 compared to the same period in 2002, due to delivering the gold master for one title, Run Like Hell (Xbox), to Vivendi, as well as continued sales of previously released console titles in 2003 as compared zero titles in 2002.

     We expect our PC net revenues to decrease in fiscal 2003 as compared to fiscal 2002 as we expect to release one new title during the rest of 2003 as we continue to focus more on console products. We anticipate releasing four to five new console titles during the rest of 2003 and accordingly, expect net revenues to increase in fiscal 2003.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our cost of goods sold increased 56 percent to $7.0 million in the three months ended March 31, 2003 compared to the same period in 2002. The increase was due to higher amortization of prepaid royalties on externally developed products in the three months ended March 31, 2003 as compared to the 2002 period. Specifically, we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the Hunter video game franchise and $1.8 million in write-offs of development projects that were impaired because these titles were not expected to meet our desired profit requirements. The increase in cost of goods sold was offset by a decrease in manufacturing costs due to lower unit sales and our new distribution agreement with Vivendi, where the only cost of goods element we incur is royalty expense. Under this new agreement, Vivendi pays us a lower per unit rate and in return is responsible for all manufacturing, marketing and distribution expenditures. Our gross margin decreased to 63 percent for the 2003 period from 71 percent in the 2002 period. This was primarily due to the 2003 period having write-offs of prepaid royalties on externally developed products compared to none in the 2002 period. In addition, we incurred lower cost of goods in the 2003 period as the only cost of goods we incur under the new North American distribution agreement with Vivendi are expenses related to royalties due to third parties offset by higher royalty expense associated with our licensing net revenues.

     We expect our gross profit margin and gross profit to increase in fiscal 2003 as compared to fiscal 2002 due to lower cost of goods in fiscal 2003 resulting from our new North American distribution agreement with Vivendi, and the absence in fiscal 2003 of significant, unusual product returns and price concessions and additional write-offs of prepaid royalties.

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2003 were $0.1 million, a 93 percent decrease as compared to the 2002 period. The decrease in marketing and sales expenses is due to a $0.5 million reduction in advertising and retail marketing support expenditures due to releasing one title in the 2003 period under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures, and a $0.8 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses also reflected a $0.2 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin.

     We expect our marketing and sales expenses to decrease in fiscal 2003 compared to fiscal 2002, due to lower personnel costs from our reduced headcount, a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement and releasing titles under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures.

 GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2003 were $2.4 million, a 22 percent decrease as compared to the same period in 2002. The decrease is due to a $0.7 million decrease in personnel costs and general expenses.

     We expect our general and administrative expenses to remain relatively constant in fiscal 2003 compared to fiscal 2002.

PRODUCT DEVELOPMENT

     Product development expenses for the three months ended March 31, 2003 were $3.7 million, a 22 percent decrease as compared to the same period in 2002. This decrease is due to a $1.0 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

     We expect our product development expenses to remain relatively constant in fiscal 2003 compared to fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date primarily through the use of borrowings, royalty and distribution fee advances, cash generated by the private sale of securities, proceeds of the initial public offering, the sale of assets and from results of operations.

     As of March 31, 2003, we had a working capital deficit of $11.2 million, and our cash balance was approximately $1.0 million. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2003. Consequently, we expect that we will need to substantially reduce our working capital needs and/or raise additional financing. Along these lines, we have entered into a new distribution agreement with Vivendi, which accelerates cash collections through non-refundable minimum guarantees. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or
(iv) continue operations, but incur material harm to our business, operations or financial conditions.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $1.0 million during the three months ended March 31, 2003, primarily attributable to reductions of inventory and prepaid royalties and advances received from Vivendi. These cash proceeds from operating activities were partially offset by increases in receivables from related parties and an increase in payables to related parties.

     Net cash used by financing activities was $2,000 for the three months ended March 31, 2003. Cash used in investing activities of $0.1 million for the three months ended March 31, 2003 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                Less Than     1 - 3       After
                                       Total      1 Year      Years      3 Years
                                      ------      ------      ------      ------
                                                    (In thousands)
Contractual cash obligations -
   Non-cancelable operating
   lease obligations ...........      $4,869      $1,423      $3,064      $  382
                                      ======      ======      ======      ======


     Our main source of capital is from the release of new titles. Historically, we have had some delays in the release of new titles and we anticipate that we may continue to incur delays in the release of future titles. These delays can have a negative impact on our short-term liquidity, but should not affect our overall liquidity.

     To reduce our working capital needs, we have implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back of certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results and further expense reductions, some of which may have a long-term adverse impact on our ability to generate successful future business activities. In addition, we continue to seek external sources of funding, including but not limited to, a sale or merger of the company, a private placement of our capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives. In this regard, we completed the sale of the Hunter franchise in February 2003, for $15.0 million. Additionally, in August 2002, our Board of Directors established a Special Committee comprised of directors that are independent of our largest stockholder, Titus Interactive S.A., to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the company.

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

TRANSACTIONS WITH TITUS

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $5,000 and zero dollars for the three months ended March 31, 2003 and 2002, respectively.

     As of March 31, 2003 and December 31, 2002, Titus owed us $0.4 million and $0.2 million, respectively, and we owed Titus $0.2 million and $0.3 million, respectively. Amounts due from Titus at March 31, 2003 and December 31, 2002 consist of receivables. Amounts due to Titus at March 31, 2003 and December 31, 2002 consist of payables.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The

Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we have provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, we will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We are in the later stages of negotiations with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, Titus and us would terminate any executory obligations including, without limitation, our obligation to pay Titus up to a $2 million guarantee in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003. Due to the likelihood of consummating the repurchase agreement, the accompanying condensed consolidated financial statements as of March 31, 2003 have been prepared to reflect as if the repurchase has occurred on March 31, 2003.

     In March 2003, our board of directors approved a loan to Titus Software Corp. ("TSC"), a subsidiary of Titus, subject to certain conditions. Following such approval, we entered into a note receivable with TSC for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus, (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004. In May 2003, the note receivable was rescinded by our board of directors and it demanded repayment of the $226,000 from TSC.

     In April 2003, we paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by us, $448,000 in connection with prior services provided by Europlay to us.

     In May 2003, pursuant to the instructions of our Chief Executive Officer, we paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. Our Chief Executive Officer claimed that the $60,000 in legal fees was owed to him personally by us in accordance with an indemnification agreement with us because we had delayed consummation of a $500,000 loan to Titus, which such $500,000 loan to Titus had subsequently been rescinded by our board of directors. We are in the process of investigating details of the transaction, including independent counsel review, in order to properly record the transaction in the second quarter of 2003.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     Under an International Distribution Agreement with Virgin, Virgin provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Virgin a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf.

     In connection with the International Distribution Agreement, we incurred distribution commission expense of $48,000 and $300,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, we recognized overhead fees of zero dollars and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

     Under a Product Publishing Agreement with Virgin, as amended, we have an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. In connection with the Product Publishing Agreement with Virgin, we did not perform any publishing and distribution services on behalf of Virgin for the three months ended March 31, 2003 and 2002.

     In connection with the International Distribution Agreement, we sublease office space from Virgin. Rent expense paid to Virgin was $27,000 and $27,000 for the three months ended March 31, 2003 and 2002, respectively.

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

     In January 2003, we entered into a waiver with Virgin related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, we agreed to pay Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of December 31, 2002 the Company had paid Virgin $220,000 of the $650,000 due under the waiver agreement. We paid the remaining balance of $430,000 in January 2003.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited ("Virgin Europe"), the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Virgin owed us approximately $1.8 million under our International Distribution Agreement at December 31, 2002. The CVA was rejected by Virgin Europe's creditors. On May 9, 2003, we received a new proposed CVA filed by Virgin to be voted on for approval by Virgin's creditors on May 19, 2003. We voted in favor of the proposed CVA. On May 19, 2003, Virgin's creditors approved the CVA. Virgin Europe submitted a new proposed CVA to be voted on for approval by Virgin Europe's creditors. We do not know what effect approval or disapproval of the Virgin Europe CVA will have on our ability to collect amounts Virgin owes us. If the new Virgin Europe CVA is not approved, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products.

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Virgin Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Virgin owes us approximately $400,000 pursuant to the indemnification provisions of the International Distribution Agreement.

     As of March 31, 2003 and December 31, 2002, Virgin owed us $1.3 million and $2.1 million, and we owed Virgin $0.4 million and $1.8 million, respectively.

TRANSACTIONS WITH VIVENDI

     In February 2003, we sold to Vivendi, all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15.0 million, payable in installments. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

     In connection with the August 2001 distribution agreements with Vivendi, we incurred distribution commission expense of $1.3 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, Vivendi owed us $0.5 million and $0.5 million, respectively, under the distribution agreements and an additional $8.0 million at March 31, 2003 in connection with the sale of the Hunter franchise.

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the Securities and Exchange Commission in Form 10-K, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on our financial statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2003. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on any revolving line of credit agreement we maintain, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized gains of $17,000 and $65,000 during the three months ended March 31, 2003 and 2002, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.


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

     On November 25, 2002, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund (collectively, "Special Situations") filed a summons and motion for summary judgment in lieu of complaint against the Company. Special Situations sought summary judgment in the amount of $1,300,000 (later amended to $1,381,250) because shares of stock they purchased were not registered for more than thirteen months after the date contemplated for registration in the Common Stock Subscription Agreement ("Subscription Agreement") entered into between Special Situations and the Company. The Company opposed the motion and, by Order filed May 1, 2003, the Court denied Special Situation's motion in its entirety and ordered Special Situations to serve a complaint. On May 6, 2003, Special Situations served a three count complaint, asserting that (i) the Company breached the Subscription Agreement by failing timely to register the shares Special Situations purchased and so are due $1,381,250, (ii) there is a "book account stated" between the parties in that amount, and (iii) Special Situations are entitled to their attorneys fees. The Company's answer is not yet due, but it intends vigorously to defend the action.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
     (a)   Exhibits - The following exhibits are filed as part of this report:

     Exhibit
     Number           Exhibit Title
     ------           -------------
     10.1             Purchase & Sale Agreement by and between Vivendi Universal
                      Games,  Inc.  and  Interplay  Entertainment   Corp.  dated
                      February 26, 2003.
     99.1             Management's certification of financial statements.


* Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.


     (b)   Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on February 25, 2003, reporting that the Company informed Ernst and Young LLP that it would no longer be engaged as the Company's independent public accountants, and that the Company's audit committee of the board of directors approved and authorized the engagement of Squar, Milner, Reehl & Williamson, LLP as the Company's independent public accountants.

                The Company filed a Current Report on Form 8-K/A on February 25, 2003, which amended the Current Report on Form 8-K filed by the Company on February 25, 2003, reporting that the Company informed Ernst and Young LLP that it would no longer be engaged as the Company's independent public accountants, and that the Company's audit committee of the board of directors approved and authorized the engagement of Squar, Milner, Reehl & Williamson, LLP as the Company's independent public accountants.

                The Company filed a Current Report on Form 8-K on March 31, 2003, reporting that the Company issued a press release on March 14, 2003 announcing that the Company consummated the sale to Vivendi Universal Games all future interactive entertainment publishing rights to "Hunter: The Reckoning" franchise.

                The Company filed a Current Report on Form 8-K on April 7, 2003, reporting that the Company issued a press release on April 1, 2003 regarding results for the fourth quarter and year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERPLAY ENTERTAINMENT CORP.


Date:  March 20, 2003                   By:       /s/ HERVE CAEN
                                              ----------------------------------
                                              Herve Caen,
                                              Chief Executive Officer and
                                              Interim Chief Financial Officer
                                              (Principal Executive and
                                              Financial and Accounting Officer)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

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

Date:    May 20, 2003                                /s/ Herve Caen
                                                     ---------------------------
                                                     Herve Caen
                                                     Chief Executive Officer

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

Date:    May 20, 2003                            /s/ Herve Caen
                                                 -------------------------------
                                                 Herve Caen
                                                 Interim Chief Financial Officer