Form 10-Q/A
period 2002-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2003-07-25
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                       Issued and Outstanding at July 23, 2003
             -----                       ---------------------------------------

Common Stock, $0.001 par value                         93,855,634

                                 AMENDMENT NO. 1
                  TO THE QUARTERLY REPORT ON FORM 10-Q FILED BY
               INTERPLAY ENTERTAINMENT CORP. ON NOVEMBER 19, 2002

         The following Item amends the Quarterly Report on Form 10-Q filed by Interplay Entertainment Corp. (the "Company") on November 19, 2002 (the "Form 10-Q"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-Q is hereby amended to insert the Item as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-Q.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - The following exhibits are filed as part of this report:

     Exhibit
     Number          Exhibit Title
     -------         -------------
     10.1            Video  Game  Distribution  Agreement by and between Vivendi
                     Universal  Games,  Inc.  and  Interplay Entertainment Corp.
                     dated August 9, 2002.*
     10.2            Letter of Intent by and between  Vivendi  Universal  Games,
                     Inc.  and  Interplay  Entertainment  Corp. dated  August 9,
                     2002.* (Previously reported on Form 10-Q)
     10.3            Letter  Agreement and  Amendment #2  by and between Vivendi
                     Universal  Games,  Inc. and  Interplay Entertainment  Corp.
                     dated August 29, 2002.* (Previously reported on Form 10-Q)
     10.4            Letter  Agreement and  Amendment #3  by and between Vivendi
                     Universal Games,  Inc. and  Interplay  Entertainment  Corp.
                     dated September 12, 2002.*   (Previously  reported on  Form
                     10-Q)
     99.1            Management's certification of financial statements.

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



                                         INTERPLAY ENTERTAINMENT CORP.


Date:  July 25, 2003                     By:       /s/ HERVE CAEN
                                               ---------------------------------
                                                Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Interplay Entertainment Corp.;

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

Date:    July 25, 2003

                                             /s/ Herve Caen
                                          ------------------------
                                          Herve Caen
                                          Chief Executive Officer

                    Certification of Interim CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Herve Caen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Interplay Entertainment Corp.;

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

Date:    July 25, 2003

                                             /s/ Herve Caen
                                          -------------------------------
                                          Herve Caen
                                          Interim Chief Financial Officer