Form 10-Q
period 2003-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2003-08-14
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                      Issued and Outstanding at August 8, 2003
             -----                      ----------------------------------------

Common Stock, $0.001 par value                         93,849,176

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2003

                                TABLE OF CONTENTS
                                 --------------




                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            June 30, 2003 (unaudited) and December 31, 2002                 3

            Condensed Consolidated Statements of Operations
            for the Three and Six Months ended June 30, 2003
            and 2002 (unaudited)                                            4

            Condensed Consolidated Statements of Cash Flows
            for the Three and Six Months ended June 30, 2003
            and 2002 (unaudited)                                            5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    24

Item 4.     Controls and Procedures                                        24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              24

Item 6.     Exhibits and Reports on Form 8-K                               25

SIGNATURES                                                                 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                          2003           2002
                                                       ---------      ---------
                                                      (Unaudited)
                      ASSETS
Current Assets:
     Cash ........................................     $     665      $     134
     Trade receivables from related parties,
         net of allowances of $2,531 and
         $231, respectively ......................         1,895          2,506
     Trade receivables, net of allowances
         of $683 and $855, respectively ..........            41            170
     Inventories .................................           447          2,029
     Prepaid licenses and royalties ..............         1,623          5,129
     Other current assets ........................           972          1,200
                                                       ---------      ---------
         Total current assets ....................         5,643         11,168

Property and equipment, net ......................         2,760          3,130
                                                       ---------      ---------
                                                       $   8,403      $  14,298
                                                       =========      =========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current debt ................................     $   1,426      $   2,082
     Accounts payable ............................         7,760          9,241
     Accrued royalties ...........................         4,112          4,775
     Other accrued liabilities ...................          --            1,039
     Advances from distributors and others .......           111            101
     Advances from related parties ...............         4,730          3,550
     Payables to related parties .................         3,992          7,440
                                                       ---------      ---------
          Total current liabilities ..............        22,131         28,228
Commitments and contingencies

Stockholders' Deficit:
     Common stock ................................            94             94
     Paid-in capital .............................       121,639        121,637
     Accumulated deficit .........................      (135,593)      (135,793)
     Accumulated other comprehensive income ......           132            132
                                                       ---------      ---------
          Total stockholders' deficit ............       (13,728)       (13,930)
                                                       ---------      ---------
                                                       $   8,403      $  14,298
                                                       =========      =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
                                     (In thousands, except per share amounts)

Net revenues ....................  $    341    $  1,812    $    913    $ 11,193
Net revenues from related party
  distributors ..................       928      10,030      19,118      16,024
                                   --------    --------    --------    --------
   Total net revenues ...........     1,269      11,842      20,031      27,217
Cost of goods sold ..............     1,114      10,602       8,099      15,079
                                   --------    --------    --------    --------
   Gross profit .................       155       1,240      11,932      12,138

Operating expenses:
   Marketing and sales ..........       354       2,688         475       4,342
   General and administrative ...     1,269       1,819       3,632       4,835
   Product development ..........     3,910       3,848       7,588       8,546
                                   --------    --------    --------    --------
      Total operating expenses ..     5,533       8,355      11,695      17,723
                                   --------    --------    --------    --------
Operating income (loss) .........    (5,378)     (7,115)        237      (5,585)

Other income (expense):
    Interest expense ............       (32)       (887)        (83)     (1,829)
    Gain on sale of Shiny .......      --        28,781        --        28,781
    Other .......................        34          14          46         921
                                   --------    --------    --------    --------

Income (loss) before benefit
  for income taxes ..............    (5,376)     20,793         200      22,288
Benefit for income taxes ........      --            75        --            75
                                   --------    --------    --------    --------
Net income (loss) ...............  $ (5,376)   $ 20,868    $    200    $ 22,363
                                   --------    --------    --------    --------

Cumulative dividend on
  participating preferred stock .  $   --      $   --      $   --      $    133
                                   --------    --------    --------    --------

Net income (loss) available to
  common stockholders ...........  $ (5,376)   $ 20,868    $    200    $ 22,230
                                   ========    ========    ========    ========

Net income (loss) per common
  share:
    Basic .......................  $  (0.06)   $   0.22    $   --      $   0.30
                                   ========    ========    ========    ========
    Diluted .....................  $  (0.06)   $   0.22    $   --      $   0.30
                                   ========    ========    ========    ========

Shares used in calculating net
  income (loss) per common share:
    Basic .......................    93,849      93,095      93,849      73,873
                                   ========    ========    ========    ========
    Diluted .....................    93,849      93,095      93,849      73,873
                                   ========    ========    ========    ========



                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Cash flows from operating activities:                        (In thousands)
   Net income ......................................     $    200      $ 22,363
   Adjustments to reconcile net income to
      cash provided by operating
      activities:
      Depreciation and amortization ................          696           880
      Noncash expense for stock options ............         --              33
      Non-cash interest expense ....................           60         1,544
      Write-off of prepaid licenses and
         royalties .................................        2,379         2,100
      Gain on sale of Shiny ........................         --         (28,781)
      Other ........................................         --             (53)
      Changes in operating assets and
         liabilities:
         Trade receivables from related
            parties ................................          611          (888)
         Trade receivables, net ....................          129         1,495
         Inventories ...............................        1,582           299
         Prepaid licenses and royalties ............        1,127         1,119
         Other current assets ......................          228           603
         Accounts payable ..........................       (1,481)       (1,326)
         Accrued royalties .........................         (663)       (4,497)
         Other accrued liabilities .................       (1,039)          321
         Payables to related parties ...............       (3,448)        1,852
         Advances ..................................        1,190       (19,719)
                                                         --------      --------
            Net cash provided by operating
               activities ..........................        1,571       (22,655)
                                                         --------      --------

Cash flows from investing activities:
   Purchase of property and equipment ..............         (326)          (22)
   Proceeds from sale of Shiny .....................         --          27,420
                                                         --------      --------
            Net cash used in investing
               activities ..........................         (326)       27,398
                                                         --------      --------

Cash flows from financing activities:
   Net payment on line of credit ...................         --          (1,576)
   (Repayment) borrowings from former
      Chairman .....................................         --          (3,218)
   Net proceeds from issuance of common
      stock ........................................            2             3
   Repayment of note payable .......................         (716)         --
   Proceeds from exercise of stock options .........         --              86
                                                         --------      --------
            Net cash provided by (used in)
               financing activities ................         (714)       (4,705)
                                                         --------      --------
      Net increase in cash .........................          531            38
Cash, beginning of period ..........................          134           119
                                                         --------      --------
Cash, end of period ................................     $    665      $    157
                                                         ========      ========

Supplemental cash flow information:
    Cash paid for:
            Interest ...............................     $     22      $    278

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


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

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

     The Company's independent public accountants included a "going concern" explanatory paragraph in their audit report attached to the December 31, 2002 financial statements which had been prepared assuming that the Company will continue as a going concern.

     The Company has incurred substantial historical operating losses through June 30, 2003, and at that date, had a stockholders' deficit of $13.7 million and a working capital deficit of $16.5 million. The Company has historically funded its ongoing operations primarily from existing operations, through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of the Hunter franchise in February 2003, for $15.0 million. Furthermore, the Company is currently in negotiations with Virgin to modify the terms of its distribution agreement relating to an upcoming title. Upon consummation of the agreement, Virgin would provide the Company with a cash advance of approximately $750,000. However, there can be no assurance that the Company will be able to complete this transaction and therefore obtain any potential cash advance. Additionally, in August 2002, the Company's Board of Directors established a Special Committee comprised of directors that are independent of the Company's largest stockholder, Titus Interactive S.A. ("Titus"), to investigate strategic options, including raising capital from the sale of debt or equity securities and a sale of the Company.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform to classifications used in the current period.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the Vivendi distribution agreement in August 2001, substantially all of the Company's sales are made by two related party distributors, Vivendi, which owns approximately 5 percent of the outstanding shares of the Company's common stock, and Virgin Interactive Entertainment Limited ("Virgin"), which changed its name to Avalon Interactive on July 1, 2003 and is a subsidiary of Titus, the Company's largest stockholder.

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

     The Emerging Issues Task Force ("EITF") issued EITF 01-09 in November 2001. The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buydowns and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement did not result in a material reduction of net sales for the six months ended June 30, 2003 and 2002, respectively. These amounts,

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

STOCK-BASED COMPENSATION

     At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three and six months ended June 30, 2003 and 2002, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   --------------------   --------------------
                                     2003        2002       2003        2002
                                   --------    --------   --------    --------
                                (Dollars in thousands, except per share amounts)
Net income (loss) available
   to common stockholders, as
   reported                        $ (5,376)   $ 20,868   $    200    $ 22,230
Pro forma compensation expense           65         111         96          87
                                   --------    --------   --------    --------
Pro forma net income (loss)
   available to common
   stockholders                    $ (5,441)   $ 20,757   $    104    $ 22,143
                                   ========    ========   ========    ========
Earnings (loss) per share, as
reported
   Basic                           $  (0.06)   $   0.22   $   --      $   0.30
   Diluted                         $  (0.06)   $   0.22   $   --      $   0.30

Earnings (loss) per share, pro
forma
   Basic                           $  (0.06)   $   0.22   $   --      $   0.30
   Diluted                         $  (0.06)   $   0.22   $   --      $   0.30

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited consolidated financial statements, filed previously with the Securities and Exchange Commission in Form 10-K, that were required to be adopted during the period ending June 30, 2003 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:
                                                     JUNE 30,      DECEMBER 31,
                                                      2003            2002
                                                     ------          ------
                                                      (Dollars in thousands)
     Packaged software ....................          $  447          $2,029
                                                     ======          ======

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                        JUNE 30,   DECEMBER 31,
                                                          2003        2002
                                                         ------      ------
                                                       (Dollars in thousands)
     Prepaid royalties for titles in
        development ...............................      $1,323      $4,644
     Prepaid royalties for shipped titles,
        net of amortization .......................        --           431
     Prepaid licenses and trademarks,
        net of amortization .......................         300          54
                                                         ------      ------
                                                         $1,623      $5,129
                                                         ======      ======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0.6 million and $4.5 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, amortization of prepaid licenses and royalties was $6.0 million and $5.6, respectively, and included amounts amortized in connection with the sale of the Company's Hunter franchise to Vivendi (Note 7). Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0.6 million and $2.1 million for the three months ended June 30, 2003 and 2002, and $2.4 million and $2.1 million for the six months ended June 30, 2003 and 2002, respectively.

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                        JUNE 30,   DECEMBER 31,
                                                          2003        2002
                                                         ------      ------
                                                       (Dollars in thousands)
     Advances for other distribution
        rights ....................................      $  111      $  101
                                                         ======      ======

     Net advance from Vivendi distribution
        agreements ................................      $4,730      $3,550
                                                         ======      ======

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company provided Titus with a guarantee under this agreement, which provided that in the event Titus did not achieve gross sales from the underlying properties of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, the Company was to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. In April 2003, the Company entered into a rescission agreement with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus terminated all executory obligations including, without limitation, the Company's obligation to pay Titus up to the $2 million guarantee.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against both Infogrames, Inc. and the Company's subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of the implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Infogrames. In August 2003, KBK amended its complaint to include the Company as a defendant. The Company believes this complaint is without merit and continues to vigorously defend its position.

NOTE 6.  NET EARNINGS (LOSS) PER SHARE

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

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                      --------------------   -------------------
                                        2003        2002       2003       2002
                                      --------    --------   --------   --------
                                      (In thousands, except per share amounts)

Net income (loss) available to
   common stockholders ............   $ (5,376)   $ 20,868   $    200   $ 22,230
                                      --------    --------   --------   --------
Shares used to compute net
income (loss) per share:
   Weighted-average common shares .     93,849      93,095     93,849     73,873
   Dilutive stock equivalents .....       --          --         --         --
                                      --------    --------   --------   --------
   Dilutive potential common
      shares ......................     93,849      93,095     93,849     73,873
                                      ========    ========   ========   ========
Net income (loss) per share:
   Basic ..........................   $  (0.06)   $   0.22   $   --     $   0.30
   Diluted ........................   $  (0.06)   $   0.22   $   --     $   0.30
                                      --------    --------   --------   --------


     There were options and warrants outstanding to purchase 10,411,218 and 11,268,933 shares of common stock at June 30, 2003 and 2002, respectively, which were excluded from the earnings per share computation for the three and six months ended June 30, 2003 and 2002, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at June 30, 2003 and 2002 was $1.93 and $2.05, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


NOTE 7.  RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2003            2002
                                                        -------         -------
                                                         (Dollars in thousands)
Receivables from related parties:
        Virgin .................................        $ 3,029         $ 2,050
        Vivendi ................................            936             487
        Titus ..................................            461             200
        Return allowance .......................         (2,531)           (231)
                                                        -------         -------
        Total ..................................        $ 1,895         $ 2,506
                                                        =======         =======

Payables to related parties:
        Virgin .................................        $   498         $ 1,797
        Vivendi ................................          3,315           5,322
        Titus ..................................            179             321
                                                        -------         -------
        Total ..................................        $ 3,992         $ 7,440
                                                        =======         =======


DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE S.A.

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of zero and $19,000 for the three months ended June 30, 2003 and 2002 and $5,000 and $19,000 for the six months ended June 30, 2003 and 2002, respectively.

     Amounts due to Titus at June 30, 2003 and December 31, 2002 consisted primarily of trade payables.

     In March 2003, the Company entered into a note receivable with Titus Software Corp. ("TSC"), a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus, (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004. In May 2003, the Company's board of directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. The balance on the note receivable, with accrued interest, at June 30, 2003 was $227,000.

     In April 2003, the Company paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by the Company, $448,000 in connection with services provided by Europlay to the Company.

     In May 2003, the Company's Chief Executive Officer instructed the Company to pay TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the CEO requested that the Company credit the $60,000 to amounts owed to him by the Company arising from expenses incurred in connection with providing services to the Company. The Company's management is in the process of investigating the details of the transaction, including independent counsel review, in order to properly record the transaction.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


VIRGIN INTERACTIVE ENTERTAINMENT LIMITED

     Under an International Distribution Agreement with Virgin, Virgin provides for the exclusive distribution of substantially all of the Company's products in Europe, the Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending in February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Virgin a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with the International Distribution Agreement, the Company subleased office space from Virgin through March 2003.

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $15,000 and $200,000 for the three months ended June 30, 2003 and 2002,and $63,000 and $300,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company recognized overhead fees of zero dollars and $300,000 for the three months ended June 30, 2003 and 2002, and zero dollars and $500,000 for the six months ended June 30, 2003 and 2002, respectively.

     Under a Product Publishing Agreement with Virgin, as amended, the Company has an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. The Company does not anticipate releasing the title and does not anticipate any further transactions under this agreement. In connection with the Product Publishing Agreement with Virgin, the Company earned zero dollars and $39,000 in connection with performing publishing and distribution services on behalf of Virgin for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, the Company earned zero dollars and $39,000, respectively.

     In June 1997, the Company entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which it agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, the Company entered into a Term Sheet with Virgin, pursuant to which Virgin assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Virgin acquired exclusive rights to ship the game in certain territories. Virgin paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. Subsequently, Virgin proposed that the Company refund the $511,000 to Virgin and void the Term Sheet (except with respect to Virgin's rights to publish Galleon in Japan), which the Independent Committee of the Company's Board of Directors rejected. While reserving its rights vis-a-vis Virgin, the Company then resumed making payments to Confounding Factor to protect its interests in "Galleon," and since that time has been providing production assistance to the developer in order to finalize the Xbox version of the game, which the Company expects to release in its fourth quarter. As of March 2003, the Company met all of the remaining financial obligations to Confounding Factor. The Company is currently negotiating a settlement with Virgin regarding the publishing rights to "Galleon".

     In January 2003, the Company entered into a waiver with Virgin related to the distribution of a video game title in which it sold its European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, the Company paid Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of June 30, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited ("Virgin Europe"), the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Included in amounts owed, Virgin reported it owed the Company approximately $1.8 million under the International Distribution Agreement, which the Company has fully reserved for. Virgin Europe's creditors rejected the CVA. On May 9, 2003, the Company received a new proposed CVA to vote on for approval by Virgin Europe's creditors on May 19, 2003. The revised CVA was approved and under the CVA, Virgin will pay the Company approximately $241,000 per quarter beginning in January 2004. The
Company does not know what affect the approval of the CVA will have on its ability to collect amounts owed from Virgin. If Virgin is not able to operate under the new CVA, the Company expects Virgin to cease operations and liquidate, in which event it will most likely not receive any amounts presently due it by Virgin, and will not have a distributor for its products in Europe and the other territories in which Virgin presently distributes its products. On July 1, 2003, Virgin changed its name to Avalon Interactive.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2003


     In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Virgin Europe to protect the validity of certain license rights and to avoid potential third-party liability from various licensors of its products. In connection with the settlement, the Company incurred legal fees of $80,000. Consequently, Virgin owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement, which the Company has fully reserved for.

VIVENDI UNIVERSAL GAMES, INC.

     In February 2003, the Company sold to Vivendi Universal Games, Inc. ("Vivendi") all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million, payable in installments, which were fully paid at June 30, 2003. The Company retains the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

     In order to improve the Company's cash flow, in August 2002, the Company entered into a new distribution arrangement with Vivendi, whereby, Vivendi will distribute substantially all of its products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. The August 2002 agreement amended and superceded the August 2001 distribution agreement with Vivendi. Under the August 2002 agreement, Vivendi will pay sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon delivery of a gold master to Vivendi, Vivendi will pay, as a minimum guarantee, a specified percent of the projected amount due, based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis.

     In connection with the distribution agreements with Vivendi, the Company incurred distribution commission expense of $2.6 million and $1.7 million for the three months ended June 30, 2003 and June 30, 2002, and $3.9 million and $2.6 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                           THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                --------------------------------------------------    --------------------------------------------------
                         2003                       2002                       2003                      2002
                -----------------------    -----------------------    -----------------------   ------------------------
                  AMOUNT      PERCENT       AMOUNT       PERCENT        AMOUNT      PERCENT       AMOUNT       PERCENT
                -----------  ----------    ----------   ----------    -----------  ----------   ------------  ----------
                                                        (Dollars in thousands)
North America     $  1,015          80 %    $  8,103           68 %     $  2,895          14 %    $  12,569          46 %

Europe                  88           7         1,643           14          1,708           9          2,946          11

Rest of World           70           5           121            1            156           1            268           1

OEM, royalty
and licensing           96           8         1,975           17         15,272          76         11,434          42
                -----------  ----------    ----------   ----------    -----------  ----------   ------------  ----------
                  $  1,269         100 %    $ 11,842          100 %     $ 20,031         100 %    $  27,217         100 %
                ===========  ==========    ==========   ==========    ===========  ==========   ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities and cost reduction measures are forward-looking statements and there can be no assurance that the Company will achieve its operating plans or generate positive cash flow in the future, arrange adequate financing or complete strategic transactions on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations. Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand for the Company's products, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

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

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Commencing in August 2001, substantially all of our sales are made by two related party distributors, Vivendi Universal Games, Inc. and Avalon Interactive, formerly known as Virgin Interactive Entertainment Ltd. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

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

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortize these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75 percent in the first month of release and a minimum of 5 percent for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. We evaluate the future realization of such costs quarterly and charge to cost of goods sold any amounts that we deem unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon the estimated product release date.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                   THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                        JUNE 30,                                       JUNE 30,
                                  ---------------------------------------------     ---------------------------------------------
                                           2003                    2002                    2003                       2002
                                  --------------------     --------------------     --------------------     --------------------
                                              % OF NET                 % OF NET                 % OF NET                 % OF NET
                                   AMOUNT     REVENUES      AMOUNT     REVENUES      AMOUNT     REVENUES      AMOUNT     REVENUES
                                  --------    --------     --------    --------     --------    --------     --------    --------
                                                                      (Dollars in thousands)
Net revenues ..................   $  1,269         100%    $ 11,842         100%    $ 20,031         100%    $ 27,217         100%
Cost of goods sold ............      1,114          88%      10,602          90%       8,099          40%      15,079          55%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Gross profit ..................        155          12%       1,240          10%      11,932          60%      12,138          45%
                                  --------    --------     --------    --------     --------    --------     --------    --------

Operating expenses:
     Marketing and sales ......        354          28%       2,688          23%         475           2%       4,342          16%
     General and administrative      1,269         100%       1,819          15%       3,632          18%       4,835          18%
     Product development ......      3,910         308%       3,848          31%       7,588          38%       8,546          31%
                                  --------    --------     --------    --------     --------    --------     --------    --------
     Total operating expenses .      5,533         436%       8,355          69%      11,695          58%      17,723          65%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Operating income ..............     (5,378)       (425%)     (7,115)        (60%)        237           2%      (5,585)        (21%)

Gain on sale of Shiny .........       --             0%      28,781         243%        --             0%      28,781         106%
Other expense .................          2           0%        (873)         (7%)        (37)         (0%)       (908)         (3%)
                                  --------    --------     --------    --------     --------    --------     --------    --------
Income (loss) before income
   taxes ......................     (5,376)       (424%)     20,793         176%         200        --         22,288          82%
Benefit for income taxes ......       --             0%         (75)         (1%)       --             0%         (75)          0%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Net income ....................   $ (5,376)       (425%)   $ 20,868         176%    $    200           0%    $ 22,363          82%
                                  ========    ========     ========    ========     ========    ========     ========    ========

Net revenues by geographic
region:
     North America ............   $  1,015          80%    $  8,103          68%    $  2,895          15%    $ 12,569          46%
     International ............        158          12%       1,764          15%       1,864           9%       3,214          12%
     OEM, royalty and licensing         96           8%       1,975          17%      15,272          76%      11,434          42%


Net revenues by platform:
     Personal computer ........   $    976          77%    $  2,664          22%    $  1,624           8%    $  6,945          26%
     Video game console .......        197          15%       7,203          61%       3,135          16%       8,838          33%
     OEM, royalty and licensing         96           8%       1,975          17%      15,272          76%      11,434          42%



NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the three months ended June 30, 2003 were $1.3 million, a decrease of 89 percent compared to the same period in 2002. This decrease resulted from a 88 percent decrease in North American net revenues, a 91 percent decrease in International net revenues and a 95 percent decrease in OEM, royalties and licensing revenues.

     North American net revenues for the three months ended June 30, 2003 were $1.0 million. The decrease in North American net revenues in the three months ended June 30, 2003 was mainly due to a 76 percent decrease in back catalog sales compared to the 2002 comparable period as a result of concluding sales activity under the August 2001 distribution agreement with Vivendi. Furthermore, we did not deliver any gold masters to any titles in the three months ended June 30, 2003 compared to releasing one title in the same period in 2002, resulting in a decrease in North American sales of $9.0 million and a decrease in product returns and price concessions of $1.9 million as compared to the 2002 comparable period. In addition, the decrease in back catalog sales is due to having fewer titles to replace titles that have exhausted their useful commercial lives and we have lost the rights to certain titles that were a part of our back catalog and have not obtained new titles to replaces those titles. The decrease in product returns and price concessions in the three months ended June 30, 2003 as compared to the 2002 comparable period is due to the terms of the August 2002 distribution agreement with Vivendi, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     International net revenues for the three months ended June 30, 2003 were $0.2 million. The decrease in International net revenues for the three months ended June 31, 2003 was mainly due to a 75 percent reduction in back catalog sales. Our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives. Furthermore, our titles distributed by Virgin, which changed its name to Avalon Interactive on July 1, 2003, had lower sales due to Virgin's financial difficulties, which resulted in Virgin filing a Company Voluntary Arrangement or CVA, a process of reorganization in the United Kingdom, which was accepted by Virgin's creditors in May 2003. Overall, in the three months ended June 30, 2003, we had a $1.8 million decrease in revenue and an increase in product returns and price concessions of $0.2 million compared to the comparable 2002 period.

     OEM, royalty and licensing net revenues for the three months ended June 30, 2003 were $0.1 million, a decrease of $1.8 million as compared to the same period in 2002. OEM net revenues decreased by $1.1 million in the three months ended June 30, 2003 as compared to the 2002 comparable period and licensing net revenues decreased by $0.7 million as compared to the 2002 comparable period. The decrease in OEM net revenues is a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products. The decrease in licensing is due to a decrease in licensing activity during the three months ended June 30, 2003.

     Net revenues for the six months ended June 30, 2003 were $20.0 million, a decrease of 26 percent compared to the same period in 2002. This decrease resulted from a 77 percent decrease in North American net revenues and a 42 percent decrease in International net revenues offset by a 34 percent increase in OEM, royalties and licensing revenues.

     North American net revenues for the six months ended June 30, 2003 were $2.9 million. The decrease in North American net revenues in the six months ended June 30, 2003 was mainly due to a 76 percent decrease in back catalog sales compared to the comparable 2002 period as a result of concluding sales activity under the August 2001 distribution agreement with Vivendi. During the six months ended June 30, 2003 we delivered one gold master compared to releasing one title in the comparable 2002 period, resulting in a decrease in North American sales of $12.8 million and a decrease in product returns and price concessions of $3.2 million in the six months ended June 30, 2003, as compared to the 2002 comparable period. Furthermore, our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives and we have lost the rights to certain titles that were a part of our back catalog and have not obtained new titles to replaces those titles. The decrease in product returns and price concessions in the six months ended June 30, 2003 as compared to the 2002 comparable period is due to the terms of the August 2002 distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     We expect that our North American publishing net revenues will decrease in fiscal 2003 compared to fiscal 2002, mainly due to decreased unit sales and our release of all new titles under the terms of the August 2002 distribution agreement with Vivendi.

     International net revenues for the six months ended June 30, 2003 were $1.9 million. The decrease in International net revenues for the six months ended June 30, 2003 was mainly due to releasing three gold masters to three titles to Vivendi under a one-time distribution agreement for the three titles in Europe with terms similar to the distribution arrangement in North America. Virgin, which changed its name to Avalon Interactive on July 1, 2003, remains our main distributor in Europe and will distribute our future releases in Europe under the terms of our

International Distribution Agreement, as amended. In addition, the decrease in International net revenues was impacted by a 75 percent reduction in back catalog sales. Our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives. Furthermore, our titles distributed by Virgin had lower sales due to Virgin's financial difficulties, which resulted in Virgin filing a Company Voluntary Arrangement or CVA, a process of reorganization in the United Kingdom. Overall, we had a $1.9 million decrease in revenue offset by a decrease in product returns and price concessions of $0.6 million in the six months ended June 30, 2003, as compared to the 2002 comparable period.

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

     OEM, royalty and licensing net revenues for the six months ended June 30, 2003 were $15.2 million, an increase of $3.9 million as compared to the same period in 2002. OEM net revenues decreased by $2.0 million in the six months ended June 30, 2003 as compared to the 2002 comparable period and licensing net revenues increased by $6.2 million as compared to the 2002 period. The decrease in OEM net revenues is a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to end users and our continued focus on video game console titles, which typically are not bundled with other products. The six months ended June 30, 2003 included revenue related to the sale of all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube. Our 2002 licensing net revenues included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with a third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the six months ended June 30, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee.

     We expect that OEM, royalty and licensing net revenues in fiscal 2003 will increase compared to fiscal 2002 as a result of recording the $15 million in revenue resulting from the sale of the Hunter video game franchise in February 2003.

PLATFORM NET REVENUES

     PC net revenues for the three months ended June 30, 2003 were $1.0 million, a decrease of 63 percent compared to the same period in 2002. The decrease in PC net revenues in the three months ended June 30, 2003 was primarily due to lower back catalog sales. Video game console net revenues were $0.2 million, a decrease of 97 percent for the three months ended June 30, 2003 compared to the same period in 2002, due to not delivering any gold masters for any titles to Vivendi, and lower sales of previously released console titles in the three months ended June 30, 2003 as compared to releasing one new title in 2002.

     PC net revenues for the six months ended June 30, 2003 were $1.6 million, a decrease of 77 percent compared to the same period in 2002. The decrease in PC net revenues in the six months ended June 30, 2003 was primarily due to lower back catalog sales. Video game console net revenues were $3.1 million, a decrease of 65 percent for the six months ended June 30, 2003 compared to the same period in 2002, in part because of the way in which we were responsible for production under our August 2001 distribution agreement with Vivendi. In the six months ended June 30, 2003, we delivered the gold master for one title, Run Like Hell (Xbox), to Vivendi, under the terms of the August 2002 distribution agreement, in which Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns and in return, pays us a lower per unit rate. In the 2002 period, we released one title under the terms of the August 2001 agreement with Vivendi, whereby we were responsible for all marketing, manufacturing and bore any price concession risks, in which we receive a higher per unit rate.

     We expect our PC net revenues to decrease in fiscal 2003 as compared to fiscal 2002 as we expect to release one new title, Lionheart, during the rest of 2003 as we continue to focus more on console products. We anticipate releasing the following new console titles: Baldur's Gate, Dark Alliance 2 (Play Station 2 and XBox); Fallout, Brotherhood of Steel (Play Station 2 and Xbox); and Galleon
(Xbox), during the rest of 2003 and accordingly, expect net revenues to increase in fiscal 2003.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our cost of goods sold decreased 90 percent to $1.1 million in the three months ended June 30, 2003 compared to the same period in 2002. The decrease was due to lower sales of products in Europe due to the financial difficulties of Virgin, lower back catalog sales under the August 2001 agreement with Vivendi and not incurring any cost of goods expenditures under the August 2002 agreement with Vivendi. Under the August 2002 agreement, Vivendi pays us a lower per unit rate and in return is responsible for all manufacturing, marketing and distribution expenditures. Our gross margin increased to 12 percent for the 2003 period from 10 percent in the 2002 period. This was primarily due to lower cost of goods in the 2003 period as the only cost of goods we incur under the August 2002 distribution agreement with Vivendi are expenses related to royalties due to third parties. Both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $0.6 million in fiscal 2003 and $2.1 million in fiscal 2002 in write-offs of canceled development projects or on titles that were not expected to meet our desired profit requirements.

     Our cost of goods sold decreased 46 percent to $8.1 million in the six months ended June 30, 2003 compared to the same period in 2002. The decrease was due to lower sales of products in Europe due to the financial difficulties of Virgin, lower back catalog sales under the August 2001 agreement with Vivendi and not incurring any cost of goods expenditures under the August 2002 agreement with Vivendi offset by $2.9 million in amortization of prepaid royalties associated with the sale of the Hunter video game franchise. Our gross margin increased to 60 percent for the six months ended June 30 2003 from 45 percent in the 2002 comparable period. This was primarily due to lower cost of goods in the 2003 period as the only cost of goods we incur under the August 2002 agreement with Vivendi are expenses related to royalties due to third parties. Both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $2.4 million in fiscal 2003 and $2.1 million in fiscal 2002 in write-offs of canceled development projects or on titles that were not expected to meet our desired profit requirements.

     We expect our gross profit margin and gross profit to increase in fiscal 2003 as compared to fiscal 2002 due to lower cost of goods in fiscal 2003 resulting from our 2002 North American distribution agreement with Vivendi, and the absence in fiscal 2003 of significant, unusual product returns and price concessions and additional write-offs of prepaid royalties.

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2003 were $0.4 million, a 87 percent decrease as compared to the 2002 comparable period. The decrease in marketing and sales expenses is due to a $1.5 million reduction in advertising and retail marketing support expenditures due to releasing one title in the 2003 period under the terms of the new distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures, and a $0.8 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi. The decrease in marketing and sales expenses also reflected a $0.3 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin.

     Marketing and sales expenses for the six months ended June 30, 2003 were $0.5 million, a 89 percent decrease as compared to the 2002 comparable period. The decrease in marketing and sales expenses is due to a $2.3 million reduction in advertising and retail marketing support expenditures due to releasing one title in the 2003 period under the terms of the 2002 distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures, and a $1.6 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to the distribution arrangement with Vivendi. The decrease in marketing and sales expenses also reflected a $0.5 million decrease in overhead fees paid to Virgin under our April 2001 settlement with Virgin.

     We expect our marketing and sales expenses to decrease in fiscal 2003 compared to fiscal 2002, due to lower personnel costs from our reduced headcount, a reduction in overhead fees paid to Virgin pursuant to the April 2001 settlement and the release of titles under the terms of the 2002 distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures.

 GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2003 were $1.3 million, a 30 percent decrease as compared to the same period in 2002. The decrease is due to a $0.5 million decrease in personnel costs and general expenses.

     General and administrative expenses for the six months ended June 30, 2003 were $3.6 million, a 25 percent decrease as compared to the same period in 2002. The decrease is due to a $1.2 million decrease in personnel costs and general expenses.

     We expect our general and administrative expenses to remain relatively constant in fiscal 2003 compared to fiscal 2002.

PRODUCT DEVELOPMENT

     Product development expenses for the three months ended June 30, 2003 were $3.9 million, a 2 percent increase as compared to the same period in 2002. This increase is due to a $0.1 million increase in personnel costs and general expenses.

     Product development expenses for the six months ended June 30, 2003 were $7.6 million, a 11 percent decrease as compared to the same period in 2002. This decrease is due to a $1.2 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002 offset by a $0.2 million increase in general expenses.

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

     As of June 30, 2003, we had a working capital deficit of $16.5 million, and our cash balance was approximately $0.7 million. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will only be sufficient to fund our anticipated expenditures, including payroll, into the third quarter of fiscal 2003. Consequently, we expect that we will need to substantially reduce our working capital needs and/or raise additional financing. Along these lines, we entered into the 2002 distribution agreement with Vivendi, which accelerates cash collections through non-refundable minimum guarantees. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or
(iv) continue operations, but incur material harm to our business, operations or financial conditions.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $1.6 million during the six months ended June 30, 2003, primarily attributable to reductions of inventory and prepaid royalties and advances received from Vivendi. These cash proceeds from operating activities were partially offset by decreases in payables to related parties and accounts payables.

     Net cash used by financing activities of $0.7 million for the six months ended June 30, 2003, consisted primarily of payments on the note payable to Warner Brothers. Cash used in investing activities of $0.3 million for the six months ended June 30, 2003 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                    Less Than   1 - 3     After
                                            Total    1 Year     Years    3 Years
                                           ------    ------    ------    ------
                                                      (In thousands)
Contractual cash obligations -
   Non-cancelable operating lease
      obligations .....................    $4,523    $1,460    $3,063    $ --
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

     We are currently in negotiations with Virgin to modify the terms of the distribution agreement relating to an upcoming title. Upon consummation of the agreement, Virgin would provide us with a cash advance of approximately $750,000. However, there can be no assurance that we will be able to complete this transaction and therefore obtain any potential cash advance.

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

TRANSACTIONS WITH TITUS

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $5,000 and $19,000 for the six months ended June 30, 2003 and 2002, respectively.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to our April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell the rights and licenses granted under the April 26, 2002 agreement. If we had entered into a binding agreement with a third party to sell these rights and licenses for an amount in excess $3.5 million, we would have rescinded the April 26, 2002 agreement with Titus and recovered all rights granted and released Titus from all obligations thereunder. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we provided Titus with a guarantee under this agreement, which provides that in the event Titus did not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, we were to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We entered into a rescission agreement in April 2003 with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, we terminated any executory obligations remaining, including, without limitation, our obligation to pay Titus up to the $2 million guarantee.

     In March 2003, we entered into a note receivable with Titus Software Corp., or "TSC", a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. The note is secured by (i) 4 million shares of our common stock held by Titus, (ii) TSC's rights in and to a note receivable due from the President of Interplay and (iii) rights in and to TSC's most current video game title releases during 2003 and 2004. In May 2003, our board of directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. The balance on the note receivable, with accrued interest, at June 30, 2003 was $227,000.

     In April 2003, we paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by us, $448,000 in connection with prior services provided by Europlay to us.

     In May 2003, our Chief Executive Officer instructed us to pay TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, our CEO requested that we credit the $60,000 to amounts owed to him by the company arising from expenses incurred in connection with providing services to us. Our management is in the process of investigating the details of the transaction, including independent counsel review, in order to properly record the transaction.

TRANSACTIONS WITH VIRGIN, A WHOLLY OWNED SUBSIDIARY OF TITUS

     Under an International Distribution Agreement with Virgin, Virgin provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Virgin a distribution fee based on net sales, and Virgin provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement, we subleased office space from Virgin through March 31, 2003.

     Under a Product Publishing Agreement with Virgin, as amended, we have an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. We do not anticipate releasing the title and do not anticipate having any further transactions under this agreement. In connection with the Product
Publishing Agreement with Virgin, we performed publishing and distribution services on behalf of.

     In June 1997, we entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which we agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, we entered into a Term Sheet with Virgin, pursuant to which Virgin assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Virgin acquired exclusive rights to ship the game in certain territories. Virgin paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. Subsequently, Virgin proposed that Interplay refund the $511,000 to Virgin and void the Term Sheet (except with respect to Virgin's rights to publish Galleon in Japan), which the Independent Committee of our Board of Directors rejected. While reserving our rights vis-a-vis Virgin, we then resumed making payments to Confounding Factor to protect our interests in "Galleon," and since that time have been providing production assistance to the developer in order to finalize the Xbox version of the game, which we expect to release in our fourth quarter. As of March 2003, we met all of the remaining financial obligations to Confounding Factor. We are currently negotiating a settlement with Virgin regarding the publishing rights to "Galleon".

     In January 2003, we entered into a waiver with Virgin related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Virgin relinquishing its rights, we paid Virgin $650,000 and will pay Virgin 50 percent of all proceeds in excess of the advance received from Vivendi. As of June 30, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, Virgin Interactive Entertainment (Europe) Limited ("Virgin Europe"), the operating subsidiary of Virgin filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom which must be approved by Virgin's creditors. Included in amounts owed, Virgin reported owed us approximately $1.8 million under our International Distribution Agreement, which we have fully reserved for. The CVA was rejected by Virgin Europe's creditors. On May 9, 2003, we received a new proposed CVA to voted on for approval by Virgin Europe's creditors on May 19, 2003. The revised CVA was approved and under the CVA, Virgin will pay us $241,000 per quarter beginning in January 2004. We do not know what affect the approval of the CVA will have on our ability to collect amounts Virgin owes us. If Virgin is not able to operate under the new CVA, we expect Virgin to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Virgin, and will not have a distributor for our products in Europe and the other territories in which Virgin presently distributes our products. On July 1, 2003, Virgin changed its name to Avalon Interactive.

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Virgin Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Virgin owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement, which we have fully reserved for.

TRANSACTIONS WITH VIVENDI

     In February 2003, we sold to Vivendi, all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15.0 million, payable in installments. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

     In order to improve our cash flow, in August 2002, we entered into a new distribution arrangement with Vivendi, whereby, Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. The August 2002 agreement amended and superceded our August 2001 distribution agreement with Vivendi. Under the August 2002 agreement, Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi will pay us, as a minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of June 30, 2003. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with interest rate fluctuations on any revolving line of credit agreement we maintain, and the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK


     Our interest rate risk is due to our working capital lines of credit typically having an interest rate based on either the bank's prime rate or LIBOR. Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future. A change in interest rates would not have an effect on our interest expense on the Secured Convertible Promissory
Note issued to Warner Bros. because this instrument bears a fixed rate of interest.

     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Virgin. We recognized gains of $5,000 and $68,000 during the six months ended June 30, 2003 and 2002, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Virgin.

ITEM 4.  CONTROLS AND PROCEDURES

     As of June 30, 2003, the end of the period covered by this report, our Chief Executive Officer and interim Chief Financial Officer, Herve Caen, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Caen believes that, as of the date of the evaluation, our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligation.

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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against both Infogrames, Inc. and our subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com, Inc. failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Infogrames. In August 2003, KBK amended its complaint to include us as a defendant. We believe this complaint is without merit and continue to vigorously defend our position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The following exhibits are filed as part of this report:

        Exhibit
        Number    Exhibit Title
        -------   -------------
         31.1     Certificate  of  Herve  Caen,   Chief  Executive   Officer  of
                  Interplay Entertainment Corp. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         31.2 Certificate of Herve Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         32.1 Certificate of Herve Caen, Chief Executive Officer and Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.



         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 7, 2003, reporting that the Company issued a press release on April 1, 2003 regarding results of operations for the fourth quarter and year-ended December 31, 2002.

                  The Company filed a Current Report on Form 8-K on May 20, 2003, reporting that the Company issued a press release on May 20, 2003 regarding results of operations for the first quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INTERPLAY ENTERTAINMENT CORP.


Date:  August 14, 2003            By:       /s/ HERVE CAEN
                                        ------------------------------------
                                            Herve Caen,
                                            Chief Executive Officer and
                                            Interim Chief Financial Officer
                                            (Principal Executive and
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

       Exhibit
       Number     Exhibit Title
       -------    -------------
         31.1     Certificate  of  Herve  Caen,   Chief  Executive   Officer  of
                  Interplay Entertainment Corp. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         31.2 Certificate of Herve Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         32.1 Certificate of Herve Caen, Chief Executive Officer and Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.