Form 10-Q/A
period 2002-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2003-08-22
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                   FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                     Issued and Outstanding at August 15, 2003
             -----                     -----------------------------------------

Common Stock, $0.001 par value                       93,855,634

                                 AMENDMENT NO. 2
                  TO THE QUARTERLY REPORT ON FORM 10-Q FILED BY
               INTERPLAY ENTERTAINMENT CORP. ON NOVEMBER 19, 2002

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The following exhibits are filed as part of this report:

         Exhibit
         Number   Exhibit Title
         -------  --------------
         10.1     Video  Game  Distribution  Agreement  by and  between  Vivendi
                  Universal Games, Inc. and Interplay  Entertainment Corp. dated
                  August 9, 2002. *
         10.2     Letter of Intent by and between Vivendi  Universal Games, Inc.
                  and  Interplay  Entertainment  Corp.  dated  August 9,  2002.*
                  (Previously reported on Form 10-Q)
         10.3     Letter  Agreement  and  Amendment  #2 by and  between  Vivendi
                  Universal Games, Inc. and Interplay  Entertainment Corp. dated
                  August 29, 2002. * (Previously reported on Form 10-Q)
         10.4     Letter  Agreement  and  Amendment  #3 by and  between  Vivendi
                  Universal Games, Inc. and Interplay  Entertainment Corp. dated
                  September 12, 2002.* (Previously reported on Form 10-Q)
         99.1     Management's certification of financial statements.

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



                                         INTERPLAY ENTERTAINMENT CORP.


Date:  August 22, 2003                   By:       /s/ HERVE CAEN
                                               ---------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

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

Date:    August 22, 2003

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

Date:    August 22, 2003

                                        /s/ Herve Caen
                                        -------------------------------
                                        Herve Caen
                                        Interim Chief Financial Officer