Form 10-Q
period 2003-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2003-11-14
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2003
             -----                  --------------------------------------------

Common Stock, $0.001 par value                       93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                 --------------

                                                                     Page Number
                                                                     -----------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2003 (unaudited) and
             December 31, 2002 ........................................       3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months ended September
             30, 2003 and 2002 (unaudited) ............................       4

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months ended September 30, 2003
             and 2002 (unaudited) .....................................       5

             Notes to Condensed Consolidated Financial
             Statements (unaudited) ...................................       6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............      15

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk ..............................................      26

Item 4.      Controls and Procedures ..................................      26

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ........................................      27

Item 3.      Defaults Upon Senior Securities ..........................      27

Item 5.      Other Information ........................................      28

Item 6.      Exhibits and Reports on Form 8-K .........................      28

SIGNATURES ............................................................      29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                           2003           2002
                                                        ---------      ---------
                                                       (unaudited)
                      ASSETS
Current Assets:
     Cash ........................................     $       7      $     134
     Trade receivables from related parties,
         net of allowances of $3,702 and
         $231, respectively ......................         2,455          2,506
     Trade receivables, net of allowances
         of $695 and $855, respectively ..........             7            170
     Inventories .................................           922          2,029
     Prepaid licenses and royalties ..............         1,189          5,129
     Other current assets ........................           731          1,200
                                                       ---------      ---------
         Total current assets ....................         5,311         11,168

Property and equipment, net ......................         2,411          3,130
                                                       ---------      ---------
                                                       $   7,722      $  14,298
                                                       =========      =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current debt ................................     $   1,442      $   2,082
     Accounts payable ............................         8,696         10,280
     Accrued royalties ...........................         4,578          4,775
     Advances from distributors and others .......           579            101
     Advances from related parties ...............         4,995          3,550
     Payables to related parties .................         3,350          7,440
                                                       ---------      ---------
          Total current liabilities ..............        23,640         28,228
Commitments and contingencies

Stockholders' Deficit:
     Common stock ................................            94             94
     Paid-in capital .............................       121,640        121,637
     Accumulated deficit .........................      (137,782)      (135,793)
     Accumulated other comprehensive income ......           130            132
                                                       ---------      ---------
          Total stockholders' deficit ............       (15,918)       (13,930)
                                                       ---------      ---------
                                                       $   7,722      $  14,298
                                                       =========      =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
                                     (In thousands, except per share amounts)

Net revenues ...................   $    365    $  1,152    $  1,278    $ 14,860
Net revenues from related
   party distributors ..........      4,362       8,525      23,480      22,181
                                   --------    --------    --------    --------
   Total net revenues ..........      4,727       9,677      24,758      37,041
Cost of goods sold .............      1,849       5,675       9,948      20,754
                                   --------    --------    --------    --------
   Gross profit ................      2,878       4,002      14,810      16,287

Operating expenses:
   Marketing and sales .........        496         965         962       5,328
   General and administrative ..        928       1,010       4,587       5,816
   Product development .........      3,555       3,460      11,124      12,161
                                   --------    --------    --------    --------
      Total operating expenses .      4,979       5,435      16,673      23,305
                                   --------    --------    --------    --------
Operating loss .................     (2,101)     (1,433)     (1,863)     (7,018)

Other income (expense):
    Interest expense ...........        (36)       (352)       (119)     (2,181)
    Gain on sale of Shiny ......       --          --          --        28,781
    Other ......................        (52)        (62)         (7)        858
                                   --------    --------    --------    --------

Income (loss) before benefit
   for income taxes ............     (2,189)     (1,847)     (1,989)     20,440
Benefit for income taxes .......       --          --          --            75
                                   --------    --------    --------    --------
Net income (loss) ..............   $ (2,189)   $ (1,847)   $ (1,989)   $ 20,515
                                   --------    --------    --------    --------

Cumulative dividend on
   participating preferred
   stock .......................   $   --      $   --      $   --      $    133
                                   --------    --------    --------    --------

Net income (loss) available
   to common stockholders ......   $ (2,189)   $ (1,847)   $ (1,989)   $ 20,382
                                   ========    ========    ========    ========

Net income (loss) per common
   share:
    Basic ......................   $  (0.02)   $  (0.02)   $  (0.02)   $   0.25
                                   ========    ========    ========    ========
    Diluted ....................   $  (0.02)   $  (0.02)   $  (0.02)   $   0.25
                                   ========    ========    ========    ========

Shares used in calculating net
   income (loss) per common
   share:
    Basic ......................     93,856      93,138      93,851      80,365
                                   ========    ========    ========    ========
    Diluted ....................     93,856      93,138      93,851      80,365
                                   ========    ========    ========    ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2003          2002
                                                         --------      --------
                                                             (In thousands)
Cash flows from operating activities:
   Net (loss) income ...............................     $ (1,989)     $ 20,515
   Adjustments to reconcile net (loss)
      income to cash provided by
      (used in) operating activities:
      Depreciation and amortization ................        1,050         1,236
      Noncash expense for stock options ............         --              33
      Non-cash interest expense ....................           81         1,829
      Write-off of prepaid licenses
         and royalties .............................        2,379         2,100
      Gain on sale of Shiny ........................         --         (28,781)
      Other ........................................           (2)          (23)
      Changes in operating assets and
         liabilities:
         Trade receivables from related
            parties ................................           51        (1,882)
         Trade receivables, net ....................          163         2,162
         Inventories ...............................        1,107         2,251
         Prepaid licenses and royalties ............        1,561            64
         Other current assets ......................          469            26
         Accounts payable ..........................         (545)       (4,787)
         Accrued royalties .........................         (197)       (3,256)
         Other accrued liabilities .................       (1,039)         (797)
         Payables to related parties ...............       (4,095)        3,395
         Advances ..................................        1,923       (21,951)
                                                         --------      --------
            Net cash provided by (used in)
               operating activities ................          917       (27,866)
                                                         --------      --------

Cash flows from investing activities:
   Purchase of property and equipment ..............         (331)         (162)
   Proceeds from sale of Shiny .....................         --          33,102
                                                         --------      --------
            Net cash (used in) provided by
               investing activities ................         (331)       32,940
                                                         --------      --------

Cash flows from financing activities:
   Net payment on line of credit ...................         --          (1,576)
   (Repayment) borrowings from former
      Chairman .....................................         --          (3,218)
   Net proceeds from issuance of common
      stock ........................................            3             3
   Repayment of note payable .......................         (716)
   Proceeds from exercise of stock options .........         --              86
                                                         --------      --------
            Net cash (used in) financing
               activities ..........................         (713)       (4,705)
                                                         --------      --------
      Net (decrease) increase in cash ..............         (127)          369
Cash, beginning of period ..........................          134           119
                                                         --------      --------
Cash, end of period ................................     $      7      $    488
                                                         ========      ========

Supplemental cash flow information:
    Cash paid for:
            Interest ...............................     $     35      $    327

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (the "Company") and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the U.S. Securities and Exchange Commission.

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

     The Company's independent public accountants included a "going concern" explanatory paragraph in their audit report attached to the December 31, 2002 consolidated financial statements which had been prepared assuming that the Company will continue as a going concern.

     The Company has incurred substantial historical operating losses through September 30, 2003, and at that date, had a stockholders' deficit of $15.9 million and a working capital deficit of $18.3 million. The Company has historically funded its ongoing operations primarily from existing operations, through the use of lines of credit, royalty and distribution fee advances, cash generated by the private sale of securities and the sale of assets.

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

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of the Hunter franchise in February 2003, for $15.0 million. In August 2003, the Company completed an agreement with Avalon Interactive Group Ltd. ("Avalon"), which changed its name from Virgin Interactive Entertainment Limited on July 1, 2003 and is a subsidiary of Titus Interactive SA ("Titus"), the Company's largest stockholder. This agreement modified the terms of the parties' distribution agreement relating to an upcoming title. Under the terms of this agreement, the Company was paid a cash advance of approximately
$740,000. Upon delivery of the gold master to this title the Company will receive approximately an additional $740,000.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation.

PRINCIPLES OF CONSOLIDATION

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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of a distribution agreement with Vivendi Universal Games, Inc. ("Vivendi") in August 2001, substantially all of the Company's sales are made by two related party distributors: Vivendi, an affiliate of Universal Studios Inc. which owns less than 5 percent of the outstanding shares of the Company's common stock, and Avalon, a wholly owned subsidiary of Titus.

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

     The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case negotiated basis, the Company permits customers to return or exchange products and may provide markdown allowances on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying condensed consolidated financial statements.

     Customer support provided by the Company is limited to email and Internet support. These costs are not significant and are charged to expenses as incurred.

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


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

STOCK-BASED COMPENSATION

     At September 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three and nine months ended September 30, 2003 and 2002,. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                ---------------------    -----------------------
                                  2003         2002         2003         2002
                               ---------    ---------    ---------    ----------
                                (Dollars in thousands, except per share amounts)

Net income (loss) available
   to common stockholders,
   as reported .............   $  (2,189)   $  (1,847)   $  (1,989)   $   20,382
Pro forma compensation
   expense .................          55           64          151           151
                               ---------    ---------    ---------    ----------
Pro forma net income (loss)
   available to common
   stockholders ............   $  (2,244)   $  (1,911)   $  (2,140)   $   20,231
                               =========    =========    =========    ==========
Earnings (loss) per share,
   as reported
   Basic ...................   $   (0.02)   $   (0.02)   $   (0.02)   $     0.25
   Diluted .................   $   (0.02)   $   (0.02)   $   (0.02)   $     0.25

Earnings (loss) per share,
   pro forma
   Basic ...................   $   (0.02)   $   (0.02)   $   (0.02)   $     0.25
   Diluted .................   $   (0.02)   $   (0.02)   $   (0.02)   $     0.25


RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited consolidated financial statements, filed previously with the U.S. Securities and Exchange Commission in Form 10-K, that were required to be adopted during the period ended September 30, 2003 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:

                                          SEPTEMBER 30,             DECEMBER 31,
                                              2003                       2002
                                          ------------              ------------
                                                  (Dollars in thousands)

Packaged software ......................  $       922               $      2,029
                                          ===========               ============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                        2003                2002
                                                      ------              ------
                                                        (Dollars in thousands)
Prepaid royalties for titles in
   development .........................              $  800              $4,644
Prepaid royalties for shipped
   titles, net of amortization .........                 112                 431
Prepaid licenses and trademarks,
   net of amortization .................                 277                  54

                                                      ------              ------
                                                      $1,189              $5,129
                                                      ======              ======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0.7 million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, amortization of prepaid licenses and royalties was $6.6 million and $6.4, respectively, and included amounts amortized in connection with the sale of the Company's Hunter franchise to Vivendi (Note 7). Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled zero for the three months ended September 30, 2003 and 2002, and $2.4 million and $2.1 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                        2003               2002
                                                       ------             ------
                                                        (Dollars in thousands)

Advances for other distribution rights ...             $  579             $  101
                                                       ======             ======
Net advance from Vivendi distribution
   agreements ............................             $4,995             $3,550
                                                       ======             ======

     Other advances from distributors are repayable as products covered by those agreements are sold.

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90 percent of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company provided Titus with a guarantee under this agreement, which provided that in the event Titus did not achieve gross sales from the underlying properties of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, the Company was to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. In April 2003, the Company entered into a rescission agreement with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus terminated all executory obligations including, without limitation, the Company's obligation to pay Titus up to the $2 million guarantee.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     At September 30, 2003, the Company has an accrual of $180,000 for past due payroll taxes, including penalties and interest due to the non-payment of the Company's payroll tax liabilities. The Company expects this matter to be settled and the related accrual paid by December 2003. As of the filing of this Form 10-Q, the Company has accrued an additional $540,000 of principal, penalties, and interest related to the non-payment of payroll tax liabilities for the period October 1, 2003 through October 31, 2003.

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

     In August 2003, the Company sent several notifications to Vivendi accusing Vivendi of its failure to perform in accordance with the distribution agreement but did not receive a response acceptable to the Company. In September 2003, the Company decided to terminate the distribution agreement with Vivendi as a result of its alleged breaches, including for the non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, the Company and Vivendi reached a settlement as to their dispute under this distribution agreement whereby Vivendi will distribute the Company's Fallout:
Brotherhood of Steel in North America and Asia-Pacific (excluding Japan), and Vivendi will retain exclusive distribution rights in these regions for all future Company titles through August 2005.

     On September 19, 2003, the Company filed a complaint against Atari, Inc. in the Supreme Court of the State of New York. The complaint alleges that Atari, Inc. wrongfully claims a termination of a multi-year license agreement between the parties and seeks an injunction and declaratory relief preventing Atari, Inc. from terminating this license agreement pending a determination on the merits. In September 2003, the Company successfully obtained a preliminary injunction in the Supreme Court of the State of New York preventing Atari, Inc. from terminating this multi-year license agreement until such time as a decision on the merits has been rendered. As of September 30, 2003, the parties remain in litigation. The Company believes Atari, Inc.'s attempt to terminate the license agreement is without merit and intends to vigorously prosecute its position.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of Two Million Dollars ($2,000,000). At the time the suit was filed, the current remaining principal sum due under the note was One Million Three Hundred, Thirty-Three Thousand Three Hundred Thirty-Three Dollars and Thirty-Four cents ($1,333,333.34), plus interest. The Company settled this litigation and entered into a payment plan with Warner Bros. to satisfy the balance of the note by January 30, 2004.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") filed a motion for summary judgment in lieu of complaint against us in the amount of $1.3 million, alleging, among other things, that we are liable to pay Special Situations $1.3 million for our failure to timely register for resale with the Securities and Exchange Commission certain shares of our common stock that Special Situations purchased from us in April 2001. The court denied Special Situation's motion for summary judgment in

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


lieu of complaint. Special Situations filed and served the Company with a complaint, which the Company has answered. This case is currently in the discovery phase and the Company is vigorously defending its position.

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


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                             2003              2002             2003              2002
                                          -----------      -----------       -----------      -----------
                                                      (In thousands, except per share amounts)
Net income (loss) available to
   common stockholders .............      $   (2,189)      $   (1,847)       $   (1,989)      $   20,382
                                          -----------      -----------       -----------      -----------
Shares used to compute net income
   (loss) per share:
   Weighted-average common shares ...         93,856            3,138            93,851           80,365
   Dilutive stock equivalents .......            -                -                 -                -
                                          -----------      -----------       -----------      -----------
   Dilutive potential common shares .         93,856           93,138            93,851           80,365
                                          ===========      ===========       ===========      ===========
Net income (loss) per share:
   Basic ............................     $    (0.02)      $    (0.02)       $    (0.02)      $     0.25
   Diluted ..........................     $    (0.02)      $    (0.02)       $    (0.02)      $     0.25


     There were options and warrants outstanding to purchase 10,411,218 and 11,264,231 shares of common stock at September 30, 2003 and 2002, respectively, which were excluded from the earnings per share computation for the three and nine months ended September 30, 2003 and 2002, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at September 30, 2003 and 2002 was $1.93 and $2.05, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


NOTE 7.  RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                       SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                       ------------------      -----------------
                                                 (Dollars in thousands)
Receivables from related parties:
       Avalon .......................  $           4,689       $          2,050
       Vivendi ......................              1,163                    487
       Titus ........................                305                    200
       Return allowance .............             (3,702)                  (231)
                                       -----------------       ----------------
       Total ........................  $           2,455       $          2,506
                                       =================       ================

Payables to related parties:
       Avalon .......................  $             491      $           1,797
       Vivendi ......................              2,859                  5,322
       Titus ........................                  -                    321
                                       -----------------       ----------------
       Total ........................  $           3,350      $           7,440
                                       =================       ================


DISTRIBUTION AND PUBLISHING AGREEMENTS

TITUS INTERACTIVE SA

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for fees. In connection with such distribution services, the Company recognized fee income of zero and $12,000 for the three months ended September 30, 2003 and 2002 and $5,000 and $31,000 for the nine months ended September 30, 2003 and 2002, respectively.

     Amounts due to Titus at December 31, 2002 consisted primarily of trade payables.

     In March 2003, the Company entered into a note receivable with Titus Software Corp. ("TSC"), a subsidiary of Titus, for $226,000. The note earns interest at 8 percent per annum and is due in February 2004. In May 2003, the Company's board of directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. The balance on the note receivable, with accrued interest, at September 30, 2003 was $227,000.

     In April 2003, the Company paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by the Company, $448,000 in connection with services provided by Europlay to the Company.

     In May 2003, the Company's Chief Executive Officer instructed the Company to pay TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the CEO requested that the Company credit the $60,000 to amounts owed to him by the Company arising from expenses incurred in connection with providing services to the Company. The Company's management is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

TRANSACTIONS WITH TITUS JAPAN K.K.

     In June 2003, the Company entered into a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regards to certain sales transactions in Japan. This representation agreement has not been approved by our Board and is currently being reviewed by the Board. As of September 30, 2003, the Company has received approximately $50,000 in income and incurred approximately $10,000 in commission fees pursuant to this agreement.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


AVALON INTERACTIVE GROUP LTD.

     Under an International Distribution Agreement, Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, the Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending in February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company pays Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on behalf of the Company. In connection with the International Distribution Agreement, the Company subleased office space from Avalon through March 2003. In September 2003, the Company amended this International Distribution Agreement to provide Avalon with exclusive Australian distribution rights to a product.

     In connection with the International Distribution Agreement, the Company incurred distribution commission expense of $412,000 and $200,000 for the three months ended September 30, 2003 and 2002, and $475,000 and $500,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company recognized overhead fees of zero dollars and $500,000 for the nine months ended September 30, 2003 and 2002, respectively.

     Under a Product Publishing Agreement with Avalon, as amended, the Company has an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. The Company does not anticipate releasing the title and does not anticipate any further transactions under this agreement. In connection with the Product Publishing Agreement with Avalon, the Company earned zero dollars and $8,000 in connection with performing publishing and distribution services on behalf of Avalon for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, the Company earned zero dollars and $47,000, respectively.

     In June 1997, the Company entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which it agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivatives including all publishing and distribution rights. Subsequently, in March 2002, the Company entered into a Term Sheet with Avalon, pursuant to which Avalon assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Avalon acquired exclusive rights to ship the game in certain territories. Avalon paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. While reserving its rights vis-a-vis Avalon, the Company then resumed making payments to Confounding Factor to protect its interests in "Galleon," and since that time has been providing production assistance to the developer in order to finalize the Xbox version of the game, which the Company expects to release in its fourth quarter. As of March 2003, the Company met all of the remaining financial obligations to Confounding Factor. The Company is currently negotiating a settlement with Avalon regarding the publishing rights to "Galleon".

     In January 2003, the Company entered into a waiver with Avalon related to the distribution of a video game title in which it sold its European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, the Company paid Avalon $650,000 and will pay Avalon 50 percent of all proceeds in excess of the advance received from Vivendi. As of September 30, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, Avalon Interactive UK Ltd. (formerly named Virgin Interactive Entertainment (Europe) Limited) ) ("Avalon Europe"), the operating subsidiary of Avalon, filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom. We are not creditors of Avalon Europe. In May 2003, Avalon filed its own CVA in the United Kingdom in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA and of the approval of the CVA of its operating subsidiary, Avalon Europe, on our ability to collect amounts due from Avalon are uncertain (see note 7). As a result, we cannot guarantee our ability to collect the debts we believe are due and owed to us from Avalon. If Avalon is not able to operate under the new CVA, the Company expects Avalon to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Avalon, and will not have a distributor for our products in Europe and the other territories in which Avalon presently distributes our products.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2003


     In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain license rights and to avoid potential third-party liability from various licensors of its products. In connection with the settlement, the Company incurred legal fees of $80,000. Consequently, Avalon owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement, which is included in trade receivables from related parties and which the Company has fully reserved for.

     In August 2003 the Company completed an agreement with Avalon which modified the terms of the parties' distribution agreement relating to an upcoming title. Under the terms of this agreement, the Company was paid a cash advance of approximately $740,000. Upon delivery of the gold master to this title the Company will receive approximately an additional $740,000.

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

     In connection with distribution agreements with Vivendi, the Company incurred distribution commission expense of $1.8 million and $0.7 million for the three months ended September 30, 2003 and 2002, and $5.8 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

     In September 2003, the Company decided to terminate the distribution agreement with Vivendi as a result of its alleged breaches, including for the non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, the Company and Vivendi reached a settlement as to their dispute under this distribution agreement, whereby Vivendi will distribute the Company's Fallout: Brotherhood of Steel in North America and Asia-Pacific (excluding Japan), and Vivendi will retain exclusive distribution rights in these regions for all future Company titles through August 2005.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:


                          THREE MONTHS ENDED SEPTEMBER 30,                       NINE MONTHS ENDED SEPTEMBER 30,
                --------------------------------------------------    --------------------------------------------------
                         2003                       2002                       2003                      2002
                -----------------------    -----------------------    -----------------------   ------------------------
                  AMOUNT      PERCENT       AMOUNT       PERCENT        AMOUNT      PERCENT       AMOUNT       PERCENT
                -----------  ----------    ----------   ----------    -----------  ----------   ------------  ----------
                                                          (Dollars in thousands)
North America      $ 1,808          38%     $ 7,985           82%     $   4,702          19%     $ 20,845          56%

Europe               2,333          50          978           10          4,043          16         3,915          11

Rest of World          485          10          175            2            641           3           308           1

OEM, royalty and
   licensing           101           2          539            6         15,372          62        11,973          32
                -----------  ----------    ----------   ----------    -----------  ----------   ------------  ----------
                   $ 4,727         100%     $ 9,677          100%     $  24,758         100%     $ 37,041         100%
                ===========  ==========    ==========   ==========    ===========  ==========   ============  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the U.S. Securities and Exchange Commission, and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, financing activities, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that the Company will achieve its operating plans or generate positive cash flow in the future, arrange adequate financing or complete strategic transactions on satisfactory terms, if at all, or that any cost reductions effected by the Company will be sufficient to offset any negative cash flow from operations.

     Additional risks and uncertainties include possible delays in the completion of products, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand for the Company's products, lost sales because of the rescheduling of products launched or orders delivered, failure of the Company's markets to continue to grow, that the Company's products will remain accepted within their respective markets, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key development and management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Additional factors that may affect future operating results are discussed in more detail in "Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Commencing in August 2001, substantially all of our sales are made by two related party distributors:
Vivendi Universal Games, Inc. ("Vivendi") and Avalon Interactive Group Ltd. ("Avalon"), formerly named Virgin Interactive Entertainment Ltd. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

     We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange products and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying condensed consolidated financial statements.

     We provide customer support only via email and the Internet. Customer support costs are not significant and we charge such costs to expenses as we incur them.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of the financial statements. The policies related to consolidation, channel exposure and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2002 audited financial statements, filed previously with the U.S. Securities and Exchange Commission in Form 10-K, that were required to be adopted during the period ending September 30, 2003 did not have a significant impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                   THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                                 SEPTEMBER 30,
                                  ---------------------------------------------     ---------------------------------------------
                                           2003                    2002                    2003                       2002
                                  --------------------     --------------------     --------------------     --------------------
                                              % OF NET                 % OF NET                 % OF NET                 % OF NET
                                   AMOUNT     REVENUES      AMOUNT     REVENUES      AMOUNT     REVENUES      AMOUNT     REVENUES
                                  --------    --------     --------    --------     --------    --------     --------    --------
                                                                      (Dollars in thousands)
Net revenues ..................   $  4,727         100%    $  9,677         100%    $ 24,758         100%    $ 37,041         100%
Cost of goods sold ............      1,849          39%       5,675          59%       9,948          40%      20,754          56%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Gross profit ..................      2,878          61%       4,002          41%      14,810          60%      16,287          44%
                                  --------    --------     --------    --------     --------    --------     --------    --------

Operating expenses:
     Marketing and sales ......        496          11%         965          10%         962           4%       5,328          14%
     General and administrative        928          20%       1,010          10%       4,587          19%       5,816          16%
     Product development ......      3,555          75%       3,460          36%      11,124          45%      12,161          33%
                                  --------    --------     --------    --------     --------    --------     --------    --------
     Total operating expenses .      4,979         106%       5,435          56%      16,673          67%      23,305          63%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Operating income ..............     (2,101)        (45%)     (1,433)        (15%)     (1,863)         (7%)     (7,018)        (19%)

Gain on sale of Shiny .........       --             0%        --             0%        --             0%      28,781          78%
Other expense .................        (88)         (2%)       (414)         (4%)       (126)         (1%)     (1,323)         (4%)
                                  --------    --------     --------    --------     --------    --------     --------    --------
Income (loss) before income
   taxes ......................     (2,189)        (46%)     (1,847)        (19%)     (1,989)         (8%)     20,440          55%
Benefit for income taxes ......       --             0%        --            (0%)       --             0%         (75)          0%
                                  --------    --------     --------    --------     --------    --------     --------    --------
Net income ....................   $ (2,189)        (47%)   $ (1,847)        (19%)   $ (1,989)         (8%)   $ 20,515          55%
                                  ========    ========     ========    ========     ========    ========     ========    ========

Net revenues by geographic
region:
     North America ............   $  1,808          38%    $  7,985          82%    $  4,702          19%    $ 20,845          56%
     International ............      2,818          60%       1,153          12%       4,684          19%       4,223          12%
     OEM, royalty and licensing        101           2%         539           6%      15,372          62%      11,973          32%


Net revenues by platform:
     Personal computer ........   $  3,009          64%    $  4,548          47%    $  4,633          19%    $ 11,939          32%
     Video game console .......      1,617          34%       4,590          47%       4,753          19%      13,129          36%
     OEM, royalty and licensing        101           2%         539           6%      15,372          62%      11,973          32%


NORTH AMERICAN, INTERNATIONAL AND ORIGINAL EQUIPMENT MANUFACTURER ("OEM"), ROYALTY AND LICENSING NET REVENUES

     Net  revenues  for the three  months  ended  September  30,  2003 were $4.7 million, a decrease of 51% compared to the same period in 2002. This decrease resulted from a 77% decrease in North American net revenues, an 81% decrease in OEM, royalties and licensing revenues, offset by a 144% increase in international net revenues.

     North American net revenues for the three months ended September 30, 2003 were $1.8 million. The decrease in North American net revenues in the three months ended September 30, 2003 was mainly due to a 65% decrease in back catalog sales compared to the 2002 comparable period as a result of concluding sales activity under the August 2001 distribution agreement with Vivendi and an 89% decrease in new release gold master revenue. Furthermore, we delivered one gold master in the three months ended September 30, 2003 compared to delivering three gold masters in the same period in 2002, resulting in a decrease in North American sales of $8.0 million and a decrease in product returns and price concessions of $1.8 million as compared to the 2002 comparable period. In addition, the decrease in back catalog sales is due to having fewer titles to replace titles that have exhausted their useful commercial lives and we have lost the rights to certain titles that were a part of our back catalog and have not obtained new titles to replaces those titles. The decrease in product returns and price concessions in the three months ended September 30, 2003 as compared to the 2002 comparable period is due to decreased back catalog sales under the terms of the August 2001 distribution agreement with Vivendi, whereby the Company assumes all credit, product return and price concession risks, as opposed to the August 2002 distribution agreement with Vivendi, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     International net revenues for the three months ended September 30, 2003 were $2.8 million. The increase in international net revenues for the three months ended September 30, 2003 was mainly due to a 110% increase in new release sales due to releasing three new titles, two of which were previously released in North America in the 2003 period as compared to one in the 2002 period, offset by a decrease of 6% in back catalog sales. Our increase in sales is a result of the acceptance of Avalon's Company Voluntary Arrangement, or CVA, which gave Avalon new resources for them to dedicate to the sale of our products. Overall, in the three months ended September 30, 2003, we had a $1.2 million increase in revenue and a decrease in product returns and price concessions of $0.5 million compared to the comparable 2002 period.

     OEM, royalty and licensing net revenues for the three months ended September 30, 2003 were $0.1 million, a decrease of $0.4 million as compared to the same period in 2002. OEM net revenues decreased by $0.4 million in the three months ended September 30, 2003 as compared to the 2002 comparable period and licensing net revenues remained constant as compared to the 2002 comparable period. The decrease in OEM net revenues is a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products.

     Net revenues for the nine months ended September 30, 2003 were $24.8 million, a decrease of 33% compared to the same period in 2002. This decrease resulted from a 77% decrease in North American net revenues, offset by a 11% increase in international net revenues and a 29% increase in OEM, royalties and licensing revenues.

     North American net revenues for the nine months ended September 30, 2003 were $4.7 million. The decrease in North American net revenues in the nine months ended September 30, 2003 was mainly due to a 79% decrease in back catalog sales compared to the comparable 2002 period as a result of concluding sales activity under the August 2001 distribution agreement with Vivendi and an 85% decrease in new release gold master revenue. During the nine months ended September 30, 2003 we delivered two gold masters compared to delivering four gold masters in the comparable 2002 period, resulting in a decrease in North American sales of $20.8 million and a decrease in product returns and price concessions of $4.7 million in the nine months ended September 30, 2003, as compared to the 2002 comparable period. Furthermore, our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives and we have lost the rights to certain titles that were a part of our back catalog and have not obtained new titles to replaces those titles. The decrease in product returns and price concessions in the nine months ended September 30, 2003 as compared to the 2002 comparable period is due to decreased back catalog sales under the terms of the August 2001 distribution agreement with Vivendi, whereby the Company assumes all credit, product return and price concession risks, as opposed to the August 2002 distribution agreement with Vivendi, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks.

     We expect that our North American publishing net revenues will decrease in fiscal 2003 compared to fiscal 2002, mainly due to decreased unit sales and our release of all new titles under the terms of the August 2002 distribution agreement with Vivendi.

     International net revenues for the nine months ended September 30, 2003 were $4.7 million. The increase in international net revenues for the nine months ended September 30, 2003 was mainly due to releasing three gold masters to three titles, which were previously released in North America to Vivendi under a one-time distribution agreement for the three titles in Europe with terms similar to the distribution arrangement in North America. The Company also released three new titles, two of which were previously released in North America, through Avalon. Avalon remains our main distributor in Europe and will distribute our future releases in Europe under the terms of our International Distribution Agreement, as amended. In addition, the increase in international net revenues was impacted by a 235% increase in new release sales mainly due to releasing six new titles in the 2003 period as compared to one in the 2002 period. Additionally, our increase in sales is a result of the acceptance of Avalon's Company Voluntary Arrangement, or CVA, which gave Avalon new resources for them to dedicate to the sale of our products. Overall, in the nine months ended September 30, 2003, we had a $0.7 million decrease in revenue and a decrease in product returns and price concessions of $1.2 million compared to the comparable 2002 period.

     We expect that our international publishing net revenues will increase in fiscal 2003 as compared to fiscal 2002, mainly due to increased unit sales. However, if Avalon is not able to operate under the new CVA, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our European sales.

     OEM, royalty and licensing net revenues for the nine months ended September 30, 2003 were $15.4 million, an increase of $3.4 million as compared to the same period in 2002. OEM net revenues decreased by $2.8 million in the nine months ended September 30, 2003 as compared to the 2002 comparable period and licensing net revenues increased by $6.2 million as compared to the 2002 period. The decrease in OEM net revenues is a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to end users and our continued focus on video game console titles, which typically are not bundled with other products. The nine months ended September 30, 2003 included revenue related to the sale of all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube. Our 2002 licensing net revenues included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with a third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the nine months ended September 30, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee.

     We expect that OEM, royalty and licensing net revenues in fiscal 2003 will increase compared to fiscal 2002 as a result of recording the $15 million in revenue resulting from the sale of the Hunter video game franchise in February 2003.

PLATFORM NET REVENUES

     PC net revenues for the three months ended September 30, 2003 were $3.0 million, a decrease of 34% compared to the same period in 2002. The decrease in PC net revenues in the three months ended September 30, 2003 was primarily due to decreased net revenues from both back catalog and new releases. Video game console net revenues were $1.6 million, a decrease of 65% for the three months ended September 30, 2003 compared to the same period in 2002, due to not delivering any gold masters for any titles to Vivendi in the 2003 period compared to delivering two gold masters in 2002 and decreased back catalog sales.

     PC net revenues for the nine months ended September 30, 2003 were $4.6 million, a decrease of 61% compared to the same period in 2002. The decrease in PC net revenues in the nine months ended September 30, 2003 was primarily due to decreased net revenues from both back catalog and new releases. Video game console net revenues were $4.8 million, a decrease of 64% for the nine months ended September 30, 2003 compared to the same period in 2002, in part because of the way in which we were responsible for production under our August 2001 distribution agreement with Vivendi. In the nine months ended September 30, 2003, we delivered the gold master for one console title, Run Like Hell (Xbox), to Vivendi, under the terms of the August 2002 distribution agreement, in which Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns and in return, pays us a lower per unit rate. In the 2002 period, we released one title under the terms of the August 2001 agreement with Vivendi, whereby we were responsible for all marketing, manufacturing and bore any price concession risks, in which we receive a higher per unit rate. In addition, during 2002 we delivered gold masters for two titles under the terms of the August 2002 distribution agreement, in which Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns and in return, pays us a lower per unit rate.

     We expect our PC net revenues to decrease in fiscal 2003 as compared to fiscal 2002 as we expect to release no new PC titles during the rest of 2003 as we continue to focus more on console products. We anticipate delivering the gold masters to the following new console titles: Baldur's Gate: Dark Alliance 2 (Playstation 2 and Xbox) and Fallout: Brotherhood of Steel (PlayStation 2 and
Xbox) during the rest of 2003. We expect our console net revenues to decrease in fiscal 2003 due to receiving a lower per unit rate on more of our titles as compared with fiscal 2002 in exchange for not assuming any credit, price concessions and inventory risk, including product returns.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our cost of goods sold decreased 67% to $1.8 million in the three months ended September 30, 2003 compared to the same period in 2002. The decrease was due to lower back catalog sales under the August 2001 agreement with Vivendi. Our gross margin increased to 61% for the 2003 period from 41% in the 2002 period.

This was primarily due to lower cost of goods in the 2003 period as the only cost of goods we incur under the August 2002 distribution agreement with Vivendi are expenses related to royalties due to third parties. The 2002 period was negatively impacted by higher amortization of prepaid royalties on externally developed products.

     Our cost of goods sold decreased 52% to $9.9 million in the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was due to lower back catalog sales in Europe due to the financial difficulties of Avalon, lower back catalog sales under the August 2001 agreement with Vivendi and not incurring any cost of goods expenditures under the August 2002 agreement with Vivendi offset by $2.9 million in amortization of prepaid royalties associated with the sale of the Hunter video game franchise. Our gross margin increased to 60% for the nine months ended September 30, 2003 from 44% in the 2002 comparable period. This was primarily due to the gross profit margin realized from the $15 million in revenue related to the sale of all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise and lower cost of goods in the 2003 period as the only cost of goods we incur under the August 2002 agreement with Vivendi are expenses related to royalties due to third parties. Both periods were negatively impacted by higher amortization of prepaid royalties on externally developed products, including approximately $2.4 million in fiscal 2003 and $2.1 million in fiscal 2002 in write-offs of canceled development projects or on titles that were not expected to meet our desired profit requirements.

     We expect our gross profit margin and gross profit to increase in fiscal 2003 as compared to fiscal 2002 due to lower cost of goods in fiscal 2003 resulting from our August 2002 distribution agreement with Vivendi, the absence in fiscal 2003 of significant, unusual product returns and price concessions and additional write-offs of prepaid royalties, and the sale of all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15 million.

MARKETING AND SALES

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2003 were $0.5 million, a 49% decrease as compared to the 2002 comparable period. The decrease in marketing and sales expenses is due to a $0.8 million decrease in personnel costs and general expenses due in part to our shift from a direct sales force for North America to a distribution arrangement with Vivendi offset by a $0.3 million increase in advertising and retail marketing support expenditures in Europe to support the increase in sales during the period.

     Marketing and sales expenses for the nine months ended September 30, 2003 were $1.0 million, an 82% decrease as compared to the 2002 comparable period. The decrease in marketing and sales expenses is due to a $2.1 million reduction in advertising and retail marketing support expenditures and a $2.2 million decrease in personnel costs and general expenses. The $2.1 million reduction in advertising and retail marketing support expenditures is due to lower back catalog and new release net revenues, as well as a $0.5 million decrease in overhead fees paid to Avalon under our April 2001 settlement with Avalon. The $2.2 million decrease in personnel costs and general expenses is due in part to our shift from a direct sales force for North America to the distribution arrangement with Vivendi.

     We expect our marketing and sales expenses to decrease in fiscal 2003 compared to fiscal 2002, due to lower personnel costs from our reduced headcount, a reduction in overhead fees paid to Avalon pursuant to the April 2001 settlement and the release of titles under the terms of the August 2002 distribution agreement whereby Vivendi pays us a lower per unit rate and in return assumes all marketing expenditures.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2003 were $0.9 million, a 8% decrease as compared to the same period in 2002. The decrease is due to a $0.1 million decrease in personnel costs and general expenses.

     General and administrative expenses for the nine months ended September 30, 2003 were $4.6 million, a 21% decrease as compared to the same period in 2002. The decrease is due to a $1.2 million decrease in personnel costs and general expenses.

     We expect our general and administrative expenses to decrease in fiscal 2003 compared to fiscal 2002 due to a decrease in personnel costs and general expenses.

PRODUCT DEVELOPMENT

     Product development expenses for the three months ended September 30, 2003 were $3.6 million, a 3% increase as compared to the same period in 2002. This increase is due to a $0.1 million increase in personnel costs and general expenses.

     Product development expenses for the nine months ended September 30, 2003 were $11.1 million, a 9% decrease as compared to the same period in 2002. This decrease is due to a $1.1 million decrease in personnel costs and general expenses as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

     We expect our product development expenses to decrease in fiscal 2003 compared to fiscal 2002 due to a decrease in personnel costs and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

     We have funded our operations to date primarily through the use of royalty and distribution fee advances, cash generated by the private sale of securities, the sale of assets and from results of operations.

     As of September 30, 2003, we had a working capital deficit of $18.3 million, and our cash balance was approximately $7,000. We anticipate our current cash reserves, plus our expected generation of cash from existing operations, will only be sufficient to fund our anticipated expenditures, including payroll, into the fourth quarter of fiscal 2003. The Company expects to receive certain funds in November 2003. However, if such funds are not received, the Company will not be able to meet its current cash obligations. We expect that we will need to substantially reduce our working capital needs and/or raise additional funds. We entered into the August 2002 distribution agreement with Vivendi, which accelerates cash collections through non-refundable minimum guarantees. If we are unable to substantially reduce our working capital needs, are unsuccessful in collecting amounts owed to us, fail to adequately exploit our game assets, or otherwise do not receive sufficient financing we may pursue a number of actions, including, but not limited to, (i) liquidation of any or all of our assets, (ii) sale or merger of the Company and/or (iii) seek protection from our creditors.

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

     Our main source of capital is from the release of new titles. Historically, we have had some delays in the release of new titles and we anticipate that we may continue to incur delays in the release of future titles. These delays can have a negative impact on our liquidity.

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

     In order to improve our cash flow, in August 2002, we entered into a new distribution arrangement with Vivendi, whereby, Vivendi distributes substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi pays us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a gold master to Vivendi, Vivendi pays us, as a minimum guarantee, a specified percent of the projected amount due to us based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. We expect this new arrangement to improve our short-term liquidity, but should not impact our overall liquidity.

CURRENT DEVELOPMENTS

     At September 30, 2003, the Company has an accrual of $180,000 for past due payroll taxes, including penalties and interest due to the non-payment of the Company's payroll tax liabilities. The Company expects this matter to be settled and the related accrual paid by December 2003. As of the filing of this Form 10-Q, the Company has accrued an additional $540,000 of principal, penalties, and interest related to the non-payment of payroll tax liabilities for the period October 1, 2003 through October 31, 2003.

     In August, 2003 the Company completed an agreement with Avalon which modified the terms of the parties' distribution agreement relating to an upcoming title. Under the terms of this agreement, the Company was paid a cash advance of approximately $740,000. Upon delivery of the gold master to this title the Company will receive approximately an additional $740,000.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our net losses, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $0.9 million during the nine months ended September 30, 2003, primarily attributable to reductions of inventory and prepaid royalties and advances received from Vivendi. These cash proceeds from operating activities were partially offset by decreases in payables to related parties and accounts payables.

     Net cash used by financing activities of $0.7 million for the nine months ended September 30, 2003, consisted primarily of payments on a secured note payable to Warner Bros. Entertainment Inc. Cash used in investing activities of $0.3 million for the nine months ended September 30, 2003 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures.

     The following summarizes our contractual obligations under non-cancelable operating leases and other borrowings at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                  Less Than    1 - 3     After
                                        Total      1 Year      Years    3 Years
                                       -------   ----------   -------   --------
                                                    (In thousands)
Contractual cash obligations -
   Non-cancelable operating
      lease obligations .............  $ 4,054    $ 1,496     $ 2,558   $     -
                                       =======   ==========   =======   ========
ACTIVITIES WITH RELATED PARTIES

     Our operations involve significant transactions with Titus, our majority stockholder, Avalon, a wholly-owned subsidiary of Titus, and Vivendi, an affiliate of Universal Studios, Inc. ("Universal") which owns less than 5% of our common stock.

     As of September 30, 2003, Universal's ownership decreased below 5%. As a result, Universal will no longer be considered a 5% or more beneficial holder of the Company's common stock and all future filings will no longer disclose
Universal as such. Consequently, all future filings involving disclosure of Vivendi will no longer be made on the basis of disclosures of an affiliate of a 5% or more beneficial holder of the Company's common stock.

TRANSACTIONS WITH TITUS

     In connection with the equity investments by Titus, we perform distribution services on behalf of Titus for fees. In connection with such distribution services, we recognized fee income of $5,000 and $19,000 for the nine months ended September 30, 2003 and 2002, respectively.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games "EarthWorm Jim", "Messiah", "Wild 9", "R/C Stunt Copter", "Sacrifice", "MDK", "MDK II", and "Kingpin", and Titus licensed from us the right to develop, publish, manufacture and distribute the games "Hunter I", "Hunter II", "Icewind Dale I", "Icewind Dale II", and "BG: Dark Alliance II" solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6 percent per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90% of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to an April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell certain rights and licenses. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we provided Titus with a guarantee under this agreement, which provides that in the event Titus did not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, we were to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We entered into a rescission agreement in April 2003 with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, we terminated any executory obligations remaining, including, without limitation, our obligation to pay Titus up to the $2 million guarantee.

     In March 2003, we entered into a note receivable with Titus Software Corp. ("TSC"), a subsidiary of Titus, for $226,000. The note earns interest at 8% per annum and is due in February 2004. In May 2003, our board of directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. The balance on the note receivable, with accrued interest, at September 30, 2003 was $232,000.

     In April 2003, we paid Europlay I, LLC ("Europlay"), a financial advisor originally retained by Titus, and subsequently retained by us, $448,000 in connection with prior services provided by Europlay to us.

     In May 2003, our Chief Executive Officer instructed us to pay TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, our CEO requested that we credit the $60,000 to amounts owed to him by the Company arising from expenses incurred in connection with providing services to us. Our management is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

TRANSACTIONS WITH EDGE LLC

     In September 2003, our Board of Directors ratified and approved the Company's engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. As of September 30, 2003, the Company has incurred an aggregate expense of approximately $38,400 to Edge LLC. Mr. Vulpillat, a director of the Company, is the owner and consultant for Edge LLC.

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     Under an International Distribution Agreement with Avalon, Avalon provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In September 2003, we amended this International Distribution Agreement to provide Avalon with exclusive Australian rights to a product.

     Under a Product Publishing Agreement with Avalon, as amended, we have an exclusive license to publish and distribute one future product release within North America, Latin America and South America for a royalty based on net sales. We do not anticipate releasing the title and do not anticipate having any further transactions under this agreement.

     In June 1997, we entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which we agreed to commission the development of the game "Galleon" in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, we entered into a Term Sheet with Avalon, pursuant to which Avalon assumed all responsibility for future milestone payments to Confounding Factor to complete development of "Galleon" and Avalon acquired exclusive rights to ship the game in certain territories. Avalon paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. While reserving our rights vis-a-vis Avalon, we then resumed making payments to Confounding Factor to protect our interests in "Galleon," and since that time have been providing production assistance to the developer in order to finalize the Xbox version of the game, which we expect to release in our fourth quarter. As of March 2003, we met all of the remaining financial obligations to Confounding Factor. We are currently negotiating a settlement with Avalon regarding the publishing rights to "Galleon".

     In January 2003, we entered into a waiver with Avalon related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, we paid Avalon $650,000 and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of September 30, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, Avalon Interactive (UK) Ltd. (formerly named Virgin Interactive Entertainment (Europe) Limited ("Avalon Europe"), the operating subsidiary of Avalon, filed for a Company Voluntary Arrangement, or CVA, a process of reorganization in the United Kingdom. We are not creditors of Avalon Europe. In May 2003, Avalon filed its own CVA in the United Kingdom in which we participated in and approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA and of the approval of the CVA of its operating subsidiary, Avalon Europe, on our ability to collect amounts due from Avalon is uncertain. As a result, we cannot guarantee our ability to collect the debts we believe are due and owing to us from Avalon. If Avalon is not able to operate under the new CVA, the Company expects Avalon to cease operations and liquidate, in which event we will most likely not receive any amounts presently due us by Avalon, and will not have a distributor for our products in Europe and the other territories in which Avalon presently distributes our products.

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement, which we have fully reserved for.

     In August 2003 the Company completed an agreement with Avalon which modified the terms of the parties' distribution agreement relating to an upcoming title. Under the terms of this agreement, the Company was paid a cash advance of approximately $740,000. Upon delivery of the gold master to this title the Company will receive approximately an additional $740,000. We expect to deliver the gold master by the end of fiscal 2003.

TRANSACTIONS WITH VIVENDI

     In February 2003, we sold to Vivendi, all future interactive entertainment publishing rights to the "Hunter: The Reckoning" franchise for $15.0 million, payable in installments. We retain the rights to the previously published "Hunter: The Reckoning" titles on Microsoft Xbox and Nintendo GameCube.

     In September 2003, the Company decided to terminate the distribution agreement with Vivendi as a result of its alleged breaches, including for the non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, the Company and Vivendi reached a settlement as to their dispute under this distribution agreement, whereby Vivendi will distribute the Company's Fallout: Brotherhood of Steel in North

America and Asia-Pacific (excluding Japan), and Vivendi will retain exclusive distribution rights in these regions for all future Company titles through August 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of September 30, 2003. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK

     Our interest rate risk is due to our working capital lines of credit typically having an interest rate based on either the bank's prime rate or LIBOR. Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future. A change in interest rates would not have an effect on our interest expense on the Secured Convertible Promissory
Note issued to Warner Bros. Entertainment Inc. because this instrument bears a fixed rate of interest.

     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiarys functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Avalon. We recognized gains of $62,000 and $82,000 during the nine months ended September 30, 2003 and 2002, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2003, the end of the period covered by this report, our Chief Executive Officer and interim Chief Financial Officer, Herve Caen, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-145 and 15d-15. Based upon that evaluation, Mr. Caen believes that, as of the date of the evaluation, our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its U.S. Securities and Exchange Commission disclosure obligation.

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

     As of September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to Mr. Caen.

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

     In August 2003, the Company sent several notifications to Vivendi accusing Vivendi of its failure to perform in accordance with the distribution agreement but did not receive a response acceptable to the Company. In September 2003, the Company decided to terminate the distribution agreement with Vivendi as a result of its alleged breaches, including for the non-payment of money owed to the Company under the terms of this distribution agreement. In September 2003, Vivendi filed a complaint against the Company seeking, among other relief, a determination of the parties' rights and obligations under this distribution agreement. In October 2003, the Company and Vivendi reached a settlement as to their dispute under this distribution agreement.

     On September 19, 2003, the Company filed a complaint against Atari, Inc. in the Supreme Court of the State of New York. The complaint alleges that Atari, Inc. wrongfully claims a termination of a multi-year license agreement between the parties and seeks an injunction and declaratory relief preventing Atari, Inc. from terminating this license agreement pending a determination on the merits. In September 2003, the Company successfully obtained a preliminary injunction in the Supreme Court of the State of New York preventing Atari, Inc. from terminating this multi-year license agreement until such time as a decision on the merits has been rendered. As of September 30, 2003, the parties remain in litigation. The Company believes Atari, Inc.'s attempt to terminate the license agreement is without merit and intends to vigorously prosecute its position.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2,000,000. At the time the suit was filed, the current remaining principal sum due under the note was $1,333,333.34, plus interest. The Company settled this litigation and entered into a payment plan with Warner Bros. to satisfy the balance of the note by January 30, 2004.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") filed a motion for summary judgment in lieu of complaint against the Company in the amount of $1.3 million, alleging among other things, that the Company is liable to pay Special Situations $1.3 million for its failure to timely register for resale with the SEC certain shares of our common stock that Special Situations purchased from us in April 2001. The court denied Special Situation's motion for summary judgment in lieu of complaint. Special Situations subsequently filed and served the Company with a complaint, which the Company has answered. This case is currently in the discovery phase. The Company denies these claims and is vigorously defending its position.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) The Company has received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. The Company and Warner Bros. Entertainment Inc. have since entered into a mutually agreed upon repayment plan to satisfy the balance of the note by January 30, 2004. As of the date of this report, the Company owes principal and interest of $1,262,725.93 under this note.

ITEM 5.  OTHER INFORMATION

     The Company held its 2002 annual stockholder meeting on October 10, 2002. This year, the annual stockholder meeting of the Company is expected to be held on December 18, 2003. Any stockholder who intends to present a proposal at the 2004 annual meeting of stockholders for inclusion in our proxy statement and proxy form relating to such annual meeting must submit such proposal to us at its principal executive offices by March 31, 2004. In the event a stockholder proposal is not received by us by March 31, 2004, the proxy to be solicited by the board of directors for the 2004 annual meeting will confer discretionary authority on the holders of the proxy to vote the shares if the proposal is presented at the 2004 annual stockholder meeting without any discussion of the proposal in the proxy statement for such meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------      -------------------------------------------------------------------

31.1 Certificate of Herve Caen, Chief Executive Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Herve Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Herve Caen, Chief Executive Officer and Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended.



     (b)   REPORTS ON FORM 8-K

                The Company filed a Current Report on Form 8-K on August 18, 2003, reporting that the Company issued a press release on August 14, 2003 regarding results of operations for the second quarter of 2003.

                The Company filed a Current Report on Form 8-K on September 29, 2003, reporting that the Company issued a press release on September 26, 2003 regarding its termination of a distribution agreement with Vivendi Universal Games.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INTERPLAY ENTERTAINMENT CORP.


Date:  November 14, 2003           By:       /S/ HERVE CAEN
                                         ---------------------------------------
                                         Herve Caen,
                                         Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive and
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------      -------------------------------------------------------------------

31.1 Certificate of Herve Caen, Chief Executive Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Herve Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Herve Caen, Chief Executive Officer and Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended.