Form 10-K
period 2003-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2004-04-27
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2003, the aggregate market value of voting common stock held by non-affiliates was approximately $3,499,417 based upon the closing price of the common stock on that date.

As of April 1, 2004, 93,855,634 shares of common stock of the Registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the issuer's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Our Form 8-K filed on February 25, 2003, and amendment to such Form 8-K filed on February 27, 2003, are incorporated by reference into Part II, Item 9 of this Report.

                          INTERPLAY ENTERTAINMENT CORP.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


                                                                            PAGE
                                                                            ----
PART I

     Item 1.    Business                                                       4

     Item 2.    Properties                                                    11

     Item 3.    Legal Proceedings                                             11

     Item 4.    Submission of Matters to a Vote of Security Holders           13

PART II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                           13

     Item 6.    Selected Financial Data                                       15

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           16

     Item 7A.   Quantitative and Qualitative Disclosure about
                Market Risk                                                   46

     Item 8.    Consolidated Financial Statements and Supplementary
                Data                                                          46

     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           47

     Item 9A    Controls and Procedures                                       47

PART III

     Item 10.   Directors and Executive Officers of the Registrant            47

     Item 11.   Executive Compensation                                        47

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                48

     Item 13.   Certain Relationships and Related Transactions                48

     Item 14.   Principal Accountant Fees and Services                        48

PART IV

     Item 15.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                           48

Signatures                                                                    49

Exhibit Index                                                                 51

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT EXCEPT FOR HISTORICAL INFORMATION MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, OUR USE OF WORDS SUCH AS "PLAN," "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO HELP IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS.

     THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AS WELL AS CERTAIN ASSUMPTIONS. FOR EXAMPLE, ANY STATEMENTS REGARDING FUTURE CASH FLOW, REVENUE PROJECTIONS, INCLUDING THOSE FORWARD-LOOKING STATEMENTS LOCATED IN "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", FINANCING ACTIVITIES, COST REDUCTION MEASURES, REPLACEMENT OF OUR TERMINATED LINE OF CREDIT AND MERGERS, SALES OR ACQUISITIONS ARE FORWARD-LOOKING STATEMENTS AND THERE CAN BE NO ASSURANCE THAT WE WILL AFFECT ANY OR ALL OF THESE OBJECTIVES IN THE FUTURE. RISKS AND UNCERTAINTIES THAT MAY AFFECT OUR FUTURE RESULTS ARE DISCUSSED IN MORE DETAIL IN THE SECTION TITLED "RISK FACTORS" IN "ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     ASSUMPTIONS RELATING TO OUR FORWARD-LOOKING STATEMENTS INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR
IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, OUR INDUSTRY, BUSINESS AND OPERATIONS ARE SUBJECT TO SUBSTANTIAL RISKS, AND THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY MANAGEMENT THAT ANY PARTICULAR OBJECTIVE OR PLANS WILL BE ACHIEVED. IN ADDITION, RISKS, UNCERTAINTIES AND ASSUMPTIONS CHANGE AS EVENTS OR CIRCUMSTANCES CHANGE. WE DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS REPORT WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

     INTERPLAY (R), INTERPLAY PRODUCTIONS(R) AND CERTAIN OF OUR OTHER PRODUCT NAMES AND PUBLISHING LABELS REFERRED TO IN THIS REPORT ARE OUR TRADEMARKS. THIS REPORT ALSO CONTAINS TRADEMARKS BELONGING TO OTHERS.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer and publisher of interactive entertainment software for both core gamers and the mass market. We were incorporated in the State of California in 1982 and were reincorporated in the State of Delaware in May 1998.

     We are most widely known for our titles in the action/arcade, adventure/role playing game ("RPG"), and strategy/puzzle categories. We have produced titles for many of the most popular interactive entertainment software platforms, and currently balance our publishing and distribution business by developing interactive entertainment software for personal computers ("PCs") and video game consoles, such as the Sony PlayStation 2 ("PS2"), Microsoft Xbox ("Xbox") and Nintendo GameCube.

     We seek to publish interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published many such successful franchise titles to date, including our BALDUR'S GATE: DARK ALLIANCE II which was a top 10 title sold through retail in the United States in January 2004, according to NPD Funworld Data.

     We are a majority owned subsidiary of Titus Interactive S. A., which we refer to as Titus. According to Titus' filings with the U.S. Securities and Exchange Commission ("SEC"), Titus presently owns approximately 67 million shares of common stock, which represents approximately 71% of our outstanding common stock, our only voting security. In January 2004, Titus disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in litigation with one of our former founders and officers and as a result had deposited pursuant to a California Court Order approximately 8,679,306 shares of our common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 million shares of common stock and has not represented to us that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004

     Our business and industry has certain risks and uncertainties. During 2003, we continued to operate under limited cash flow from operations. We have been operating without a credit facility since October 2001, which has adversely affected our cash flow. We continue to review alternative sources of financing for our business. We expect to operate under similar cash constraints during 2004. For a fuller discussion of the risk and uncertainties relating to our financial results, our business and our industry, please see the section titled "Risk Factors" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The majority of our sales and distribution is handled by Vivendi Universal Games, Inc. ("Vivendi") in North America and select rest-of-world countries and by Avalon Interactive Group Ltd. (formerly Virgin Interactive Entertainment Limited), a wholly owned subsidiary of Titus, ("Avalon") in Europe, the Commonwealth of Independent States, Africa and the Middle East and through licensing strategies elsewhere. We also distribute our software products directly through our websites located at www.interplay.com and www.gamesonline.com.

     In February 2003, we sold to Vivendi all future interactive entertainment publishing rights to the HUNTER: THE RECKONING license for $15 million, payable in installments, which was fully paid at June 30, 2003. We retain the rights to the previously published HUNTER: THE RECKONING titles on Xbox and Nintendo GameCube.

     In May 2003, Avalon filed for a Company Voluntary Arrangement ("CVA"), a process of reorganization, in the United Kingdom in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa, the Middle East, and select rest-of-world countries. Avalon is current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain and consequently are fully reserved. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

     In February 2003, we amended our license agreement with the holder of the interactive entertainment rights to DUNGEONS & DRAGONS ("D&D"). This license allows us to publish the BALDUR'S GATE, BALDUR'S GATE: DARK ALLIANCE, and ICEWIND DALE titles. Pursuant to this amendment, among other things, we (i) extended the license term for approximately an additional two years to December 31, 2008 for an advance payment on future royalties of approximately $200,000 and (ii) extended our rights with respect to certain of the D&D properties. The amendment terminated our rights to certain titles in the event we are unable to obtain certain third-party waivers in accordance with the terms of the amendment. We were unable to obtain the required waivers within the permitted time period and as a result have lost rights to publish BALDUR'S GATE 3 and its sequels on the PC. Subsequently, we relinquished the rights to publish any future titles using the D&D license in exchange for the DARK ALLIANCE trademark. We intend to publish future titles using the DARK ALLIANCE trademark name.

     On or about February 23, 2004, we received correspondence from the holder of the D&D license alleging that we had failed to pay royalties due under the D&D license as of February 15, 2004. If we are unable to cure this alleged breach of the license agreement, we may lose our remaining rights under the license, including the rights to continued distribution of BALDUR'S GATE: DARK ALLIANCE II. The loss of the remaining rights to distribute games created under the D&D license could have a significant negative impact on our future operating results.

     In August 2002, we entered into a new distribution agreement with Vivendi, an affiliate company of Universal Studios, Inc., who owns approximately 5% of our common stock. In 2003, Vivendi's beneficial ownership in us decreased below 5%. In January 2003, we entered into an agreement with Vivendi to distribute substantially all of our products in the following countries: Australia, New Zealand, Korea, Taiwan, Sri Lanka, Malaysia, Philippines, Thailand, Singapore, Hong Kong, China, Indonesia, Vietnam and India ("Select Rest-of-World Countries").

     In September 2003, we terminated our distribution agreement with Vivendi as a result of their alleged breaches, including for non-payment of money owed to us under the terms of this distribution agreement. In October 2003, Vivendi and we reached a mutually agreed upon settlement and agreed to reinstate the 2002 distribution agreement. Vivendi distributed our games FALLOUT: BROTHERHOOD OF STEEL and BALDURS GATE: DARK ALLIANCE II in North America and Asia-Pacific (excluding Japan), and retained exclusive distribution rights in these regions for all of our future titles through August 2005.

     Based on sales and royalty statements received from Vivendi in April 2004, we believe that Vivendi incorrectly reported gross sales of our products under the 2002 distribution agreement as a result of its taking improper deductions for price protections it offered its customers. Vivendi has acknowledged this error. We currently believe the minimum amount due in additional proceeds is approximately $66,000, which we are currently investigating.

PRODUCTS

     We develop and publish interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. We utilize the experience and judgment of the avid gamers in our product development group to select and produce the products we publish.

     Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases for the investment to be economically viable. We currently develop and publish products for the PC platform compatible with Microsoft Windows, and for video game consoles such as the PS2, the Xbox and the Nintendo GameCube. In addition, we anticipate continued substantial growth in the use of high-speed Internet access, which could provide significantly expanded market potential for online products.

     We assess the potential acceptance and success of emerging platforms and the anticipated continued viability of existing platforms based on many factors, including, among others, the number of competing titles, the ratio of software sales to hardware sales with respect to the platform, the platform's installed base, changes in the rate of the platform's sales and the cost and timing of development for the platform. We must continually anticipate and assess the emergence of, and market acceptance of, new interactive entertainment hardware platforms well in advance of the time the platform is introduced to consumers. We are therefore required to make substantial product development and other investments in a particular platform well in advance of the platform's introduction. If a platform for which we develop software is not released on a timely basis or does not attain significant market penetration, our business, operating results and/or financial condition could be materially adversely affected. Alternatively, if we fail to develop products for a platform that does achieve significant market penetration then our business, operating results and/or financial condition could also be materially adversely affected.

     We have entered into license agreements with Sony Computer Entertainment, Microsoft Corporation and Nintendo pursuant to which we have the right to develop, sublicense, publish, and distribute products for the licensor's respective platforms in specified territories. In certain cases, the products are manufactured for us by the licensor. We pay the licensor a royalty or manufacturing fee in exchange for such license and manufacturing services. Such agreements grant the licensor certain approval rights over the products developed for their platform, including packaging and marketing materials for such products. There can be no assurance that we will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. Our inability to obtain such licenses or approvals could have a material adverse effect on our business, operating results and/or financial condition. In fiscal 2003, our product releases were for PS2, Xbox and PC. Our planned product introductions for fiscal 2004 are for the PS2, Xbox and PC. The products being developed are as follows: a sequel to our title KINGPIN for the PC and Xbox platforms; a title based on the FALLOUT universe for the PS2 and Xbox platforms; and a RPG for the PS2 and Xbox platforms. We are also developing a casino game for the PS2, Xbox and PC platforms.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our software as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name and certain of our product names and publishing labels. We have licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such licenses. We also outsource some of our product development activities to third party developers. We contractually retain all intellectual property rights related to such projects. We also license certain products developed by third parties and pay royalties on such products.

     While we provide "shrink wrap" license agreements or limitations on use with our software, the enforceability of such agreements or limitations is uncertain. We are aware that unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected. We use copy protection on selected products and do not provide source code to third parties unless they have signed nondisclosure agreements.

     We rely on existing copyright laws to prevent the unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and we expect software piracy to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies, such as the Internet and on-line services, our ability to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide our products with adequate protection in connection with such emerging technologies.

     As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we take reasonable efforts to ensure that our products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we have received communications from third parties asserting that features or content of certain of our products may infringe upon such party's intellectual property rights. In some instances, we may need to engage in litigation in the ordinary course of our business to defend against such claims. There can be no assurance that existing or future infringement claims against us will not result in costly litigation or require that we license the intellectual property rights of third parties, either of which could have a material adverse effect on our business, operating results and financial condition.

PRODUCT DEVELOPMENT

     We develop or acquire our products from a variety of sources, including our
internal   development   studios  and  publishing   relationships  with  leading
independent developers.

     THE DEVELOPMENT PROCESS. We develop original products both internally, using our in-house development staff, and externally, using third party software developers working under contract with us. Producers on our internal staff monitor the work of both inside and third party development teams through design review, progress evaluation, milestone review, and quality assurance. In particular, each milestone submission is thoroughly evaluated by our product development staff to ensure compliance with the product's design specifications and our quality standards. We enter into consulting or development agreements with third party developers, generally on a flat-fee, work-for-hire basis or on a royalty basis, whereby we pay development fees or royalty advances based on the achievement of milestones. In royalty arrangements, we ultimately pay continuation royalties to developers once our advances have been recouped. In addition, in certain cases, we will utilize third party developers to convert products for use with new platforms.

     Our products typically have short life cycles, and we therefore depend on the timely introduction of successful new products, including enhancements of, or sequels to, existing products and conversions of previously released products to additional platforms, to generate revenues to fund operations and to replace declining revenues from existing products. The development cycle of new products is difficult to predict, and involves a number of risks.

     During the years ended December 31, 2003, 2002, and 2001, we spent $13.7 million, $16.2 million, and $20.6 million, respectively, on product research and development activities. Those amounts represented 38%, 37%, and 36% respectively, of net revenues in each of those periods.

INTERNAL PRODUCT DEVELOPMENT

     U.S. PRODUCT DEVELOPMENT. Our internal product development group in the United States consisted of approximately 75 people at December 31, 2003. Once we select a design for a product, we establish a production team, development schedule and budget for the product. Our internal development process includes initial design and concept layout, computer graphic design, 2D and 3D artwork, programming, prototype testing, sound engineering and quality control. The development process for an original, internally developed product typically takes from 12 to 24 months, and 6 to 12 months for the porting of a product to a different technology platform. We utilize a variety of advanced hardware and software development tools, including animation, sound compression utilities and video compression for the production and development of our interactive entertainment software titles. Our internal development organization is divided into development teams, with each team assigned to a particular project. These teams are generally led by a producer or associate producer and include game designers, software programmers, artists, product managers and sound technicians.

     INTERNATIONAL DEVELOPMENT. In 2001, we reassigned the process for our product development efforts in Europe from Interplay Productions Limited, our European subsidiary, to our corporate headquarters in Irvine, California. Prior to the reassignment, Interplay Productions Limited engaged and managed the efforts of third party developers located in various European countries. We currently do not have any original product under development in Europe.

EXTERNAL PRODUCT DEVELOPMENT

     To expand our product offerings to include hit titles created by third party developers and to leverage our publishing capabilities, we enter into publishing arrangements with third party developers. In the years ended December 31, 2003,

2002, and 2001, approximately 0%, 67%, and 80%, respectively, of new products we released and which we believe are or will become franchise titles were developed by third party developers. We expect that the proportion of our new products which are developed externally may vary significantly from period to period as different products are released. In selecting external titles to publish, we seek titles that combine advanced technologies with creative game design. Our publishing agreements usually provide us with the exclusive right to distribute, or license another party to distribute, a product on a worldwide basis
(although,   in  certain  instances  our  rights  are  limited  to  a  specified territory). We typically fund external development through the payment of advances upon the completion of milestones, which advances are credited against future royalties based on sales of the products. Further, our publishing arrangements typically provide us with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. We manage the production of external development projects by appointing a producer from one of our internal product development teams to oversee the development process and work with the third party developer to design, develop and test the game. At December 31, 2003, we had two titles being developed by third party developers.

     We believe this strategy of cultivating relationships with talented third party developers can be cost-effective and can provide an excellent source of quality products. A number of our commercially successful products have been developed under this strategy. However, our reliance on third party software developers for the development of a significant number of our interactive software entertainment products involves a number of risks. Our reliance on third party software developers subjects us to the risks that these developers will not supply us with high quality products in a timely manner or on acceptable terms.

SEGMENT INFORMATION

     We operate in one principal industry segment, the development, publishing and distribution of interactive entertainment software. For information regarding the revenues and assets associated with our geographic segments, see
Note 14 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

     We have two distributors as our two main customers: Vivendi and Avalon. Vivendi and Avalon accounted for 82% and 12% of our net revenues in 2003, respectively. Vivendi and Avalon have exclusive rights to distribute our product in substantial parts of the world. If either Vivendi or Avalon fail to deliver us the proceeds owed us from distribution or fail to effectively distribute our products or perform under their respective distribution agreements, our business and financial results could suffer material harm.

SALES AND DISTRIBUTION

     NORTH AMERICA. In August 2002, we entered into a new distribution arrangement with Vivendi, whereby Vivendi will distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under this distribution agreement, Vivendi will pay us sales proceeds less amounts for distribution fees. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a product gold master, Vivendi will pay us a non-refundable minimum guarantee which represents a specified percent of the estimated total amount due to us based on projected initial shipment sales. Payments for sales that exceed the projected initial shipment sales are paid on a monthly basis as sales occur. We also continue to distribute products directly to end-users who can order products by using a toll-free number or by accessing our web sites.

     Vivendi provides terms of sale comparable to competitors in our industry. In addition, we provide technical support for our products in North America through our customer support and we provide a 90-day limited warranty to end-users that our products will be free from manufacturing defects. In the event of any manufacturing defects Vivendi provides us with the replacement product free of charge. While to date we have not experienced any material warranty claims, there can be no assurance that we will not experience material warranty claims in the future.

     INTERNATIONAL. Since February 1999, we have been operating under a distribution agreement with Avalon, pursuant to which Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent
States, Africa and the Middle East for a seven-year period. Under this agreement, Avalon earns a distribution fee for its marketing and distribution of our products, and we reimburse Avalon for certain direct costs and expenses.

     In January 2003, we entered into an agreement with Vivendi to distribute substantially all of our products in Select Rest-of-World Countries.

     INTERPLAY OEM. Our wholly owned subsidiary, Interplay OEM, Inc. distributes our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December 2002, we assigned our original equipment manufacturer, or OEM, distribution rights to Vivendi and will utilize Vivendi's resources in our future OEM business. Under OEM arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues to our business and do not have significant additional product development or sales and marketing costs.

     Our North American and International ultimate distribution channels are characterized by continuous change, including consolidation, financial difficulties of certain retailers, and the emergence of new distributors and new retail channels such as warehouse chains, mass merchants, computer superstores and Internet commerce sites. Under the terms of some of our distribution agreements, excluding Vivendi in North America, we are exposed to the risk of product returns, and markdown allowances by our distributors. Under the same distribution agreements, we allow our distributors to return defective, shelf-worn and damaged products in accordance with negotiated terms. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, our distributors provide markdown allowances, which consist of credits given to resellers to induce them to lower the retail sales price of certain of our products to increase sell through and to help the reseller manage its inventory levels. Although we maintain a reserve for returns and markdown allowances, and although we manage our returns and markdown allowances through an authorization procedure with our distributors, our distributors could be forced to accept substantial product returns and provide markdown allowances to maintain their access to certain distribution channels. Our reserve for estimated returns, exchanges, markdowns, price concessions, and warranty costs was $0.4 million and $1.1 million at December 31, 2003, and 2002 respectively. Product returns and markdown allowances that exceed our reserves, if any, could have a material adverse effect on our business, operating results and financial condition.

MARKETING

     Our marketing department assists our distributors in the development and implementation of marketing programs and campaigns for each of our titles and product groups. Our distributors' marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. Our distributors also send direct and electronic mail promotional materials to our database of gamers and may selectively use radio and television advertisements in connection with the introduction of certain of our products. Our distributors budget a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is to be launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders.

     Our distributors engage in on-line marketing through Internet advertising. We maintain several Internet web sites. These web sites provide news and information of interest to our customers through free demonstration versions of games, contests, games, tournaments and promotions. Also, to generate interest in new product introductions, we provide free demonstration versions of upcoming titles through magazines and game samples that consumers can download from our web site. In addition, through our marketing department, we host on-line events and maintain various message boards to keep customers informed on shipped and upcoming titles.

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

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Acclaim Entertainment, Activision, Atari, Capcom, Eidos, Electronic Arts, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubi Soft. and Vivendi. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

CONCENTRATION

     For the years ended December 31, 2003, 2002 and 2001, Avalon accounted for approximately 12%, 11% and 22%, respectively, of net revenues. Vivendi accounted for 82%, 71%, and 17% of net revenues in the year ended December 31, 2003, 2002 and 2001, respectively.

     Retailers of our products typically have a limited amount of shelf space and promotional resources. Consequently, there is intense competition among consumer software producers, and in particular interactive entertainment software producers, for high quality retail shelf space and promotional support from retailers. If the number of consumer software products and computer platforms increase, competition for shelf space will intensify which may require us to increase our marketing expenditures. This increased demand for limited shelf space, places retailers and distributors in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. As our products constitute a relatively small percentage of any retailer's sales volume, there can be no assurance that retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support. A prolonged failure by retailers to provide shelf space and promotional support would have a material adverse effect on our business, operating results and financial condition

SEASONALITY

     The interactive entertainment software industry is highly seasonal as a whole, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. Our business and financial results may be affected by the timing of our introduction of new releases.

MANUFACTURING

     Our PC-based products consist primarily of CD-ROMs and DVDs, manuals, and packaging materials. Substantially all of our CD-ROM and DVD duplication is performed by third parties through our distributors. Printing of manuals and packaging materials, manufacturing of related materials and assembly of completed packages are performed to our specifications by third parties. To date, our distributors have not experienced any material difficulties or delays in the manufacture and assembly of our CD-ROM and DVD based products, and our distributors have not experienced significant returns due to manufacturing defects.

     Sony Computer Entertainment, Microsoft Corporation and Nintendo manufacture and ship finished products that are compatible with their video game consoles to our distributors for distribution. PS2, Xbox and GameCube products consist of the game disks and include manuals and packaging and are typically delivered within a relatively short lead-time. If we experience unanticipated delays in the delivery of manufactured software products by our third party manufactures, our net sales and operating results could be materially adversely affected.

BACKLOG

     We typically do not carry large inventories because most of our sales and distribution efforts are handled by Vivendi and Avalon under the terms of our respective distribution agreements with them. To the extent we ship items, we typically ship orders immediately upon receipt. To the extent we have any backlog orders, we do not believe they would have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2003, we had 113 employees, including 75 in product development, 3 in sales and marketing and 33 in finance, general and administrative. We also retain independent contractors to provide certain services, primarily in connection with our product development activities. Neither we nor our full time employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good.

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

ADDITIONAL INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any documents we file at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC.

     We make available free of charge, through a direct link from our website at www.interplay.com (by going to "Investor Relations") to the SEC's website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities and Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

ITEM 2.    PROPERTIES

     Our headquarters are located in Irvine, California, where we lease approximately 81,000 square feet of office space. This lease expires in June 2006 and provides us with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. We have subleased approximately 6,000 square feet of office space and may sublease an additional 21,000 of office space. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to accommodate potential expansion of our operations. As of April 1, 2004, we were currently three months in arrears on the rent obligations for our corporate lease in Irvine, California. On April 9, 2004, our lessor served us with a Three-Day Notice to Pay Rent or Surrender Possession. If we are unable to pay our rent, we may lose our office space, which would interrupt our operations and cause substantial harm to our business.

ITEM 3.    LEGAL PROCEEDINGS

     We are occasionally involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. We do not believe the outcome of such routine claims will have a material adverse effect on our business, financial condition or results of operations. From time to time, we may also be engaged in legal proceedings arising outside of the ordinary course of our business.

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and other Atari Interactive affiliates as well as our subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add us as a separate defendant. We counterclaimed against KBK and also against Atari Interactive for breach of contract, among other claims. We believe this complaint is without merit and will vigorously defend our position.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against us seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for our shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that we are therefore liable to pay Special Situations $1.3 million. This matter was settled and the case dismissed in December 2003.

     In August 2003, we sent several notifications to Vivendi alleging that Vivendi failed to perform in accordance with the distribution agreement, including for the non-payment of money owed us. In September 2003, we terminated the distribution agreement with Vivendi as a result of its alleged breaches. Following the termination, Vivendi filed suit against us in the Superior Court for the State of California, Los Angeles County, in an attempt to have the license reinstated. In October 2003, Vivendi and we reached a mutually agreed upon settlement and agreed to reinstate the 2002 distribution agreement. Under the settlement, Vivendi resumed distribution of our products and will continue distributing our titles through August 2005.

     On September 19, 2003, we commenced a wrongful termination and breach of contract action against Atari Interactive, Inc. and Atari, Inc. in New York State Supreme Court, New York County. We sought, among other things, a judgment declaring that a computer game license agreement between us and Atari Interactive continues to be in full force and effect. On September 23, 2003, we obtained a preliminary injunction that prevented termination of the computer game license agreement. Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Both sides sought damages in an amount to be determined at trial. We, Atari Interactive and Atari, Inc. reached an agreement with respect to the scope and terms of the computer game license agreement. The parties filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against us in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. Subsequently, we entered into a settlement agreement with Warner. We are currently in default of the settlement agreement with Warner and have entered into a payment plan, of which we are in default, for the balance of the $0.32 million owed payable in one remaining installment.

     In March 2004, we instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne"). Battleborne was developing a console product for us tentatively titled AIRBORNE: LIBERATION. Our complaint alleges that Battleborne repudiated the contract with us and subsequently renamed the product and entered into a development agreement with a different publisher. We are currently seeking a declaration from the court that we retain rights to the product or damages.

     On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against us in the Superior Court for the State of California, County of Orange, alleging our default under our corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. If we are unable to satisfy this obligation and reach an agreement with our landlord, we could forfeit our lease, which would materially disrupt our operations and cause substantial harm to our business.

     On or about April 19, 2004, Bioware Corporation filed a breach of contract action against us in the Superior Court for the State of California, County of Orange, alleging failure to pay royalties when due. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it secured a writ of attachment over our assets. If Bioware executes the writ, it will negatively affect our cash flow, which could further restrict our operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 2003, we held our annual stockholders' meeting. There were 93,855,634 shares of common stock outstanding entitled to vote and a total of 82,704,487 shares (88.1%) were represented at the meeting in person or by proxy. The following summarizes the voting results of proposals submitted to our stockholders.

     1. Proposal to elect directors, each for a term extending until the next annual meeting of stockholders or until their successors are duly elected and qualified.

                                                             FOR        WITHHELD
                                                             ---        --------
Herve Caen............................................   82,104,025      600,462
Nathan Peck...........................................   82,095,025      609,462
Michel Welter.........................................   82,107,625      596,892
Gerald DeCiccio.......................................   82,097,225      607,262
Eric Caen.............................................   82,096,025      608,462
Michel H. Vulpillat...................................   82,105,075      599,412
Robert Stefanovich....................................   82,117,525      586,962

     2. Proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the authorized shares of our common stock by 50,000,000 shares from 100,000,000 authorized shares to a total of 150,000,000 authorized shares.

   FOR                  AGAINST             ABSTAIN            BROKER NON-VOTES
   ---                  -------             -------            ----------------
81,876,729              820,558              7,200                    -0-

Based on stockholder approval of this proposal, on January 21, 2004, we filed the certificate of amendment to increase our authorized shares of common stock by 50,000,000 shares for a total of 150,000,000 authorized shares with the State of Delaware.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 16, 2002, the listing of our common stock was moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System. On October 9, 2002, our common stock was delisted and began being quoted on the NASD-operated Over-the-Counter Bulletin Board. Our common stock is currently quoted on the NASD-operated Over-the-Counter Bulletin Board under the symbol "IPLY." At December 31, 2003, there were 145 holders of record of our common stock.

     The following table sets forth the range of high and low bid prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2003                         HIGH          LOW
------------------------------------                         ----          ---

     First Quarter...............................           $0.08         $0.05
     Second Quarter..............................            0.14          0.05
     Third Quarter...............................            0.14          0.09
     Fourth Quarter..............................            0.12          0.07

FOR THE YEAR ENDED DECEMBER 31, 2002                         HIGH          LOW
------------------------------------                         ----          ---

     First Quarter...............................           $0.61         $0.18
     Second Quarter..............................            0.59          0.24
     Third Quarter...............................            0.41          0.12
     Fourth Quarter..............................            0.13          0.06

DIVIDEND POLICY

     While we have never paid dividends in the past, we may decide to do in the foreseeable future.

SECURITIES ISSUANCES

     In February 2003, we issued to High Voltage Software Inc., an Illinois corporation, 700,000 shares of our common stock as part of our development agreement with High Voltage Software, Inc. for the game HUNTER: THE RECKONING. The issuances of these shares are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and were made pursuant to Regulation D of the Securities Act. Our reliance on the exemption from registration provided by Regulation D of the Securities Act is based on High Voltage Software's representations to us that they are an "accredited investor" as that term is defined in Rule 501 of Regulation D and other requisite representations. These shares were earned and accounted for in 2002.

EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003:

      Plan Category         Number of securities to     Weighted-average        Number of securities
                            be issued upon exercise    exercise price of       remaining available for
                            of outstanding options,   outstanding options,  future issuance under equity
                              warrants and rights     warrants and rights        compensation plans
                                                                                (excluding securities
                                                                              reflected in column (a))
--------------------------------------------------------------------------------------------------------
                                      (a)                     (b)                        (c)
Equity compensation plans            425,985                 1.95                     7,614,447
   approved by security
         holders
Equity compensation plans          9,587,068                 1.84                             -
 not approved by security
         holders
                            ----------------------------------------------------------------------------
Total                             10,013,053                 1.84                     7,614,447
                            ============================================================================


     We have one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), we may grant options to our employees, consultants and directors, which generally vest from three to five years. At our 2002 annual stockholders' meeting, our stockholders voted to approve an amendment to the 1997 Plan to increase the number of authorized shares of common stock available for issuance under the 1997 Plan from four million to 10 million. Our Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan- 1991, as amended (the "1991 Plan"), and our Incentive Stock Option and Nonqualified Stock Option Plan-1994, as amended (the "1994 Plan"), have terminated. An aggregate of 9,050 stock options that remain outstanding under the 1991 Plan and 1994 Plan have been transferred to our 1997 Plan.

     We have treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB 25. Compensation expense for the vested portion aggregated $0, $0 and $44,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected consolidated balance sheets data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated statements of operations data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheets data as of December 31, 2001, 2000, and 1999 are derived from our audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.

                                                              YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                           2003         2002         2001        2000         1999
                                        ---------    ---------    ---------    ---------    ---------
                                                (Dollars in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues ........................   $  36,301    $  43,999    $  56,448    $ 101,426    $ 101,930
Cost of goods sold ..................      13,120       26,706       45,816       54,061       61,103
                                        ---------    ---------    ---------    ---------    ---------
Gross profit ........................      23,181       17,293       10,632       47,365       40,827
Operating expenses ..................      21,787       29,653       51,922       55,751       73,631
                                        ---------    ---------    ---------    ---------    ---------
Operating (income) loss .............       1,394      (12,360)     (41,290)      (8,386)     (32,804)
Sale of Shiny .......................        --         28,813         --           --           --
Other income (expense) ..............         (82)      (1,531)      (4,526)      (3,689)      (3,471)
                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ...       1,312       14,922      (45,816)     (12,075)     (36,275)
Provision (benefit) for income taxes         --           (225)         500         --          5,410
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................   $   1,312    $  15,147    $ (46,316)   $ (12,075)   $ (41,685)
                                        =========    =========    =========    =========    =========

Cumulative dividend on participating
   preferred stock ..................   $    --      $     133    $     966    $     870    $    --
Accretion of warrant ................        --           --            266          532         --
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) available to
   common stockholders ..............   $   1,312    $  15,014    $ (47,548)   $ (13,477)   $ (41,685)
                                        =========    =========    =========    =========    =========
Net income (loss) per common share:
     Basic ..........................   $    0.01    $    0.18    $   (1.23)   $   (0.45)   $   (1.86)
     Diluted ........................   $    0.01    $    0.16    $   (1.23)   $   (0.45)   $   (1.86)
Shares used in calculating net income
   (loss) per common share - basic ..      93,852       83,585       38,670       30,047       22,418
Shares used in calculating net income
   (loss) per common share - diluted      104,314       96,070       38,670       30,047       22,418

SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America ..................   $  13,541    $  26,184    $  34,998    $  53,298    $  49,443
     International ..................       6,484        5,674       15,451       35,077       30,310
     OEM, royalty and licensing .....      16,276       12,141        5,999       13,051       22,177
Net revenues by platform:
     Personal computer ..............   $   7,671    $  15,802    $  34,912    $  73,730    $  65,397
     Video game console .............      12,354       16,056       15,537       14,645       14,356
     OEM, royalty and licensing .....      16,276       12,141        5,999       13,051       22,177

                                                                  DECEMBER 31,
                                        -------------------------------------------------------------
                                           2003         2002         2001        2000         1999
                                        ---------    ---------    ---------    ---------    ---------
                                                             (Dollars in thousands)
BALANCE SHEETS DATA:
Working capital (deficiency) ........   $ (14,750)   $ (17,060)   $ (34,169)   $     123    $  (7,622)
Total assets ........................       5,486       14,298       31,106       59,081       56,936
Total debt ..........................         837        2,082        4,794       25,433       19,630
Stockholders' equity  (deficit) .....     (12,636)     (13,930)     (28,150)       6,398       (2,071)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

EXECUTIVE OVERVIEW AND SUMMARY

     Interplay Entertainment Corp. is a developer and publisher of interactive entertainment software. We are known for our titles in the action/arcade, adventure/role playing game ("RPG") and strategy/puzzle categories. We publish titles for many popular interactive entertainment software platforms, including for PC's and video game consoles such as PS2, Xbox, and Nintendo GameCube. According to NPD Funworld data in January 2004, our BALDUR'S GATE: DARK ALLIANCE II was in the top 10 of video games sold through retail in the United States. All of our employees are located at our corporate headquarters in Irvine, California.

     During 2003, we continued to operate under limited cash flow from operations. In February 2003, we sold all of our future interactive entertainment publishing rights, to HUNTER: THE RECKONING for $15 million. However, we retain the rights to the previously published HUNTER: THE RECKONING titles on Xbox and Nintendo GameCube. We also sold the rights to GALLEON to a third party publisher.

     We also significantly reduced our operational costs and personnel in 2003. We reduced our personnel by 94, from 207 in December 2002 to 113 in December 2003 by both involuntary termination and attrition. We also made reductions in expenditures in other non-essential operational areas. As a result of these cost-cutting measures, our ongoing cash needs to fund operations has been greatly reduced for 2004. In 2003, we also greatly reduced our liabilities to creditors by $10.1 million from $28.2 million at December 31, 2002 to $18.1 million at December 31, 2003.

     Due in part to these cost-cutting measures and sales of certain titles, we recorded operating income of $1.4 million for our fiscal year ended December 31, 2003 compared to $12.4 million operating loss for our fiscal year ended December 31, 2002. We achieved a net income of $1.3 million for our fiscal year ended December 31, 2003 as compared to a net income of $15.1 million for our fiscal year end December 31, 2002. Our net income achieved in fiscal 2003 was due in large part to the sale of HUNTER: THE RECKONING license in February 2003 for $15 million. Our net income achieved in fiscal 2002 was due in large part to the sale of our subsidiary Shiny Entertainment, Inc. in April 2002 for $47.2 million. Prior to that, we had $46.3 million in net losses for our fiscal year end December 31, 2001.

     We have been operating without a credit facility since October 2001, which has adversely affected our cash flow. We continue to face difficulties in paying our vendors and have pending lawsuits as a result of our continuing cash flow difficulties. We expect to continue to operate under cash constraints during 2004.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the year ended December 31, 2003 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     We derive net revenues primarily from sales of software products to our two main distributors, Vivendi and Avalon. Vivendi and Avalon accounted for 82% and 12%, respectively of our net revenues in 2003. Vivendi distributes our products in North America and Select Rest-of-World Countries. Vivendi also handles our OEM distribution. Our distribution agreement with Vivendi expires in August 2005. Avalon distributes our products in Europe, the commonwealth of Independent States, Africa and the Middle East. Our distribution agreement with Avalon ends in February 2006. Upon expiration or termination of the Vivendi and Avalon distribution agreements we will need to either renew the distribution agreements, find new distribution partners, or resume distribution ourselves.

     In addition, we derive royalty-based revenues from licensing arrangements of intellectual property and products to third parties for distribution in markets and through channels that are outside of our primary focus. We also distribute products through our GamesOnline.com subsidiary over the Internet and on our website.

     Our products are either designed and created by our employees or by external software developers. When we use external developers, we typically advance development funds to the developers in installment payments based upon the completion of certain milestones. These advances are typically considered advances against future royalties, which are to be recouped against these advances. We currently have one product in development with external developers. We plan on creating additional products through external developers. We currently have the capability of internally developing two games simultaneously.

     Once we complete development of a product we create a product gold master ("gold master"). Under the terms of our distribution agreement with Vivendi, once we deliver the gold master, Vivendi will pay us a non-refundable minimum guarantee equal to an agreed upon percent of the projected initial shipment sales. We are also entitled to receive from Vivendi additional payments based on future sales that exceed the minimum guarantee. These additional payments are paid to us on a monthly basis. Vivendi is responsible for all manufacturing, marketing, and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns.

     Based on sales and royalty statements received from Vivendi, in April 2004 we believe that Vivendi incorrectly reported gross sales of our products under the 2002 distribution Agreement as a result of its taking improper deductions for price protections it offered its customers. Vivendi has acknowledged this error. We currently believe the minimum amount due in additional proceeds is approximately $66,000, which we are currently investigating.

     In October 2003, Vivendi Universal S.A. and General Electric Company announced the signing of a definitive agreement under which NBC will be merged with Vivendi Universal. Our distribution agreement is with Vivendi Universal Games, a subsidiary of the parent company Vivendi Universal S.A. and not Vivendi Universal. We believe Vivendi Universal Games is not currently expected to be a part of this merger. Consequently, we do not expect that this anticipated merger will have a material impact on our distributor relationship with Vivendi
Universal Games. In addition as a result of this merger, we expect General Electric Company to become a beneficial owner of the shares held by Universal Studios.

     Our wholly owned subsidiary, Interplay OEM, distributed our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in the market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December
2002, we licensed our OEM distribution rights to Vivendi and will utilize Vivendi's resources in our future OEM business. This agreement expires August 2005.

     Under the terms of our International Distribution Agreement with Avalon once we complete the product gold master Avalon markets, sells, and distributes the product for a specified percentage of net sales. We are responsible for all manufacturing costs and bear all inventory, price concession, and credit risk, including product returns. Avalon may manufacture inventory on our behalf under prior authorization from us. Under the terms of our distribution agreement with Avalon, once we complete the gold master Avalon markets, sells, and distributes the product for a specified percent of net sales.

     In  February  2003,  Avalon  Interactive  UK Ltd.  (formerly  named  Virgin
Interactive Entertainment (Europe) Limited) ("Avalon Europe"), the operating subsidiary of Avalon, filed for a CVA, a process of reorganization in the United Kingdom. We are not creditors of Avalon Europe. In May 2003, Avalon filed for a CVA in the United Kingdom in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa, the Middle East, and certain other select countries. Avalon is current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA and of the approval of the CVA of its operating subsidiary

Avalon Europe on our ability to collect amounts due from Avalon are uncertain and consequently are fully reserved. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

     In February 2003, we amended our license agreement with the holder of the interactive entertainment rights to D&D. This license allows us to publish the BALDUR'S GATE, BALDUR'S GATE: DARK ALLIANCE, and ICEWIND DALE titles. Pursuant to this amendment, among other things, we (i) extended the license term for approximately an additional two years to December 31, 2008 for an advance payment on future royalties of approximately $200,000 and (ii) extended our rights with respect to certain of the D&D properties. The amendment terminated our rights to certain titles in the event we are unable to obtain certain third-party waivers in accordance with the terms of the amendment.

     We were unable to obtain the required waivers within the permitted time period and as a result have lost rights to publish BALDUR'S GATE 3 and its sequels on the PC. We historically invested in platforms such as the PC and consoles such as the PlayStation and Nintendo 64, which was important strategically in positioning us for the current generation platforms such as the PS2, Xbox, and Nintendo GameCube. During fiscal years 2003, 2002, and 2001, the video and computer games industry has experienced a platform transition from the PC and PlayStation to the current generation platforms PS2, Xbox, and Nintendo GameCube. The transition to the current generation systems was initiated by the launch of Sony's PS2 in fiscal 2001, and continued with the launches of the Nintendo GameCube and Microsoft's Xbox in fiscal 2002. As the market continues to shift to the current generation systems, our sales of PC based products have been declining. We expect this decline to continue in fiscal 2004. As a result, we do not anticipate that losing the rights to publish BALDUR'S GATE 3 and its sequels on the PC will have a significant impact on our future operating results.

     Subsequently, we also relinquished the rights to publish any future titles using the D&D license in exchange for the continued rights to publish our DARK ALLIANCE titles on console platforms such as the Xbox and PS2. As part of this exchange, we secured ownership to the DARK ALLIANCE trademark. As a result of securing the DARK ALLIANCE trademark we no longer pay licensing royalties on this trademark. We do not anticipate the loss of the rights to publish future titles using the D&D license will have a significant impact on our future operating results. We intend to publish future DARK ALLIANCE titles on the PS2 and Xbox platforms.

     On or about February 23, 2004, we received correspondence from the holder of the D&D license alleging that we had failed to pay royalties due under the D&D license as of February 15, 2004. If we are unable to cure this alleged breach of the license agreement, we may lose our remaining rights under the license, including the rights to continued distribution of BALDUR'S GATE: DARK ALLIANCE II. The loss of the remaining rights to distribute games created under the D&D license could have a significant negative impact on future operating results.

     The table below shows the number of titles on individual platforms we released in 2003 and our estimated number of title releases on individual platforms in 2004. We currently have the capability of working on two simultaneous internal projects. The increased number of titles in future years will be a combination of growing our internal development capacity and enlisting additional outside developers. The number of future releases is contingent upon our ability to continue as a going concern and also to raise additional capital to fund the increase in titles. We expect in 2004 to have to raise capital through sale of stock, debt financing, sale or merger of the company, the sale of assets, the licensing of more product rights, selected distribution agreements and/or other strategic transactions to provide us with short term funding and potentially achieve our long term objectives. We have been able to retain our third party developers to date, but if our current liquidity issues continue, our future title development could be adversely affected.


Number of titles on individual platforms                    Year of Release
----------------------------------------                    ---------------
                    6                                            2002
                    6                                            2003
                    6                                            2004

     Our operating results will continue to be impacted by economic, industry and business trends affecting the interactive entertainment industry. Our industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. We expect that with the release of new console systems by Sony, Nintendo and Microsoft, our industry has entered into a growth period that could be sustained for the next couple of years.

     Our operating results have fluctuated significantly in the past and likely will fluctuate significantly in the future, both on a quarterly and an annual basis. A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond our control.

     As of December 31, 2003, we had a working capital deficit of $14.8 million, and our cash balance was approximately $1.2 million. We anticipate our current cash reserves, plus our expected generation of cash from existing operations will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2004.

     As of April 1, 2004, we were three months in arrears on the rent obligations for our corporate lease in Irvine, California. On April 9, 2004, our lessor served us with a Three-Day Notice to Pay Rent or Surrender Possession. If we are unable to pay our rent, we may lose our office space, which would interrupt our operations and cause substantial harm to our business. We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $70,000 in payroll tax penalties. We estimate that we owe an additional $10,000, which we have accrued in penalties for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding. We were unable to meet our April 15, 2004 payroll obligations to our employees. Our property, general liability, auto, workers compensation, fiduciary liability, and employment practices liability have been cancelled.

     We are currently in default of the settlement agreement with Warner and have entered into a payment plan, of which we are in default, for the balance of the $0.32 million owed payable in one remaining installment. On or about February 23, 2004, we received correspondence from Atari Interactive alleging that Interplay had failed to pay royalties due under the D&D license as of February 15, 2004. If we are unable to cure this alleged breach of the license agreement, we may lose our remaining rights under the license, including the rights to continued distribution of BALDUR'S GATE: DARK ALLIANCE II. The loss of the remaining rights to distribute games created under the D&D license could have a significant negative impact on our future operating results.

     There can be no guarantee that we will be able to meet all contractual obligations in the near future, including payroll obligations. We expect that we will need to substantially reduce our working capital needs and/or raise additional financing. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

     In January 2004, Titus, our 71% majority shareholder, disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in a litigation with one of our former founders and officers and as a result had deposited pursuant to a California Court Order approximately 8,679,306 shares of our common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 million shares of common stock and has not represented to us that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 101, Revenue Recognition.

     Commencing in August 2001, substantially all of our sales are made by two distributors, Vivendi, and Avalon, an affiliate of our majority shareholder Titus. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product gold master. We recognize per copy royalties on sales that exceed the guarantee as copies are sold.

     We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products. However, on a case-by-case negotiated basis, we permit customers to return or exchange products and may provide price concessions to our retail distribution customers on unsold or slow moving products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," we record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs. We record such reserves based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements. 82 % of our revenues in fiscal 2003 were with Vivendi. Vivendi bears the risk of returns and price concessions to our retail distribution customers on unsold or slow moving products.

     We provide customer support only via telephone and the Internet. Customer support costs are not significant and we charge such costs to expenses as we incur them.

     We also engage in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. We recognize revenue when the rights have been transferred and no other obligations exist.

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables and advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortize these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. Our management relies on forecasted revenue to evaluate the future realization of prepaid royalties and charges to cost of goods sold any amounts they deem unlikely to be fully realized through future sales. Such costs are classified as current and non current assets based upon estimated product release date. If actual revenue, or revised sales forecasts, fall below the initial forecasted sales, the charge may be larger than anticipated in any given quarter.

     We evaluate the recoverability of prepaid licenses and royalties on a product by product basis. Prepaid royalties for products that are cancelled are expensed in the period of cancellation to cost of goods sold. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that un-amortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated net future proceeds from our distributors that are reduced by previously capitalized cost and the estimated future cost of completing the game. If a revised game sales forecast is less than our current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of prepaid licenses and royalties previously capitalized. Once the charge has been taken, that amount will not be expensed in future quarters when the product has shipped.

     During fiscal 2003 and 2002, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $2.9 million and $4.1 million respectively. Our prepaid royalty balances at December 31, 2003 and 2002 were $0.2 million net of reserve and $4.1 million net of reserve respectively. Our reserves for impaired prepaid royalty balances at December 31, 2003 and 2002 were $0.25 million and $0, respectively.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Please see Note 2 of the Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses other significant accounting policies.

RESULTS OF OPERATIONS

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                     YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
STATEMENTS OF OPERATIONS DATA:
Net revenues ...............................       100%        100%        100%
Cost of goods sold .........................        36          61          81
                                                  ----        ----        ----
Gross margin ...............................        64          39          19
Operating expenses:
     Marketing and sales ...................         4          13          33
     General and administrative ............        18          17          22
     Product development ...................        38          37          37
     Other .................................        --          --          --
     Total operating expenses ..............        60          67          92
                                                  ----        ----        ----
Operating income (loss) ....................         4         (28)        (73)
Other income (expense) .....................        --          62          (8)
                                                  ----        ----        ----
Income (loss) before provision
     for income taxes ......................         4          34         (81)
Provision for income taxes .................        --          --           1
                                                  ----        ----        ----
Net income (loss) ..........................         4%         34%        (82)%
                                                  ====        ====        ====

SELECTED OPERATING DATA:
Net revenues by segment:
     North America .........................        37%         60%         62%
     International .........................        18          13          27
     OEM, royalty and licensing ............        45          27          11
                                                  ----        ----        ----
                                                   100%        100%        100%
                                                  ====        ====        ====
Net revenues by platform:
     Personal computer .....................        21%         36%         62%
     Video game console ....................        34          37          27
     OEM, royalty and licensing ............        45          27          11
                                                  ----        ----        ----
                                                   100%        100%        100%
                                                  ====        ====        ====


     Geographically, our net revenues for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)


                                       2003       2002      Change      % Change
                                       ----       ----      ------      --------
North America ...................     13,541     26,184    (12,643)        (48%)
International ...................      6,484      5,674        810          14%
OEM, Royalty & Licensing ........     16,276     12,141      4,135          34%
Net Revenues ....................     36,301     43,999     (7,698)        (17%)

     Geographically, our net revenues for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)


                                       2002       2001      Change      % Change
                                       ----       ----      ------      --------
North America ...................     26,184     34,998     (8,814)        (25%)
International ...................      5,674     15,451     (9,777)        (63%)
OEM, Royalty & Licensing ........     12,141      5,999      6,142         102%
Net Revenues ....................     43,999     56,448    (12,449)        (22%)


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

      Net revenues for the year ended December 31, 2003 were $36.3 million, a decrease of 17% compared to the same period in 2002. This decrease resulted from a 48% decrease in North American net revenues, offset by a 14% increase in International net revenues and by a 34% increase in OEM, royalties and licensing revenues. Net revenues for the year ended December 31, 2002 were $44.0 million, a decrease of 22% compared to the same period in 2001. This decrease resulted from a 25% decrease in North American net revenues, a 63% decrease in International net revenues, offset by a 102% increase in OEM, royalties and licensing revenues.

     North American net revenues for the year ended December 31, 2003 were $13.5 million as compared to $26.2 million for the year ended December 31, 2002. The decrease in North American net revenues in 2003 was mainly due to lower total unit sales of both new release and catalog titles. Although we released or delivered six product gold masters in each of 2003 and 2002, all six titles in 2003 were released by Vivendi, as compared to five in 2002, under the terms of the 2002 distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks, as well as being responsible for all manufacturing, marketing and distribution expenditures. This resulted in a decrease in North American sales of $19.4 million in 2003, partially offset by a decrease in product returns and price concessions of $6.7 million as compared to the 2002 period. Our product returns were also lower in 2003 due primarily to the reduction in price concessions we made in connection with our decreased catalog sales under our prior North American Distribution Agreement we entered into with Vivendi in 2001.

     We expect that our North American publishing net revenues will increase in 2004 compared to 2003, mainly due to increased unit sales on our new releases and catalog products.

     The decrease in North American net revenues in 2002 as compared to 2001 was mainly due to lower total unit sales as a result of releasing six titles in 2002 compared to eight titles in 2001. Furthermore, the five titles released in 2002 by Vivendi were released under the terms of the new 2002 distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks, as well as being responsible for all manufacturing, marketing and distribution expenditures. This resulted in a decrease in North American sales of $18.3 million in 2002, partially offset by a decrease in product returns and price concessions of $9.5 million as compared to the 2001 period. The decrease in title releases across all platforms is a result of our continued focus on releasing fewer, higher quality titles.

     International net revenues for the year ended December 31, 2003 were $6.5 million. The increase in International net revenues for the year ended December 31, 2002 was mainly due to a decrease in product returns and price concessions of $3.1 million compared to the 2002 period and the recognition of $0.6 million in revenues related to payments made to us by Avalon under their CVA, offset by a decrease of both new release and catalog sales.

     We expect that our International publishing net revenues will increase in 2004 as compared to 2003, mainly due to increased unit sales. Avalon our primary international distributor is current on their post-CVA payments to us. However, if Avalon is not able to continue its reorganization and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our European sales.

     International net revenues for the year ended December 31, 2002 were $5.7 million. The decrease in International net revenues for the year ended December 31, 2002 was mainly due to the reduction in title releases during the year which resulted in a $12.2 million decrease in revenue, partially offset by a decrease in product returns and price concessions of $2.4 million compared to the 2001 period. Our decision to reduce our product planning efforts during 2002 also contributed to the reduction of titles released in the International markets. Furthermore, our returns as a percentage of revenue, continued to increase as we experienced a high level of product returns and price concessions due to certain titles not gaining broad market acceptance.

     OEM, royalty and licensing net revenues for the year ended December 31, 2003 were $16.3 million, an increase of $4.1 million as compared to the same period in 2002. The OEM business decreased $2.8 million as a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products. The year ended December 31, 2003 also included $15.0 million in revenues for the sale of the HUNTER: THE RECKONING video game license in the first quarter of 2003. We expect that OEM, royalty and licensing net revenues in 2004 will decrease compared to 2003 primarily due to our continued focus on our core business of developing and publishing video game titles for distribution directly to the end users and not having a comparable transaction as the sale of the HUNTER: THE RECKONING license.

     OEM, royalty and licensing net revenues for the year ended December 31, 2002 were $12.1 million, an increase of $6.1 million as compared to the same period in 2001. Our OEM business decreased $1.3 million as a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to end users and our continued focus on video game console titles, which typically are not bundled with other products. The year ended December 31, 2002 also included revenues related to the sale of publishing rights for one of our products and the recognition of deferred revenue for a licensing transaction. In January 2002, we sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the third party developer. The settlement agreement provided, among other things, that we assign our rights and obligations under the product agreement to the third party distributor. As a result, we recorded net revenues of $5.6 million in the three months ended March 31, 2002. In February 2002, a licensing transaction we entered into in 1999 expired and we recognized revenue of $1.2 million, the unearned portion of the minimum guarantee.

PLATFORM NET REVENUES

     Our platform net revenues for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                       2003       2002      Change      % Change
                                      ------     ------     ------      --------
Personal Computer ...............      7,671     15,802     (8,131)        (52%)
Video Game Console ..............     12,354     16,056     (3,702)        (23%)
OEM, Royalty & Licensing ........     16,276     12,141      4,135          34%
Net Revenues ....................     36,301     43,999     (7,698)        (17%)


     PC net revenues for the year ended December 31, 2003 were $7.7 million, a decrease of 52% compared to the same period in 2002. The decrease in PC net revenues in 2003 was primarily due to the lower sales of our title LIONHEART in 2003 as compared to our 2002 release of ICEWIND DALE II. The decrease in PC net revenues were further affected by a decrease in catalog sales. We expect our PC net revenues to decrease in 2004 as compared to 2003 as we continue to focus on video game console titles.

     Our video game console net revenues decreased 23% for the year ended December 31, 2003 compared to the same period in 2002. The decrease in video game console net revenues was partially attributed to our releasing or delivering five product gold masters to Vivendi, all under our 2002 distribution agreement with them, whereby, we received a lower per unit rate in return for Vivendi being responsible for all manufacturing, marketing, and distribution expenditures. These five video game console titles were: RLH (Xbox), BALDUR'S
GATE: DARK ALLIANCE II (PS2),  BALDUR'S GATE: DARK ALLIANCE II (Xbox),  FALLOUT:
BROTHERHOOD OF STEEL (PS2) and FALLOUT: BROTHERHOOD OF STEEL (Xbox). We also released five video game console titles in 2002 to Vivendi; however, only four were under the 2002 distribution agreement. Furthermore, our video game console net revenues were reduced in 2003 by not releasing BALDUR'S GATE: DARK ALLIANCE II (PS2), BALDUR'S GATE: DARK ALLIANCE II (Xbox), FALLOUT: BROTHERHOOD OF STEEL
(PS2) and FALLOUT: BROTHERHOOD OF STEEL (Xbox) in Europe. We plan to release these titles in Europe in the first half of 2004. Our catalog sales also decreased in

2003 as compared to 2002. We expect our video game console net revenues to increase in 2004 mainly due to an increase in unit sales as compared to 2003.

     Our platform net revenues for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                       2002       2001      Change      % Change
                                      ------     ------     ------      --------
Personal Computer ...............     15,802     34,912    (19,110)        (55%)
Video Game Console ..............     16,056     15,537        519           3%
OEM, Royalty & Licensing ........     12,141      5,999      6,142         102%
Net Revenues ....................     43,999     56,448    (12,449)        (22%)

     PC net revenues for the year ended December 31, 2002 were $15.8 million compared to $34.9 million for the year ended December 31, 2001, a decrease of 55%. The decrease in PC net revenues in 2002 can be attributed to our release of only one title on PC in 2002 compared to a total of seven titles released on PC in 2001, three of which were major titles, ICEWIND DALE: HEART OF WINTER, FALLOUT TACTICS and BALDUR'S GATE II: THRONE OF BHAAL. In 2002, we released one major hit title ICEWIND DALE II.

     Our video game console net revenues increased 3% for the year ended December 31, 2002 compared to the same period in 2001 due to sales generated from the release of HUNTER: THE RECKONING (Xbox), and continued sales of BALDUR'S GATE: DARK ALLIANCE (PlayStation 2), which was released in 2001. Our other video game releases in 2002 included RLH (PlayStation 2), BALDUR'S GATE:
DARK ALLIANCE (Xbox), BALDUR'S GATE: DARK ALLIANCE (GameCube) and HUNTER (GameCube). Even though we released five console titles in 2002 as compared to three console titles in 2001, console net revenues did not increase substantially mainly due to releasing titles under the new 2002 distribution agreement with Vivendi, whereby, we receive a lower per unit rate and Vivendi is responsible for all manufacturing, marketing, and distribution expenditures.

COST OF GOODS SOLD; GROSS MARGIN

     Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. For sales of titles under the new 2002 distribution arrangement with Vivendi, our cost of goods consists of royalties paid to developers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by us. Typically, cost of goods sold as a percentage of net revenues for video game console products are higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with video game console and affiliate label products. We also include in the cost of goods sold the amortization of prepaid royalty and license fees we pay to third party software developers. We expense prepaid royalties over a period of six months commencing with the initial shipment of the title at a rate based upon the numbers of units shipped. We evaluate the likelihood of future realization of prepaid royalties and license fees quarterly, on a product-by-product basis, and charge the cost of goods sold for any amounts that we deem unlikely to realize through future product sales.

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                    2003        2002       Change      % Change
                                   ------      ------      ------      --------
Net Revenues ................      36,301      43,999      (7,698)         (17%)
Cost of Goods Sold ..........      13,120      26,706     (13,586)         (51%)
Gross Margin ................      23,181      17,293       5,888           34%

     Our cost of goods sold decreased 51% to $12.9 million in the year ended December 31, 2003 compared to the same period in 2002. Furthermore, we incurred $2.9 million of non-recurring charges related to the write-off of prepaid royalties on titles that were cancelled or not expected to meet our desired profit requirements as compared to $4.1 million in the 2002 period. In addition, the decrease was mainly a result of lower product cost of goods associated with lower overall product sales. We expect our cost of goods sold to increase in 2004 as compared to 2003 because we anticipate higher product cost of goods associated with higher overall product sales.

     Our gross margin increased to 64% in 2003 from 39% in 2002. This was due to a decrease in our royalty expense as a result of a decrease of $1.2 million in write-off of prepaid royalties, a decrease in our product cost of goods, a decrease in product returns and price concessions as compared to the 2002 period due to distributing all of our new releases in North America under the 2002 distribution agreement with Vivendi and the sale of the HUNTER: THE RECKONING license, which yielded approximately an 80% profit margin on the sale in February 2003. We expect our gross profit margin and gross profit to decrease in 2004 as compared to 2003 mainly due to the fact that we do not anticipate having a comparable transaction such as the sale of the HUNTER: THE RECKONING license, offset by the fact that we do not expect to incur any unusual product returns and price concessions or any write-offs of prepaid royalties in 2004.

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                    2002        2001       Change      % Change
                                   ------      ------      ------      --------
Net Revenues ................      43,999      56,448     (12,449)         (22%)
Cost of Goods Sold ..........      26,706      45,816     (19,110)         (42%)
Gross Margin ................      17,293      10,632       6,661           63%


     Our cost of goods sold decreased 42% to $26.7 million in the year ended December 31, 2002 compared to the same period in 2001. Furthermore, we incurred $4.1 million of non-recurring charges related to the write-off of prepaid royalties on titles that were not expected to meet our desired profit requirements as compared to $8.1 million in the 2001 period. In addition, the decrease was a result of distributing five titles with Vivendi under the new 2002 distribution agreement, in which the only cost of goods element we incur is royalty expense. Under this current distribution agreement with Vivendi, Vivendi pays us a lower per unit rate and is responsible for all manufacturing, marketing and distribution expenditures.

     Our gross margin increased to 39% in 2002 from 19% in 2001. This was due to a decrease in our royalty expense as a result of a decrease of $4.0 million in write-off of prepaid royalties, a decrease in our product cost of goods and a decrease in product returns and price concessions as compared to the 2001 period due to distributing the majority of our new releases in North America under the new 2002 distribution agreement with Vivendi.

MARKETING AND SALES

     Our marketing and sales expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                    2003        2002       Change      % Change
                                   ------      ------      ------      --------
Marketing and Sales .........       1,415       5,814      (4,399)         (76%)


     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the year ended December 31, 2003 were $1.4 million, a 76% decrease as compared to the 2002 period. The decrease in marketing and sales expenses is due to a $2.3 million reduction in advertising and retail marketing support expenditures and a decrease of $2.1 million in personnel costs and general expenses. We expect our marketing and sales expenses to increase in 2004 compared to 2003, as we expect to increase our International sales efforts in 2004.

     Our marketing and sales expenses for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                    2002        2001       Change      % Change
                                   ------      ------      ------      --------
Marketing and Sales .........       5,814      18,697     (12,883)         (69%)

     Marketing and sales expenses for the year ended December 31, 2002 were $5.8 million, a 69% decrease as compared to the 2001 period. The decrease in marketing and sales expenses is due to a $7.9 million reduction in advertising and retail marketing support expenditures and a decrease of $4.5 million in personnel costs and general expenses due to fewer product releases in 2002 and our shift from a direct sales force for North America to a distribution arrangement with Vivendi. Also, the decrease in marketing and sales expenses was a result of a decrease of $0.5 million in overhead fees paid to Avalon under our April 2001 settlement with Avalon.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                          2003       2002     Change    % Change
                                         ------     ------    ------    --------
General and Administrative ..........     6,692      7,655     (963)       (13%)


     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the year ended December 31, 2003 were $6.7 million, a 13% decrease as compared to the same period in 2002. The decrease is due to a $1.0 million decrease in personnel costs and general expenses in 2003. In the 2002 period, we incurred significant charges of $0.4 million in loan termination fees associated with the termination of our line of credit and $0.5 million in consulting expenses payable to Europlay 1, LLC, ("Europlay") an outside consulting firm hired in 2002 to assist us with the restructuring of the company and the sale of Shiny Entertainment, Inc. Expense has been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls. We expect our general and administrative expenses to remain relatively constant in 2004 compared to 2003.

     Our general and administrative expenses for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                          2002       2001     Change    % Change
                                         ------     ------    ------    --------
General and Administrative ........       7,655     12,622    (4,967)      (39%)

     General and administrative expenses for the year ended December 31, 2002 were $7.7 million, a 39% decrease as compared to the same period in 2001. The decrease is due to a $4.9 million decrease in personnel costs and general expenses. In the 2001 period, we incurred significant charges of $0.7 million provision for the termination of a building lease in the United Kingdom and $0.5 million in legal, audit and investment banking fees and expenses incurred principally in connection with the efforts of a proposed sale of us which was terminated.

PRODUCT DEVELOPMENT

     Our product development expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                          2003       2002     Change    % Change
                                         ------     ------    ------    --------
Product Development ...............      13,680     16,184    (2,504)      (16%)


     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2003 were $13.7 million, a 16% decrease as compared to the same period in 2002. This decrease was due to a $2.5 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002. We expect our product development expenses to decrease in 2004 compared to 2003 as a result of reductions of development personnel in 2003.

     Our product development expenses for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                    2002        2001       Change       % Change
                                   ------      ------      ------       --------
Product Development .........      16,184      20,603      (4,419)         (21%)


     Product development expenses for the year ended December 31, 2002 were $16.2 million, a 21% decrease as compared to the same period in 2001. This decrease was due to a $4.4 million decrease in development personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

SALE OF SHINY ENTERTAINMENT, INC.

     In April 2002, we sold our subsidiary Shiny Entertainment, Inc. to Infogrames Entertainment, Inc. for $47.2 million. We recognized a gain of $28.8 million on this sale.

OTHER EXPENSE, NET

     Our other expense for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                    2003        2002       Change       % Change
                                   ------      ------      ------       --------
Other Expense ............            82        1,531      (1,449)         (95%)


     Other expense consists primarily of interest expense on our lines of credit and foreign currency exchange transaction losses. Other expense for the year ended December 31, 2003 was $0.1 million, a 95% decrease as compared to the same period in 2002. The 2002 period included higher interest expense related to higher net borrowings, a $1.8 million provision due to a delay in the effectiveness of a registration statement in connection with our private placement of 8,126,770 shares of common stock and a $0.9 million gain in the settlement and termination of a building lease in the United Kingdom.

     Our other expense for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                    2002        2001       Change       % Change
                                   ------      ------      ------       --------
Other Expense ...........           1,531       4,526      (2,995)         (66%)

     Other expense for the year ended December 31, 2002 was $1.5 million, a 66% decrease as compared to the same period in 2001. The decreases were due to a reduction in interest expense related to lower net borrowings and a $0.9 million gain in the settlement and termination of a building lease in the United Kingdom.

PROVISION (BENEFIT) FOR INCOME TAXES

     Our provision/(benefit) for income taxes for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                          2003      2002       Change   % Change
                                          ----      ----       ------   --------
Provision (Benefit) ..............          0       (225)        225        100%


     We recorded no tax provision for the year ended December 31, 2003, compared with a tax benefit of $225,000 for the year ended December 31, 2002. In June 2002, the IRS concluded their examination of our consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In fiscal 2001, we established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. With the executed settlement, the actual amount owed was only $275,000. Accordingly, we adjusted our reserve and, as a result, recognized an income tax benefit of $225,000. We have a deferred tax asset of approximately $54.3 million that has been fully reserved at December 31, 2003. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to limitations.

     Our provision/(benefit) for income taxes for the years ended December 31, 2002 and 2001 breakdown as follows: (in thousands)

                                          2002      2001       Change   % Change
                                          ----      ----       ------   --------

Provision (Benefit) ...............       (225)      500         (725)    (145%)

     We recorded a tax benefit of $0.2 million for the year ended December 31, 2002, compared with a tax provision of $0.5 million for the year ended December 31, 2001. In June 2002, the IRS concluded their examination of our consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In fiscal 2001, we established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. With the executed settlement, the actual amount owed was only $275,000. Accordingly, we adjusted our reserve and, as a result, recognized an income tax benefit of $225,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, we had a working capital deficit of $14.8 million, and our cash balance was $1.2 million. We anticipate our current cash reserves, plus our expected generation of cash from existing operations will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2004.

     As of April 1, 2004, we were three months in arrears on the rent obligations for our corporate lease in Irvine, California. On April 9, 2004, our lessor served us with a Three-Day Notice to Pay Rent or Surrender Possession. If we are unable to pay our rent, we may lose our office space, which would interrupt our operations and cause substantial harm to our business. We have received notice from the IRS that we owe approximately $70,000 in payroll tax penalties. We estimate that we owe an additional $10,000, which we have accrued in penalties for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding. We were unable to meet our April 15, 2004 payroll obligations to our employees. Our property, general liability, auto, workers compensation, fiduciary liability, and employment practices liability have been cancelled. There can be no guarantee that we will be able to meet all contractual obligations in the near future, including payroll obligations. We expect that we will need to substantially reduce our working capital needs and/or raise additional financing. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy or being the subject of involuntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

     During 2003, we continued to operate under limited cash flow from operations. To improve our operating results, we have reduced our personnel by 94, from 207 in December 2002 to 113 in December 2003 by both involuntary termination and attrition. We have also reviewed other operational costs and have made reductions in expenditures in areas throughout the company.

     Additionally, we have reduced our fixed overhead commitments, and cancelled or suspended development on future titles which management believes do not meet sufficient projected profit margins, and scaled back certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results and further expense reductions.

     We continue to seek external sources of funding, including but not limited to, incurring debt, the sale of assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

     We have been operating without a credit facility since October 2001, which has adversely affected cash flow. We continue to face difficulties in paying our vendors, employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during 2004.

     Historically, we have funded our operations primarily through the use of lines of credit, income from operations, including royalty and distribution fee advances, cash generated by the sale of securities, and the sale of assets.

     Our primary capital needs have historically been to fund working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities provided cash of $2.6 million during the year ended December 31, 2003, primarily attributable to payments for accounts payable and other liabilities, royalty liabilities and recoupment of advances received by distributors. These uses of cash in operating activities were partially offset by collections of accounts receivable from related parties and reductions of inventory, which included the sales of finished goods to Vivendi.

     Cash used by investing activities of $0.3 million for the year ended December 31, 2003 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash used by financing activities of $1.2 million for the year ended December 31, 2003, consisted primarily of repayments of our note payable to Warner Brothers Entertainment, Inc.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom. As part of the Avalon CVA process, we submitted our creditor's claim. We have received the payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa, the Middle East, and certain other select countries. Avalon is current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

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

     If operating revenues from product releases are not sufficient to fund our operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements under which we have obligations under a guaranteed contract that has any of the characteristics identified in paragraph 3 of FASB Interpretation No. 3 of FASB Interpretation No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument. We have no obligations, including a contingent obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended) in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

CONTRACTUAL OBLIGATIONS           TOTAL   LESS THAN   1 - 3    3 - 5   MORE THAN
                                           1 YEAR     YEARS    YEARS    5 YEARS
--------------------------------------------------------------------------------
Developer Licensee
   Commitments (1) ...........    4,607     2,262     2,345     --        --
Lease Commitments (2) ........    3,708     1,533     2,175     --        --
Payroll Taxes (3) ............       80        80      --       --        --
Other Commitments (4) ........    2,603     2,097       506     --        --
                                 ------    ------    ------   ------    ------
 Total .......................   10,998     5,972     5,026     --        --


     Our current cash reserves plus our expected cash from existing operations will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2004. We will need to substantially reduce our working capital needs, continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

     (1) Developer/Licensee Commitments: The products produced by us are designed and created by our employee designers and artists and by non-employee software developers ("independent developers"). We typically advance development funds to the independent developers during development of our games, usually in installment payments made upon the completion of specified development milestones, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent developers. In addition, we have content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. These developer and content license commitments represent the sum of (1) minimum marketing commitments under royalty bearing licensing agreements, and (2) minimum payments and advances against royalties due under royalty-bearing licenses and developer agreements.

     (2) Lease Commitments: We lease certain of our current facilities and certain equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

     Our headquarters are located in Irvine, California, where we lease approximately 81,000 square feet of office space. This lease expires in June 2006 and provides us with one five year option to extend the term of the lease and expansion rights, on an "as available basis," to approximately double the size of the office space. We have subleased approximately 6,000 square feet of office space and may sublease an additional 21,000 of office space. As of April 1, 2004, we were currently three months in arrears on the rent obligations for our corporate lease in Irvine, California. On April 9, 2004, our lessor served us with a Three-Day Notice to Pay Rent or Surrender Possession. If we are unable to pay our rent we may lose our office space, which would interrupt our operations and cause substantial harm to our business.

     (3) Payroll Taxes: At December 31, 2003, we have an accrual of $70,442 for amounts related to past due interest and penalties on late payment of our Federal payroll taxes. As of December 31, 2003, we are current on the principal portion of our Federal payroll taxes. Additionally, in December 2003, we paid the State of California $12,076 in penalties and interest for late payment of payroll taxes. As of December 31, 2003, we owe no past due payroll tax principal, penalties, or interest to the State of California. We estimate that we owe an additional $10,000, which we have accrued in penalties for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding.

     (4) Other Commitments: Consist of payment plans entered into with various creditors and the amounts due under our insurance policy.

ACTIVITIES WITH RELATED PARTIES

     It is our policy that related party transactions will be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our operations involve significant transactions with our majority stockholder Titus Interactive S.A. ("Titus") and its affiliates. We have a major distribution agreement with Avalon, an affiliate of Titus. In addition, we have a major distribution agreement with Vivendi whose affiliate Universal Studios, Inc. owns less than 5% of our common stock at December 31, 2003. As a result, Vivendi, an affiliate of Universal Studios, will no longer be considered a 5% or more beneficial holder of our common stock and all future filings will no longer disclose Vivendi as such. The disclosure in this section "Activities with Related Parties" is being provided on the basis that for part of fiscal 2003 Vivendi's affiliate Universal Studios, Inc. was a 5% or more stockholder.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 67 million shares of common stock, which represents approximately 71% of our outstanding common stock, our only voting security. In January 2004, Titus disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in litigation with one of our former founders and officers and as a result had deposited pursuant to a California Court Order approximately 8,679,306 shares of our common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 million shares of common stock and has not represented to us that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004.

     We perform certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $5,000, $22,000, $21,000 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, Titus and its affiliates excluding Avalon owed us $362,000 and $200,000, respectively. We owed Titus and its affiliates excluding Avalon $321,000 as of December 31, 2002 and $0 as of December 31, 2003. Amounts we owed to Titus and its affiliates excluding Avalon at December 31, 2002, and 2003 consisted primarily of trade payables.

     In April 2002, we entered into an agreement with Titus, pursuant to which, among other things, we sold to Titus all right, title and interest in the games EARTHWORM JIM, MESSIAH, WILD 9, R/C STUNT COPTER, SACRIFICE, MDK, MDK II, and KINGPIN, and Titus licensed from us the right to develop, publish, manufacture and distribute the games HUNTER I, HUNTER II, ICEWIND DALE I, ICEWIND DALE II, and BALDUR'S GATE DARK ALLIANCE II solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to us a promissory note in the principal amount of $3.5 million, which note bears interest at 6% per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus stock with a per share value equal to 90% of the average trading price of Titus' stock over the five days immediately preceding the payment date. Pursuant to an April 26, 2002 agreement with Titus, on or before July 25, 2002, we had the right to solicit offers from and negotiate with third parties to sell certain rights and licenses. Our efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, we provided Titus with a guarantee under this agreement, which provides that in the event Titus did not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, we were to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. We entered into a rescission agreement in April 2003 with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, we terminated any executory obligations remaining, including, without limitation, our obligation to pay Titus up to the $2 million guarantee.

     Titus retained Europlay 1, LLC as outside consultants to assist with our restructuring. This arrangement with Europlay is with Titus, however, we agreed to reimburse Titus for consulting expenses incurred on our behalf. In connection with the sale of Shiny Entertainment Inc., we agreed to pay Europlay directly for their services with the proceeds received from the sale, which payment was made to Europlay in 2002. In addition, we entered into a commission-based agreement with Europlay to assist us with strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the company. Under this arrangement, Europlay assisted us with the sale of Shiny. In April 2003, we paid Europlay, $448,000 in connection with prior services provided by Europlay to us.

TRANSACTIONS WITH TITUS AFFILIATES

Transactions with Avalon, a wholly owned subsidiary of Titus

     We have an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In September 2003, we amended this International Distribution Agreement to provide Avalon with exclusive Australian rights to a product for $200,000. In November 2003, this amendment was rescinded and we paid Avalon a consideration of $50,000 for the rescission in addition to the refunding of the original $200,000 to Avalon for the same rights, which rights were reinstated under the Vivendi settlement.

     In connection with this International Distribution Agreement, we incurred distribution commission expense of $0.9 million, $0.9 million, and $2.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, we recognized overhead fees of $0, $0.5 million, and $1.0 million and certain minimum operating charges to Avalon of $0, $0, and $333,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Also in connection with this International Distribution Agreement, we subleased office space from Avalon. Rent expense paid to Avalon was $27,000, $104,000, and $104,000 for the years ended December 31, 2003, 2002, and 2001, respectively. As of April 2003, we no longer sublease office from Avalon.

     In January 2003, we entered into a waiver with Avalon related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, we paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of December 31, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom, in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received the payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

     In June 1997, we entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which we agreed to commission the development of the game GALLEON in exchange for an exclusive worldwide license to fully exploit the game and all derivatives including all publishing and distribution rights. Subsequently, in March 2002, we entered into a Term Sheet with Avalon, pursuant to which Avalon assumed all responsibility for future milestone payments to Confounding Factor to complete development of GALLEON and Avalon acquired exclusive rights to ship the game in certain territories. Avalon paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. While reserving our rights vis-a-vis Avalon, we then resumed making payments to Confounding Factor to protect our interests in GALLEON. As of March 2003, we met all of the remaining financial obligations to Confounding Factor, however we continued to provide production assistance to the developer in order to finalize the Xbox version of the game through December 2003. In December 2003, we sold all rights to GALLEON to SCI Games Ltd., an affiliate of SCi Entertainment Group of London. We paid Avalon $0.1 million representing a portion of the proceeds relative to their contribution of development cost in return for them relinquishing any rights to GALLEON.

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in our claims against Avalon in the Avalon CVA process.

     We have also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, we earned $2,000, $66,000 and $36,000 for performing publishing and distribution services on behalf of Avalon for the years ended December 31, 2003, 2002, and 2001, respectively.

Transactions with Titus Software

     In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at December 31, 2003 was approximately $240,000. The total receivable due from TSC is approximately $314,000 as of December 31, 2003. The majority of the additional approximately $74,000 was due to TSC subletting office space and miscellaneous other items.

     In May 2003, we paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, our CEO requested that we credit the $60,000 to amounts we owed to him arising from expenses incurred in connection with providing services to us. Our Board of Directors is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

Transactions with Titus Japan

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors have approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of December 31, 2003, we have received approximately $100,000 in revenues and incurred approximately $20,000 in commission fees pursuant to this agreement. As of December 31, 2003 Titus Japan owed us $6,000, which was recovered in the first quarter of 2004.

Transactions with Titus Interactive Studio

     In September 2003, we engaged the translation services of Titus Interactive Studio, pursuant to which (i) we will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by us and (iii) each work order can not have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Directors approval. We have paid approximately $11,000 to date under this agreement.

Transactions with Titus SARL

     As of December 31, 2003 we have a receivable of $42,000 for product development services that we provided.

Transactions with Titus GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month.

Transactions with Edge LLC

     In September 2003, our Board of Directors ratified and approved our engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a member of our Board of Directors, is a managing member for Edge LLC. As of December 31, 2003, we have incurred an aggregate expense of approximately $100,000 and had a payable of approximately $15,000 to Edge LLC. As of March 31, 2004, we have incurred an additional aggregate expense of approximately $50,000. Consequently, we have a payable of approximately $50,000 to Edge LLC.

TRANSACTIONS WITH VIVENDI

     In August 2001, we entered into a distribution agreement with Vivendi Universal Games, Inc. Neither Vivendi nor Universal has any representation on our Board of Directors. This distribution agreement provided for Vivendi to
become  our  distributor  in  North  America  through   December  31,  2003  for
substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under this agreement. Under the terms of this agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under this agreement, Vivendi made four advance payments to us totaling $10.0 million. In amendments to this agreement, Vivendi agreed to advance us an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to us, as defined therein. During the three months ended March 31, 2002, Vivendi advanced us an additional $3.0 million bringing the total amounts advanced to us under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of our products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully earned or repaid. As of December 31, 2003 this agreement has expired.

     In August 2002, we entered into a new distribution agreement with Vivendi. As of December 31, 2003, Vivendi's beneficial ownership in us decreased below 5%. Under this 2002 distribution agreement, Vivendi is to distribute substantially all of our products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Vivendi will pay us sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a product gold master, Vivendi will pay us, as a non-refundable minimum guarantee and a specified percent of the projected amount due to us based on projected initial shipment sales. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. In December 2002, we granted OEM rights and select back catalog titles in North America to Vivendi. In January 2003, we granted Vivendi the right to distribute substantially all of our products in Select Rest-of-World Countries. As of December 31, 2003, Vivendi had $2.9 million of its advance remaining to recoup under the rest-of-world countries and OEM back catalog agreements.

     In September 2003, we terminated our distribution agreement with Vivendi as a result of their alleged breaches, including non-payment of money owed to us under the terms of this distribution agreement. In October 2003, Vivendi and we reached a mutually agreed upon settlement and agreed to reinstate the 2002 distribution agreement. Vivendi distributed our games FALLOUT: BROTHERHOOD OF STEEL and BALDUR'S GATE: DARK ALLIANCE II in North America and Asia-Pacific (excluding Japan), and retained exclusive distribution rights in these regions for all of our future titles through August 2005.

     In December 2002, we granted the distribution rights to BALDUR'S GATE: DARK ALLIANCE (PS2, Xbox, and Nintendo GameCube) in Europe, excluding Spain and Italy, to Vivendi. In connection with the agreement, we paid $650,000 cash consideration for Avalon relinquishing its distribution rights to these products and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. In March 2003, we met all obligations under this distribution agreement. As of December 31, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, we sold to Vivendi all future interactive entertainment-publishing rights to the HUNTER: THE RECKONING license for $15 million, payable in installments, which were fully paid at December 31, 2003. We have retained the rights to the previously published HUNTER: THE RECKONING titles on Xbox and Nintendo GameCube.

     In February 2003, Vivendi advanced us $1.0 million pursuant to a letter of intent. As of December 31, 2003, the advance was discharged and recouped in full by Vivendi under the terms of the Vivendi settlement.


RISK FACTORS

     Our future operating results depend upon many factors and are subject to various risks and uncertainties. These major risks and uncertainties are discussed below. There may be additional risks and uncertainties which we do not believe are currently material or are not yet known to us but which may become such in the future. Some of the risks and uncertainties which may cause our operating results to vary from anticipated results or which may materially and adversely affect our operating results are as follows:

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY HAVE A NUMBER OF OBLIGATIONS THAT WE ARE UNABLE TO MEET WITHOUT GENERATING ADDITIONAL REVENUES OR RAISING ADDITIONAL CAPITAL. IF WE CANNOT GENERATE ADDITIONAL REVENUES OR RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY BECOME INSOLVENT AND/OR OUR STOCK WOULD BECOME ILLIQUID OR WORTHLESS.

     As of December 31, 2003, our cash balance was approximately $1.2 million and our outstanding accounts payable and current liabilities totaled approximately $18.1 million. The Report of our Independent Auditors for the year ended December 31, 2003 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We anticipate our current cash reserves plus our expected generation of cash from existing operations will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2004. As of April 9, 2004, we were currently three months in arrears on the rent obligations for our corporate lease in Irvine, California. On April 9, 2004, our lessor served us with a Three-Day Notice to Pay Rent or Surrender Possession. If we are unable to pay our rent, we may lose our office space, which would interrupt our operations and cause substantial harm to our business. We have received notice from the IRS that we owe approximately $70,000 in payroll tax penalties. We estimate that we owe an additional $10,000, which we have accrued in penalties for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding. We were unable to meet our April 15, 2004 payroll obligations to our employees. Our property, general liability, auto, workers compensation, fiduciary liability, and employment practices liability have been cancelled. There can be no guarantee that we will be able to meet all contractual obligations in the near future, including payroll obligations.

     We expect that we will need to substantially reduce our working capital needs and/or raise additional financing. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will only have sufficient resources to continue operations into the second quarter.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     For the year ended December 31, 2003, our net income from operations was $1.4 million and for the year ended December 31, 2002, our net loss from operations was $12.4 million. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2003, we had an accumulated deficit of $134.5 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

OUR ABILITY TO EFFECT A FINANCING TRANSACTION TO FUND OUR OPERATIONS COULD ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

     If we are not acquired by or merge with another entity or if we are not able to raise additional capital by sale or license of certain of our assets, we may need to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing. To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. In April 2001, we completed a private placement of our common stock which included the issuance of warrants to purchase an aggregate of 8,126,770 shares of common stock at an exercise price of $1.75 a share (the "Warrants"). The terms of the Warrants provide that if we issue additional shares of common stock, options to purchase common stock or securities convertible into common stock at a per share price below the exercise price of the Warrants in certain types of transactions, including, without limitation, a financing transaction, then the Warrants are to be repriced, subject to stockholder approval. Consequently, if we were to issue securities at a per share price below the exercise price of the Warrants in certain transactions, including a financing transaction, these Warrants may be exercised for a number of shares of our common stock which could be considerably greater than the present 8,126,770 shares and which may result in significant dilution to your shares. The Warrants expire in March 2006. Our certificate of incorporation provides for the issuance of preferred stock however we currently do not have any preferred stock issued and outstanding. Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock. Material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

TITUS INTERACTIVE SA CONTROLS A MAJORITY OF OUR VOTING STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF DIRECTORS AND PREVENT AN ACQUISITION OF US THAT IS FAVORABLE TO OUR OTHER STOCKHOLDERS. ALTERNATIVELY, TITUS CAN ALSO CAUSE A SALE OF CONTROL OF OUR COMPANY THAT MAY NOT BE FAVORABLE TO OUR OTHER STOCKHOLDERS.

     Titus owns approximately 67 million shares of common stock, which represents approximately 71% of our outstanding common stock, our only voting security. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2003 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Currently, three of the seven members of our Board are employees or directors of Titus or its affiliates, and our Chief Executive Officer and interim Chief Financial Officer Herve Caen is a director of various Titus affiliates. Furthermore, Titus' Chief Executive Officer Eric Caen serves as one of our directors. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Alternatively, Titus can also sell control of us to another party, which may not be in the best interests of the other stockholders. In the event we experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of our tax net operating loss carryforwards could be severely restricted in which case we may incur greater tax liabilities in future periods.

     In January 2004, Titus disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in litigation with one of our former founders and officers and as a result had deposited pursuant to a California Court Order approximately 8,679,306 shares of our common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 million shares of common stock and has not represented to us that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004

THE TERMINATION OF OUR CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

     We are currently operating without a credit agreement or credit facility. The lack of a credit agreement or credit facility has significantly impeded our ability to fund our operations and has caused material harm to our business. We will need to enter into a new credit agreement or locate alternative sources of financing to help fund our operations. There can be no assurance that we will be able to enter into a new credit agreement or that if we do enter into a new credit agreement, it will be on terms favorable to us.

ALMOST ALL OF OUR REVENUES DEPEND ON TWO DISTRIBUTORS, VIVENDI AND AVALON, AND THEIR DILIGENT SALES EFFORTS AND OUR DISTRIBUTORS' AND RETAIL CUSTOMERS' TIMELY PAYMENTS TO US.

     Since February 1999, Avalon has been the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Avalon expires in February 2006. In August 2002, we entered into a new distribution agreement with Vivendi pursuant to which Vivendi distributes substantially all our products in North America, as well as in Select Rest-of-World Countries. Our agreement with Vivendi expires in August 2005.

     Avalon and Vivendi each have exclusive rights to distribute our products in substantial portions of the world. As a consequence, the distribution of our products by Avalon and Vivendi will generate a substantial majority of our revenues, and proceeds from Avalon and Vivendi from the distribution of our products will constitute a substantial majority of our operating cash flows. Vivendi and Avalon accounted for 82% and 12% respectively, of our net revenues in 2003. Our revenues and cash flows could decrease significantly and our business and/or financial results could suffer material harm if:

     o either Avalon or Vivendi fails to deliver to us the full proceeds owed us from distribution of our products;

     o either Avalon or Vivendi fails to effectively distribute our products in their respective territories; or

     o either Avalon or Vivendi otherwise fails to perform under their respective distribution agreement.

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

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain and consequently are fully reserved. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL OFFICER, WHICH MAY AFFECT OUR ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

     Our former Chief Financial Officer ("CFO") Jeff Gonzalez resigned in October 2002. Following Mr. Gonzalez' resignation, CEO Herve Caen assumed the position of interim-CFO for a period of five months until March 3, 2003, at which time we hired a replacement CFO. On March 21, 2003, our new CFO resigned effectively immediately. Mr. Herve Caen has again assumed the position of interim-CFO and continues as CFO to date until a replacement can be found.

OUR BUSINESS AND INDUSTRY IS BOTH SEASONAL AND CYCLICAL. IF WE FAIL TO DELIVER OUR PRODUCTS AT THE RIGHT TIMES, OUR SALES WILL SUFFER.

     Our business is highly seasonal, with the highest levels of consumer demand occurring in the fourth quarter. Our industry is also cyclical. The timing of hardware platform introduction is often tied to the year-end season and is not within our control. As new platforms are being introduced into our industry, consumers often choose to defer game software purchases until such new platforms are available, which would cause sales of our products on current platforms to decline. This decline may not be offset by increased sales of products for the new platform.

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

     o    changes in PC and video game console platforms;

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

     It is likely that in future periods our operating results will not meet the expectations of the public or of public market analysts. Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause securities analysts and investors to revalue our stock and this may cause fluctuations in our stock price.

THERE ARE HIGH FIXED COSTS TO DEVELOPING OUR PRODUCTS. IF OUR REVENUES DECLINE BECAUSE OF DELAYS IN THE INTRODUCTION OF OUR PRODUCTS, OR IF THERE ARE SIGNIFICANT DEFECTS OR DISSATISFACTION WITH OUR PRODUCTS, OUR BUSINESS COULD BE HARMED.

     For the year ended December 31, 2003, our net income from operations was $1.4 million. We have incurred significant net losses in recent periods, including a loss from operations of $12.4 million for the year ended December 31, 2002. Our losses in the past stemmed partly from the significant costs we incur to develop our entertainment software products, product returns and price concessions. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

     Relatively fixed costs and short windows in which to earn revenues mean that sales of new products are important in enabling us to recover our development costs, to fund operations and to replace declining net revenues from older products. Our failure to accurately assess the commercial success of our new products, and our delays in releasing new products could reduce our net revenues and our ability to recoup development and operational costs.

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

     Third party interactive entertainment software developers develop various software products for us. Since we depend on these developers in the aggregate, we remain subject to the following risks:

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

WE COMPETE WITH A NUMBER OF COMPANIES THAT HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING AND PRODUCT DEVELOPMENT RESOURCES THAN WE DO.

     The greater resources of our competitors permit them to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees than we can to licensors of desirable motion picture, television, sports and character properties and pay more to third party software developers.

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

     In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms and they have generally discretionary approval authority over the products we develop for their platforms. Large diversified entertainment companies, such as The Walt Disney Company and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

     Retailers of our products typically have a limited amount of shelf space and promotional resources. As our products constitute a relatively small percentage of any retailer's sales volume, there can be no assurance that retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support. A prolonged failure by retailers to provide shelf space and promotional support could cause material harm to our business and financial results.

WE HAVE RELIED ON LOANS FROM TITUS INTERACTIVE S.A. IN THE PAST TO ENABLE US TO MEET OUR SHORT-TERM CASH NEEDS. TITUS INTERACTIVE S.A.'S CURRENT FINANCIAL CONDITION MAY RESULT IN OUR INABILITY TO SECURE CASH TO FUND OPERATIONS, MAY LEAD TO A SALE BY TITUS OF SHARES IT HOLDS IN US, AND MAY MAKE A SALE OF US MORE DIFFICULT.

     In the past, Titus, our majority shareholder, has loaned us money to enable us to meet our short-term cash needs. Now it appears that, at least in the near term, Titus will not have the ability to support us should we find ourselves with insufficient cash to fund operations. In addition, on March 21, 2003, due to Titus' lack of sufficient operating capital and need for immediate cash, we loaned Titus Software Corp., ("TSC"), a subsidiary of Titus, the sum of $226,000. Our Board of Directors has decided to revoke this loan. To date, we continue to attempt to collect the $226,000 loan and accrued interest from TSC. Further, should Titus ever be forced to cease operations due to lack of capital, that situation could lead to a sale by Titus, or its administrator or other representative in bankruptcy, of shares Titus holds in us, thereby potentially reducing the value of our shares and market capitalization. Such a sale and dispersion of shares to multiple stockholders further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

WE HAVE A LIMITED NUMBER OF KEY MANAGEMENT AND OTHER PERSONNEL. THE LOSS OF ANY SINGLE MEMBER OF MANAGEMENT OR KEY PERSON OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW KEY PERSONNEL COULD HARM OUR BUSINESS.

     Our business requires extensive time and creative effort to produce and market. Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel. Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees. Our executive management team currently consists of CEO and interim CFO Herve Caen and our President Phillip Adam. Our failure to recruit or retain the services of key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

OUR INTERNATIONAL SALES EXPOSE US TO RISKS OF UNSTABLE FOREIGN ECONOMIES, DIFFICULTIES IN COLLECTION OF REVENUES, INCREASED COSTS OF ADMINISTERING INTERNATIONAL BUSINESS TRANSACTIONS AND FLUCTUATIONS IN EXCHANGE RATES.

     Our net revenues from international sales accounted for approximately 18% and 13% of our total net revenues for years ended December 31, 2003 and 2002, respectively. Most of these revenues come from our distribution relationship with Avalon, pursuant to which Avalon became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

Our international sales are subject to a number of inherent risks, including the following:

     o    recessions in foreign economies may reduce purchases of our products;

     o translating and localizing products for international markets is time consuming and expensive;

     o accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;

     o    regulatory requirements may change unexpectedly;

     o    it is difficult and costly to staff and manage foreign operations;

     o    fluctuations in foreign currency exchange rates;

     o    political and economic instability;

     o our dependence on Avalon as our exclusive distributor in Europe, the Commonwealth of Independent States, Africa and the Middle East; and

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

     We are exposed to the risk of product returns and pricing concessions with respect to our distributors. Our distributors allow retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, our distributors provide pricing concessions to our customers to manage our customers' inventory levels in the distribution channel. Our distributors could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and their access to distribution channels. We have mitigated this risk in North America under the new 2002 distribution arrangement with Vivendi, as sales will be guaranteed with no offset for product returns and price concessions.

WE DEPEND UPON THIRD PARTY LICENSES OF CONTENT FOR MANY OF OUR PRODUCTS.

     Many of our current and planned products, are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements, and our ability to market products based on these licenses may be negatively impacted. Moreover, disputes regarding these license agreements may also negatively impact our ability to market products based on these licenses. Additionally, we may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. If we are unable to maintain current licenses or obtain new licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business.

IF DISTRIBUTION CONTRACT CLAIMS CONTINUE TO BE ASSERTED AGAINST US, WE MAY BE UNABLE TO SUSTAIN OUR BUSINESS OR MEET OUR CURRENT OBLIGATIONS.

     During 2003, we were involved in disputes and litigation with our key distributor Vivendi Universal Games. While we have since reached an amicable settlement with Vivendi, other distribution-related contract claims may be asserted against us in the future. Such claims can harm our business by consuming our limited human and financial resources, regardless of the merits of the claims. We incur substantial expenses in evaluating and defending against such claims. In the event that there is a determination against us on any of these types of claims, we could incur significant monetary liability and there could be a negative impact on product release.

OUR LICENSORS ARE ALSO OFTEN OUR COMPETITORS. WE MAY FAIL TO MAINTAIN EXISTING LICENSES, OR OBTAIN NEW LICENSES FROM PLATFORM COMPANIES ON ACCEPTABLE TERMS OR TO OBTAIN RENEWALS OF EXISTING OR FUTURE LICENSES FROM LICENSORS.

     We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PS2, as well as video game platforms from Nintendo and Microsoft, who are also our competitors. Each of these companies has the right to approve the technical functionality and content of our products for their platforms prior to distribution. Typically, such license agreements give broad control to the licensor over the approval, manufacturing and shipment of products on their platform. There can be no assurance that we will be able to obtain future licenses from platform companies on acceptable terms or that any existing or future licenses will be renewed by the licensors. Due to the competitive nature of the approval process, we typically must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these licenses or approvals or to obtain them on a timely basis could cause material harm to our business.

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

     As a result, video game console hardware licensors can shift onto us the risk that if actual retailer and consumer demand for our interactive entertainment software differs from our forecasts, we must either bear the loss from overproduction or the lower per-unit revenues associated with producing additional discs. Either situation could lead to material reductions in our net revenues and operating results.

RISKS RELATED TO OUR INDUSTRY

INADEQUATE INTELLECTUAL PROPERTY PROTECTIONS COULD PREVENT US FROM ENFORCING OR DEFENDING OUR PROPRIETARY TECHNOLOGY.

     We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks, and hold the rights to one patent application related to one of our titles. While we provide "shrink-wrap" license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable. We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

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

OUR BUSINESS IS INTENSELY COMPETITIVE AND PROFITABILITY IS INCREASINGLY DRIVEN BY A FEW KEY TITLE RELEASES. IF WE ARE UNABLE TO DELIVER KEY TITLES, OUR BUSINESS MAY BE HARMED.

     Competition in our industry is intense. New videogame products are regularly introduced. Increasingly, profits and revenues in our industry are dominated by certain key product releases and are increasingly produced in conjunction with the latest consumer and media trends. Many of our competitors may have more finances and other resources for the development of product titles than we do. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenue will decline.

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

     o    new media formats;

     o    recent releases of new video game consoles and;

     o    future video game systems by Sony, Microsoft, Nintendo and others.

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

RISKS RELATED TO OUR STOCK

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND INHIBIT OUR ABILITY TO RECEIVE A PREMIUM PRICE FOR YOUR SHARES.

     Our certificate of incorporation, as amended, provides for 150,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock. Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,280,576 shares of preferred stock and to fix the rights and preferences of such shares. 719,424 shares of Series A Preferred Stock was issued to Titus in the past, which amount has been fully converted into our common stock. In addition, our certificate of incorporation and bylaws contain provisions that:

     o eliminate the ability of stockholders to act by written consent and to call a special meeting of stockholders; and

     o require stockholders to give advance notice if they wish to nominate directors or submit proposals for stockholder approval.

     These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     "Penny stocks" generally include equity securities with a price of less than $5.00 per share, which are not traded on a national stock exchange or on Nasdaq, and are issued by a company that has tangible net assets of less than $2,000,000 if the company has been operating for at least three years. The "penny stock" rules require, among other things, broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, additional disclosure in connection with trades in the common stock are required, including the delivery of a disclosure schedule prescribed by the SEC relating to the "penny stock" market. These additional burdens imposed on broker-dealers may discourage them from effecting transactions in our common stock, which may make it more difficult for an investor to sell their shares and adversely affect the market price of our common stock.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2003. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK

     Currently, we do not have a line of credit, but we anticipate establishing a line of credit in the future.

     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Avalon.

     We recognized a $58,000 gain, $104,000 loss and $237,000 loss during the years ended December 31, 2003, 2002 and 2001, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 has been previously furnished and is incorporated herein by reference to our form 8-K filed on February 25, 2003, and amendment to such form 8-K filed on February 27, 2003.

ITEM 9A.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report.

     There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

     Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

     Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the information in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end December 31, 2003.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end December 31, 2003.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end December 31, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated herein by reference to the information in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end December 31, 2003.


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents, except for exhibit 32.1 which is being furnished herewith, are filed as part of this report:

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

(b)  Reports on Form 8-K.

     On November 5, 2003, we filed a Form 8-K regarding items 5 and 7. Such current report was provided in connection with our press release announcing that we had reached a settlement with Vivendi Universal Games, Inc. regarding the dispute under our distribution agreement.

     On November 17, 2003, we filed a Form 8-K regarding items 12 and 7. Such current report was provided in connection with our press release announcing our financial results for the quarter ended September 30, 2003.

     On December 15, 2003, we filed a Form 8-K regarding items 5 and 7. Such current report was provided in connection with our press release involving the sale of rights to the video game software called GALLEON.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 26th day of April 2004.

                                       INTERPLAY ENTERTAINMENT CORP.


                                       By:        /s/ Herve Caen
                                           ---------------------------------
                                                     Herve Caen
                                           Its:  Chief Executive Officer and
                                           Interim Chief Financial Officer
                                           (Principal Executive and
                                           Financial and Accounting Officer)

                                POWER OF ATTORNEY

     The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Herve Caen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                          DATE
       ---------                        -----                          ----


/s/ Herve Caen                 Chief Executive Officer,           April 26, 2004
-------------------------      Interim Chief Financial
Herve Caen                     Officer and Director
                               (Principal Executive and
                               Financial and Accounting
                               Officer)

/s/ Nathan Peck                Director                           April 26, 2004
-------------------------
Nathan Peck



/s/ Eric Caen                  Director                           April 26, 2004
-------------------------
Eric Caen

/s/ Gerald DeCiccio            Director                           April 26, 2004
-------------------------
Gerald DeCiccio



/s/ Robert Stefanovich         Director                           April 26, 2004
-------------------------
Robert Stefanovich



/s/ Michel H. Vulpillat        Director                           April 26, 2004
-------------------------
Michel H. Vulpillat



/s/ Michel Welter              Director                           April 26, 2004
-------------------------
Michel Welter

EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------     --------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-48473 (the "Form S-1"))

2.2 Stock Purchase Agreement by and between Infogrames, Inc., Shiny Entertainment Inc., David Perry, Shiny Group, Inc., and the Company. dated April 23, 2002. (incorporated herein by reference to Exhibit
            2.1 to the Company's Form 8-K filed May 6, 2002)

2.3 Amendment Number 1 to the Stock Purchase Agreement by and between the Company, Infogrames, Inc., Shiny Entertainment, Inc., David Perry, and Shiny Group, Inc. dated April 30, 2002. (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed May 6, 2002)

3.1         Amended and Restated Certificate of Incorporation of the Company.

3.2 Certificate of Designation of Preferences of Series A Preferred Stock, as filed with the Delaware Secretary of State on April 14, 2000. (incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

3.3 Certificate of Amendment of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock, as filed with the Delaware Secretary of State on October 30, 2000.

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 2, 2000.

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on January 21, 2004.

3.6         Amended and Restated Bylaws of the Company.

3.7 Amendment to the Amended and Restated Bylaws of the Company dated March 9, 2004.

4.1 Specimen form of stock certificate for Common Stock. (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

4.2         Shareholders'  Agreement  among MCA  Inc.,  the  Company,  and Brian
            Fargo, dated March 30, 1994, as amended. (incorporated herein by reference to Exhibit 4.2 to the Form S-1)

4.3 Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock. (incorporated herein by reference to Exhibit 4.3 to the Form S-1)

10.01 Third Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan"). (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on August 20, 2002)

10.02       Form of Stock Option Agreement pertaining to the 1997 Plan.

10.03 Form of Restricted Stock Purchase Agreement pertaining to the 1997 Plan. (incorporated herein by reference to Exhibit 10.3 to the Form S-1)

10.04       Employee Stock Purchase Plan.  (incorporated  herein by reference to
            Exhibit 10.10 to the Form S-1)

10.05 Form of Indemnification Agreement for Officers and Directors of the Company. (incorporated herein by reference to Exhibit 10.11 to the Form S-1)

10.06 Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois dated September 8, 1995, together with amendments thereto. (incorporated herein by reference to Exhibit 10.14 to the Form S-1)

10.07 Heads of Agreement concerning Sales and Distribution between the Company and Activision, Inc., dated November 19, 1998, as amended. (incorporated herein by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.08 Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999. (incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

10.09 International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated February 10, 1999. (incorporated herein by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

EXHIBIT
  NO.                                  DESCRIPTION
-------     --------------------------------------------------------------------

10.10 Termination Agreement among the Company, Virgin Interactive Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition Holdings, LLC, dated February 10, 1999. (incorporated herein by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998) (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.11 Fifth Amendment to Lease for Von Karman Corporate Center Office Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998. (incorporated herein by reference to Exhibit
            10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

10.12 Stock Purchase Agreement dated July 20, 1999, by and among the Company, Titus Interactive S.A., and Brian Fargo. (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13       Exchange   Agreement  dated  July  20,  1999,  by  and  among  Titus
            Interactive S.A., Brian Fargo, Herve Caen and Eric Caen. (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.14 Employment Agreement between the Company and Herve Caen dated November 9, 1999. (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.15 Warrant (350,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.16 Warrant (50,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.17 Warrant (100,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000. (incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.18 Amendment Number 1 to International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated July 1, 1999. (incorporated herein by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.19 Common Stock Subscription Agreement of the Company, dated March 29, 2001. (incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed on April 17, 2001)

10.20 Common Stock Purchase Warrant of the Company. (incorporated herein by reference to Exhibit 4.2 to the Form S-3 filed on April 17, 2001)

10.21 Warrant to Purchase Common Stock of the Company, dated April 25, 2001. (incorporated herein by reference to Exhibit 10.4 to the Form S-3 filed on May 4, 2001)

10.22 Agreement between the Company, Brian Fargo, Titus Interactive S.A., and Herve Caen, dated May 15, 2001. (incorporated herein by reference to Exhibit 99 to Form SCD 13D/A)

10.23 Distribution Agreement, dated August 23, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending September 30, 2001)

10.24 Letter Agreement re: Amendment #1 to Distribution Agreement dated August 23, 2001, dated September 14, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ending September 30, 2001)

10.25 Letter Agreement re: Secured Advance and Amendment #2 to Distribution Agreement, dated November 20, 2001 by and between the Company, and Vivendi Universal Interactive Publishing North America, Inc. (incorporated herein by reference to Exhibit 10.47 to the Form 10-K for the year ended December 31, 2001)

10.26 Letter Agreement re: Secured Advance and Amendment #3 to Distribution Agreement, dated December 13, 2001 by and between the Company, and Vivendi Universal Interactive Publishing North America, Inc. (incorporated herein by reference to Exhibit 10.48 to the Form 10-K for the year ended December 31, 2001)

10.27 Third Amendment to Computer License Agreement, dated July 25, 2001 by and between the Company, and Infogrames, Inc. (incorporated herein by reference to Exhibit 10.49 to the Form 10-K for the year ended December 31, 2001)

EXHIBIT
  NO.                                  DESCRIPTION
-------     --------------------------------------------------------------------

10.28 Letter Agreement and Amendment Number 4 to Distribution Agreement by and between Vivendi Universal Games, Inc. and the Company, dated January 18, 2002. (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2002)

10.29 Fourth Amendment To Computer License Agreement by and between the Company, and Infogrames Interactive, Inc. dated January 23, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment) (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2002)

10.30 Amendment Number Four to the Product Agreement by and between the Company, Infogrames Interactive, Inc., and Bioware Corp. dated January 24, 2002. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2002)

10.31 Amended and Restated Amendment Number 1 to Product Agreement by and between the Company, and High Voltage Software, Inc. dated March 5, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on May 15, 2002)

10.32 Settlement Agreement and Release by and between Brian Fargo, the Company, Interplay OEM, Inc., Gamesonline.com, Inc., Shiny Entertainment, Inc., and Titus Interactive S.A. dated March 13, 2002. (incorporated herein by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2002)

10.33 Agreement by and between Vivendi Universal Games Inc., the Company, and Shiny Entertainment, Inc. dated April of 2002. (incorporated herein by reference to Exhibit 10.7 to Form 10-Q filed on May 15,
            2002)

10.34 Term Sheet by and between Titus Interactive S.A., and the Company, dated April 26, 2002. (incorporated herein by reference to Exhibit
            10.8 to Form 10-Q filed on May 15, 2002)

10.35 Promissory Note by Titus Interactive S.A. in favor of the Company, dated April 26, 2002. (incorporated herein by reference to Exhibit
            10.9 to Form 10-Q filed on May 15, 2002)

10.36 Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, in favor of Warner Bros., a division of Time Warner Entertainment Company, L.P. (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on May 15, 2002)

10.37 Video Game Distribution Agreement by and between Vivendi Universal Games, Inc. and the Company, dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 19, 2002)

10.38 Letter of Intent by and between Vivendi Universal Games, Inc. and the Company, dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 19, 2002)

10.39       Letter  Agreement and Amendment #2 by and between Vivendi  Universal
            Games,  Inc.  and the  Company,  dated  August 29,  2002.  (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 19, 2002)

10.40       Letter  Agreement and Amendment #3 by and between Vivendi  Universal
            Games, Inc. and the Company, dated September 12, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on November 19, 2002)

10.41 Letter Agreement and Amendment # 4 (OEM & Back-Catalog) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and the Company, dated December 20, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.42 Letter Agreement and Amendment # 5 (Asia Pacific & Australia) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and the Company dated January 13, 2003. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.43 Purchase & Sale Agreement by and between Vivendi Universal Games, Inc. and the Company dated February 26, 2003. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending March 31, 2003)

EXHIBIT
  NO.                                  DESCRIPTION
-------     --------------------------------------------------------------------

10.44 Amendment Number 2 of International Distribution Agreement by and between Virgin Interactive Entertainment Limited (renamed Avalon Interactive Group Ltd.) and the Company, dated January 1, 2000.

10.45 Amendment to International Distribution Agreement, by and between Virgin Interactive Entertainment Limited (renamed Avalon Interactive Group Ltd.) and the Company, dated April 2001.

10.46 Avalon Amendment Number 4 of International Distribution Agreement, by and between Avalon Interactive Group Limited and the Company, dated August 6, 2003.

10.47 Mutual Release Settlement Agreement by and between Warner Bros. Entertainment, Inc. and the Company, dated October 13, 2003.

21.1        Subsidiaries of the Company.

23.1        Consent  of Squar  Milner,  Reehl and  Williamson,  LLP  Independent
            Auditors.

23.2        Consent of Ernst & Young, LLP, Independent Auditors.

24.1 Power of Attorney (included on signature page 49 to this Annual Report on Form 10-K).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press Release dated August 15, 2002. (Incorporated herein by reference to Exhibit 99.2 to Form 10-Q filed August 19, 2002).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORTS OF INDEPENDENT AUDITORS




                                                                            PAGE
                                                                            ----

Reports of Independent Auditors                                              F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2003 and 2002                    F-4

Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001                                          F-5

Consolidated Statements of Stockholder's Equity (Deficit)
   and accumulated other comprehensive income (loss) for
   the years ended December 31, 2003, 2002, 2001                             F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001                                          F-7

Notes to Consolidated Financial Statements                                   F-9

Schedule II - Valuation and Qualifying Accounts                              S-1

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Interplay Entertainment Corp.

     We have audited the accompanying consolidated balance sheets of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.), and subsidiaries (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and other comprehensive income (loss) and cash flows each of the years in the two-year period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2) for the year ended December 31, 2003 and 2002. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $14.8 million and a stockholders' deficit of $12.6 million at December 31, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner Reehl & Williamson, LLP

Newport Beach, California
March 25, 2004

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Interplay Entertainment Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.) and subsidiaries (the Company) for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Interplay Entertainment Corp. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Interplay Entertainment Corp. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company's recurring losses from operations and its stockholders' and working capital deficits raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ Ernst & Young LLP


Orange County, California
March 18, 2002

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                               DECEMBER 31,
                        ASSETS                             2003          2002
                                                        ---------     ---------
Current Assets:
     Cash ..........................................    $   1,171     $     134
     Trade receivables from related parties,
         net of allowances of $691 and $231,
         respectively ..............................          564         2,506
     Trade receivables, net of allowances
         of $34 and $855, respectively .............            6           170
     Inventories ...................................          146         2,029
     Prepaid licenses and royalties ................          209         5,129
     Deposits ......................................          600            77
     Prepaid expenses ..............................          673         1,113
     Other current assets ..........................            3            10
                                                        ---------     ---------
        Total current assets .......................        3,372        11,168

Property and equipment, net ........................        2,114         3,130
                                                        ---------     ---------
                                                        $   5,486     $  14,298
                                                        =========     =========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current debt ..................................    $     837     $   2,082
     Accounts payable ..............................        7,093        10,280
     Accrued royalties .............................        5,067         4,775
     Advances from distributors and others .........          629           101
     Advances from related parties .................        2,862         3,550
     Payables to related parties ...................        1,634         7,440
                                                        ---------     ---------
          Total current liabilities ................       18,122        28,228
                                                        ---------     ---------
Commitments and contingencies

Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value
        5,000,000 shares authorized; no shares
        issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000
        shares authorized; 93,855,634 and
        93,849,176 shares issued and
        outstanding, respectively ..................           94            94
     Paid-in capital ...............................      121,640       121,637
     Accumulated deficit ...........................     (134,481)     (135,793)
     Accumulated other comprehensive income ........          111           132
                                                        ---------     ---------
          Total stockholders' equity (deficit) .....      (12,636)      (13,930)
                                                        ---------     ---------
                                                        $   5,486     $  14,298
                                                        =========     =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                  YEARS ENDED DECEMBER 31,
                                               2003         2002         2001
                                                                     (Unaudited)
                                            ---------    ---------    ---------

Net revenues ............................   $   2,286    $  15,021    $  33,795
Net revenues from related party
   distributors .........................      34,015       28,978       22,653
                                            ---------    ---------    ---------
   Total net revenues ...................      36,301       43,999       56,448
Cost of goods sold ......................      13,120       26,706       45,816
                                            ---------    ---------    ---------
   Gross profit .........................      23,181       17,293       10,632
                                            ---------    ---------    ---------

Operating expenses:
   Marketing and sales ..................       1,415        5,814       18,697
   General and administrative ...........       6,692        7,655       12,622
   Product development ..................      13,680       16,184       20,603
                                            ---------    ---------    ---------
      Total operating expenses ..........      21,787       29,653       51,922
                                            ---------    ---------    ---------
      Operating income  (loss) ..........       1,394      (12,360)     (41,290)
                                            ---------    ---------    ---------

Other income (expense):
   Interest expense .....................        (218)      (2,214)      (4,285)
   Gain on sale of Shiny ................        --         28,813         --
   Other ................................         136          683         (241)
                                            ---------    ---------    ---------
       Total other income (expense) .....         (82)      27,282       (4,526)
                                            ---------    ---------    ---------

Income (loss) before provision
   (benefit) for income taxes ...........       1,312       14,922      (45,816)
Provision (benefit) for income taxes ....        --           (225)         500
                                            ---------    ---------    ---------
Net income (loss) .......................   $   1,312    $  15,147    $ (46,316)


Cumulative dividend on participating
   preferred stock ......................   $    --      $     133    $     966
Accretion of warrant ....................        --           --            266
                                            ---------    ---------    ---------
Net income (loss) available to common
   stockholders .........................   $   1,312    $  15,014    $ (47,548)
                                            =========    =========    =========


Net income (loss) per common share:
Basic ...................................   $    0.01    $    0.18    $   (1.23)
                                            =========    =========    =========
Diluted .................................   $    0.01    $    0.16    $   (1.23)
                                            =========    =========    =========

Weighted average  number of shares
   used in calculating  net income (loss)
   per common share:
Basic ...................................      93,852       83,585       38,670
                                            =========    =========    =========
Diluted .................................     104,314       96,070       38,670
                                            =========    =========    =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (Dollars in thousands)

                                                                                                                      ACCUMULATED
                                                                                                                         OTHER
                                                                                                                        COMPRE-
                                          PREFERRED STOCK             COMMON STOCK                                      HENSIVE
                                     ------------------------    -----------------------    PAID-IN     ACCUMULATED     INCOME
                                       SHARES        AMOUNT        SHARES       AMOUNT      CAPITAL       DEFICIT       (LOSS)
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2000 .......      719,424    $   20,604    30,143,636   $       30   $   88,759   $ (103,259)   $      264
   Issuance of common stock,
      net of issuance costs ......         --            --       8,151,253            8       11,743         --            --
   Conversion of Series A
      preferred stock into common
      stock ......................     (336,070)       (9,343)    6,679,306            7        9,336         --            --
   Dividend payable in connection
      with preferred stock
      conversion .................         --            (740)         --           --           --           --            --
   Issuance of warrants ..........         --            --            --           --            675         --            --
   Exercise of stock options .....         --            --          21,626         --              9         --            --
   Accretion of warrant ..........         --             266          --           --           --           (266)         --
   Accumulated accrued dividend on
      Series A preferred stock ...         --             966          --           --           --           (966)         --
   Compensation for stock options
      granted ....................         --            --            --           --              4         --            --
   Capital contribution by Titus .         --            --            --           --             75         --            --
   Option issued in connection
      with settlement ............         --            --            --           --            100         --            --
   Net loss ......................         --            --            --           --           --        (46,316)         --
   Other comprehensive loss, net
      of income taxes:
         Foreign currency
             translation
             adjustment ..........         --            --            --           --           --           --            (106)

              Comprehensive loss .
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2001 .......      383,354        11,753    44,995,821           45      110,701     (150,807)          158
   Issuance of common stock,
       net of issuance costs .....         --            --         721,652            1          208         --            --
   Accumulated accrued dividend on
      Series A preferred stock ...         --             133          --           --           --           (133)         --
   Conversion of Series A
      preferred stock into common
      stock ......................     (383,354)      (10,657)   47,492,162           47       10,610         --            --
   Dividend payable in connection
      with preferred stock
      conversion .................         --          (1,229)         --           --           --           --            --
   Issuance of warrants ..........         --            --            --           --             33         --            --
   Exercise of stock options .....         --            --         639,541            1           85         --            --
   Net income ....................         --            --            --           --           --         15,147          --
   Other comprehensive income,
      net of income taxes:
         Foreign currency
           translation
           adjustment ............         --            --            --           --           --           --             (26)

              Comprehensive income
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2002 .......         --            --      93,849,176           94      121,637     (135,793)          132
   Issuance of common stock,
       net of issuance costs .....         --            --           6,458         --              3         --            --
   Net income ....................         --            --            --           --           --          1,312          --
   Other comprehensive income, net
      of income taxes:
         Foreign currency
            translation adjustment         --            --            --           --           --           --             (21)

              Comprehensive income
                                     ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, December 31, 2003 .......         --      $     --      93,855,634   $       94   $  121,640   $ (134,481)   $      111
                                     ==========    ==========    ==========   ==========   ==========   ==========    ==========



                                       OTHER
                                       COMPRE-
                                       HENSIVE
                                       INCOME
                                       (LOSS)         TOTAL
                                     ----------    ---------
Balance, December 31, 2000 .......                 $   6,398
   Issuance of common stock,
      net of issuance costs ......                    11,751
   Conversion of Series A
      preferred stock into common
      stock ......................                      --
   Dividend payable in connection
      with preferred stock
      conversion .................                      (740)
   Issuance of warrants ..........                       675
   Exercise of stock options .....                         9
   Accretion of warrant ..........                      --
   Accumulated accrued dividend on
      Series A preferred stock ...                      --
   Compensation for stock options
      granted ....................                         4
   Capital contribution by Titus .                        75
   Option issued in connection
      with settlement ............                       100
   Net loss ......................   $ (46,316)      (46,316)
   Other comprehensive loss, net
      of income taxes:
         Foreign currency
             translation
             adjustment ..........        (106)         (106)
                                     ---------
              Comprehensive loss .   $ (46,422)
                                     =========     ---------
Balance, December 31, 2001 .......                   (28,150)
   Issuance of common stock,
       net of issuance costs .....                       209
   Accumulated accrued dividend on
      Series A preferred stock ...                      --
   Conversion of Series A
      preferred stock into common
      stock ......................                      --
   Dividend payable in connection
      with preferred stock
      conversion .................                    (1,229)
   Issuance of warrants ..........                        33
   Exercise of stock options .....                        86
   Net income ....................      15,147        15,147
   Other comprehensive income,
      net of income taxes:
         Foreign currency
           translation
           adjustment ............         (26)          (26)
                                     ---------
              Comprehensive income      15,121
                                     =========     ---------
Balance, December 31, 2002 .......                   (13,930)
   Issuance of common stock,
       net of issuance costs .....                         3
   Net income ....................       1,312         1,312
   Other comprehensive income, net
      of income taxes:
         Foreign currency
            translation adjustment         (21)          (21)
                                     ---------
              Comprehensive income   $   1,291
                                     =========     ---------
Balance, December 31, 2003 .......                 $ (12,636)


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                     2003        2002        2001
                                                                   --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ...........................................   $  1,312    $ 15,147    $(46,316)
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities--
      Depreciation and amortization ............................      1,353       1,671       2,613
      Noncash expense for stock compensation ...................       --           238         679
      Noncash interest expense .................................          6       1,860        --
      Amortization of prepaid licenses and royalties ...........      5,163       5,095       8,071
      Writeoff of prepaid licenses and royalties ...............      2,857       4,100       8,124
      Gain on sale of Shiny ....................................       --       (28,813)       --
      Other ....................................................        (21)        (26)         (6)
      Changes in assets and liabilities:
         Trade receivables, net ................................        164       3,139      14,360
         Trade receivables from related parties ................      1,942       3,669       4,239
         Inventories ...........................................      1,883       1,949        (619)
         Prepaid licenses and royalties ........................     (3,100)     (5,628)     (8,832)
         Other current assets ..................................        (76)        (51)       (390)
         Accounts payable ......................................     (2,148)     (5,777)      3,246
         Accrued royalties .....................................        292      (2,887)        (10)
         Other accrued liabilities .............................     (1,039)     (1,806)       (425)
         Payables to related parties ...........................     (5,806)       (887)      2,185
         Advances from distributors and others .................       (160)    (19,201)     21,144
                                                                   --------    --------    --------
             Net cash provided by (used in) operating activities      2,622     (28,208)      8,063
                                                                   --------    --------    --------

Cash flows from investing activities:
   Purchases of property and equipment .........................       (337)       (207)     (1,757)
   Proceeds from sale of Shiny .................................       --        33,134        --
                                                                   --------    --------    --------
         Net cash (used in) provided by investing activities ...       (337)     32,927      (1,757)
                                                                   --------    --------    --------

Cash flows from financing activities:
   Net borrowings (payments) on line of credit .................       --        (1,576)      1,576
   Net borrowings (payments) of previous line of credit ........       --          --       (24,433)
   Net borrowings (payments) of supplemental line of credit ....       --          --        (1,000)
   (Repayment) borrowings from former Chairman .................       --        (3,218)      3,000
   Net proceeds from issuance of common stock ..................          3           4      11,751
   Repayment of note payable ...................................     (1,251)       --          --
   Proceeds from exercise of stock options .....................       --            86           9
   Other financing activities ..................................       --          --            75
                                                                   --------    --------    --------
         Net cash used in  financing activities ................     (1,248)     (4,704)     (9,022)
                                                                   --------    --------    --------
Net increase (decrease) in cash ................................      1,037          15      (2,716)
Cash, beginning of year ........................................        134         119       2,835
                                                                   --------    --------    --------
Cash, end of year ..............................................   $  1,171    $    134    $    119
                                                                   ========    ========    ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                                 YEARS ENDED DECEMBER 31,
                                                                 2003     2002     2001
                                                                ------   ------   ------
Supplemental cash flow information:

    Cash paid during the year for interest ..................   $  212   $  344   $1,592

Supplemental disclosure of non-cash investing and financing
  activities:
    Acquisition of remaining interest in Shiny for
         options on common stock ............................     --       --        100
    Accretion of preferred stock to redemption value ........     --       --        266
    Dividend payable on partial conversion of preferred stock     --      1,229      740
    Accrued dividend on participating preferred stock .......     --        133      966
    Common stock issued under Product Agreement .............     --        205     --


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), develop and publish interactive entertainment software. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube. As of December 31, 2003, Titus Interactive, S.A. ("Titus"), a France-based developer, publisher and distributor of interactive entertainment software, owned 71% of the Company's common stock. In January 2004, Titus disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in litigation with one of our former founders and officers and as a result had deposited pursuant to a California Court Order approximately 8,679,306 shares of our common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 shares of common stock and has not represented to us that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004. The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "IPLY."

GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had operating income of $1.4 million in 2003 and operating losses of $12.4 million and $41.3 million in 2002 and 2001, respectively. Also at December 31, 2003, the Company had a stockholders' deficit of $12.6 million and a working capital deficit of $14.8 million. The Company has historically funded its operations primarily through the use of lines of credit (which the Company has not had the availability of such lines since October
2001), royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

     To reduce working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles, which management believes do not meet sufficient projected profit margins, and the scaling back of certain marketing programs. Management will continue to pursue various alternatives to improve future operating results, and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities.

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company completed the sale of the HUNTER: THE RECKONING license in February 2003, for $15.0 million. In November 2003, the Company sold the rights to a title in development.

     In August 2002, the Company entered into a new three-year North American distribution agreement (the "2002 Agreement") with Vivendi Universal Games, Inc. ("Vivendi"), which substantially replaces the August 2001 agreement with Vivendi (Note 6). Under the new 2002 agreement, the Company receives cash payments from Vivendi for distributed products sooner than under the Company's original August 2001 agreement with Vivendi. The Company has amended its agreement with Vivendi to increase the number of territories in which Vivendi can distribute the Company's products. In return, the Company has received additional advances from Vivendi for these additional rights. In February 2003, the Company sold to Vivendi the rights to develop and publish future titles under the Company's
HUNTER: THE RECKONING license (Note 17).

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     The Company anticipates its current cash reserves, proceeds from the sale of the HUNTER: THE RECKONING license, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated expenditures into the second quarter of fiscal 2004.

     As of April 1, 2004, the Company was three months in arrears on the rent obligations for its corporate lease in Irvine, California. On April 9, 2004, the Company's lessor served it with a Three-Day Notice to Pay Rent or Surrender Possession. If the Company is unable to pay its rent, the Company may lose its office space, which would interrupt its operations and cause substantial harm to its business.

     The Company has received notice from the IRS that it owes approximately $70,000 in payroll tax penalties. The Company estimates that it owes an additional $10,000, which it has accrued in penalties for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding. The Company was unable to meet its April 15, 2004 payroll obligations to its employees. The Company's property, general liability, auto, workers compensation, fiduciary liability, and employment practices liability have been cancelled. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which it is in default, for the balance of the $0.32 million owed payable in one remaining installment.

     On or about February 23, 2004, the Company received correspondence from Atari Interactive alleging that it had failed to pay royalties due under the D&D license as of February 15, 2004. If the Company is unable to cure this alleged breach of the license agreement, it may lose its remaining rights under the license, including the rights to continued distribution of BALDUR'S GATE: DARK ALLIANCE II. The loss of the remaining rights to distribute games created under the D&D license could have a significant negative impact on its future operating results. There can be no guarantee that the Company will be able to meet all contractual obligations in the near future, including payroll obligations. The Company expects that it will need to substantially reduce its working capital needs and/or raise additional financing. If the Company does not receive sufficient financing it may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors, and/or (iv) continue operations, but incur material harm to its business, operations or financial conditions. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubts about its ability to continue as a going concern. Consequently, the Company expects that it will need to substantially reduce its working capital needs and/or raise additional financing. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

AUTHORIZED COMMON STOCK

     Based on stockholder approval, the Company filed the certificate of amendment to increase its authorized shares of Common Stock by 50,000,000 shares for a total of 150,000,000 authorized shares with the State of Delaware.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

     The Company operates in a highly competitive industry that is subject to intense competition, potential government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to classifications used in the current year.

INVENTORIES

     Inventories consist of packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known. Based on management's evaluation, the Company has established a reserve of approximately $30,000.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


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

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under development arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. The Company amortizes the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortizes these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflects the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of computers, equipment and furniture and fixtures is provided using the straight-line method over a period of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the remaining lease term. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted Financial Accounting Statements Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the estimated fair value, based on many models, including projected future undiscounted net cash flows from such asset (excluding interest) and replacement value, an impairment loss is

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144, which supercedes SFAS 121, also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations. To date, management has determined that no impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and identifiable intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. At December 31, 2003, the Company had no goodwill or intangible items subject to amortization.

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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of the new Vivendi distribution agreement in August 2002, substantially all of the Company's sales are made by two related party distributors (Notes 6 and 12), Vivendi, which owns less than 5% of the outstanding shares of the Company's common stock at December 31, 2003, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus, the Company's largest stockholder.

     The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery and acceptance of the product gold master. Per copy royalties on sales that exceed the guarantee are recognized as earned. Guaranteed minimum royalties on sales, where the guarantee is not recognizable upon delivery, are recognized as the minimum payments come due.

     The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The reserve for estimated returns, exchanges, markdowns, price concessions and warranty costs was $0.4 million and

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


$1.1 million at December 31, 2003 and 2002, respectively. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

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

     In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration given by a Vendor to a Customer". The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buy downs and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement resulted in a reduction of net sales of $0, $0.1 million, and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

ADVERTISING COSTS

     The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. Advertising costs approximated $0.6 million, $3.0 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by the SFAS No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

FOREIGN CURRENCY

     The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and Losses resulting from foreign currency transactions amounted to a $58,000 gain, $104,000 loss and $237,000 loss during the years ended December 31, 2003, 2002 and 2001, respectively, and are included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants. For the years ended December 31, 2003 and 2002, all options and warrants outstanding to purchase common stock were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares and for year ended December 31, 2001, all options and warrants to purchase common stock were excluded from the diluted loss per share calculation, as the effect of such inclusion would be antidilutive.

GEOGRAPHIC SEGMENT INFORMATION

     The Company discloses information regarding segments in accordance with SFAS No. 131 DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The Company is managed, and financial information is developed on a geographical basis, rather than a product line basis. Thus, the Company has provided segment information on a geographical basis (see Note 14).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Management establishes an allowance for doubtful accounts based on qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. Management reassesses the allowance for doubtful accounts each period. If management made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result.

COST OF SOFTWARE REVENUE AND SUPPORT

     Cost of software revenue primarily reflects the manufacture expense and royalties to third party developers, which are recognized upon delivery of the product. Cost of support includes (i) sales commissions and salaries paid to employees who provide support to clients and (ii) fees paid to consultants, which are recognized as the services are performed. Sales commissions are expensed as incurred.

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

     In  March  2000,  the  FASB  issued   Interpretation  No.  44  ("FIN  44"),
"Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement during the year ended December 31, 2002.

     At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost reflected in net income was $0, $0, and $4,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  YEARS ENDED DECEMBER 31,
                                            2003          2002          2001
                                         ----------    ----------   -----------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Net income (loss) available to
     common stockholders,
     as reported ......................  $    1,404    $   15,014   $   (47,548)
Pro forma estimated fair value
     compensation expense .............        (177)         (232)       (1,177)
                                         ----------    ----------   -----------
Pro forma net income (loss)
     available to common
     stockholders .....................  $    1,227    $   14,782   $   (48,725)
                                         ==========    ==========   ===========
Basic net income (loss) per
     common share as reported .........  $     0.01    $     0.18   $     (1.23)
Diluted net income (loss) per
     common share as reported .........  $     0.01    $     0.16   $     (1.23)
Basic pro forma net income (loss)
     per common share .................  $     0.01    $     0.16   $     (1.26)
Diluted pro forma net income
     (loss) per common share ..........  $     0.01    $     0.15   $     (1.26)


RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

     SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.


     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities ("SPEs"): the first period ended after December 15, 2003; and (b) For all other types of
VIEs: the first period ended after March 15, 2004. Management has determined that the Company does not have any

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


SPEs (as defined), and is presently evaluating the other potential effects of FIN No. 46 (as amended) on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.   SHINY ENTERTAINMENT, INC

     In 1995, the Company acquired a 91% interest in Shiny Entertainment, Inc. ("Shiny") for $3.6 million in cash and stock. The acquisition was accounted for using the purchase method. The allocation of purchase price included $3 million of goodwill. The purchase agreement required the Company to pay the former owner of Shiny additional cash payments of up to $5.6 million upon the delivery and acceptance of five future Shiny interactive entertainment software titles (the "Earnout Payments"). In March 2001, the Company entered into an amendment to the Shiny purchase agreement, which, among other things, settled all outstanding claims under the Earnout Payments, and resulted in the Company acquiring the remaining 9% equity interest in Shiny for $600,000, payable in installments of cash and options on common stock. The amendment also provided for additional cash payments to the former owner of Shiny for two interactive entertainment software titles to be delivered in the future. The former owner of Shiny would have earned royalties after the future delivery of the two titles to the Company.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     The promissory note receivable from Infogrames was paid in full in August 2002.

     The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:


                                                                   (In millions)
Sale price of Shiny ............................................     $  47.2
Net assets of Shiny at April 30, 2002 ..........................         2.3
Transaction related costs:
   Cash payment to Warner Brothers Entertainment, Inc.
      for consent to transfer Matrix license ...................         2.2
   Note payable issued to Warner Brothers Entertainment,
      Inc. for consent to transfer Matrix
      license (Note 5) .........................................         2.0
   Payment to Shiny's President & Shiny Group, Inc. ............         7.1
   Commission fees to Europlay I, LLC ..........................         3.9
   Legal fees ..................................................         0.9
                                                                     -------
Gain on sale ...................................................     $  28.8
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

4.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                                 DECEMBER 31,
                                                              2003         2002
                                                             ------       ------
                                                          (Dollars in thousands)
Prepaid royalties for titles in development ..........       $  100       $4,644
Prepaid royalties for shipped titles .................         --            431
Prepaid licenses and trademarks ......................          109           54
                                                             ------       ------
                                                             $  209       $5,129
                                                             ======       ======


     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $5.2 million, $5.7 million and $8.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     During the years ended December 31, 2003, 2002 and 2001, the Company wrote-off $2.9 million $4.1 million and $8.1 million, respectively, of prepaid royalties for titles in development that were impaired due to the cancellation of certain development projects, which the Company has recorded under cost of goods sold in the accompanying consolidated statements of operations.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                          2003        2002
                                                        --------    --------
                                                        (Dollars in thousands)
     Computers and equipment ........................   $  6,071    $  9,125
     Furniture and fixtures .........................         48         107
     Leasehold improvements .........................        102       1,232
                                                        --------    --------
                                                           6,221      10,464
     Less:  Accumulated depreciation and amortization     (4,107)     (7,334)
                                                        --------    --------
                                                        $  2,114    $  3,130
                                                        ========    ========


     For the years ended December 31, 2003, 2002 and 2001, the Company incurred depreciation and amortization expense of $1.4 million, $1.7 million and $2.1 million, respectively. Shiny's property and equipment, which had accumulated depreciation of $0.4 million at December 31, 2001, was sold with the sale of Shiny. During the years ended December 31, 2003, 2002 and 2001, the Company disposed of fully depreciated equipment having an original cost of $4.6 million, $0 and $2.3 million, respectively.

5.   PROMISSORY NOTE

     The Company issued to Warner Brothers Entertainment, Inc. ("Warner") a Secured Convertible Promissory Note bearing interest at 6% per annum, due April 30, 2003, in the principal amount of $2.0 million in connection with the sale of Shiny (Note 3). The note was issued in partial payment of amounts due Warner under the parties' license agreement for the video game based on the motion picture THE MATRIX, which was being developed by Shiny. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30 day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 or (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agrees to register with the Securities and Exchange Commission the shares of common stock to be issued in the event Warner exercises its conversion option. At December 31, 2003, the balance owed to Warner, including accrued interest, is $0.84 million. On or about October 9, 2003, Warner filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company entered into a settlement agreement on this litigation and entered into a payment plan with Warner to satisfy the balance of the note by January 30, 2004. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the remaining balance of $0.32 million payable in one remaining installment.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


6.   ADVANCES FROM DISTRIBUTORS, RELATED PARTIES AND OTHERS

     Advances from distributors and OEMs consist of the following:

                                                              DECEMBER 31,
                                                           2003       2002
                                                          ------     ------
                                                        (Dollars in thousands)

     Advances for other distribution rights .........     $  629     $  101
                                                          ======     ======
     Net advance from Vivendi distribution
         agreement (related party) ..................     $2,862     $3,550
                                                          ======     ======


     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games EARTHWORM JIM, MESSIAH, WILD 9, R/C STUNT Copter, SACRIFICE, MDK, MDK II, and KINGPIN, and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games HUNTER I, HUNTER II, ICEWIND DALE I, ICEWIND DALE II, and BG: DARK ALLIANCE II solely on the Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6% per annum. The promissory note was due on August 31, 2002, and may be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90% of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. The Company has provided Titus with a guarantee under this agreement, which provides that in the event Titus does not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall is not the result of Titus' failure to use best commercial efforts, the Company will pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2.0 million. In April 2003, the Company entered into a rescission agreement with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company and Titus terminated all executory obligations including, without limitation, the Company's obligation to pay Titus up to the $2 million guarantee.

     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2002, as amended, for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earned a distribution fee based on the net sales of the titles distributed. The agreement provided for advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional
$3.0 million bringing the total amounts advanced to the Company under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully earned or repaid. As of December 31, 2003 this agreement has expired.

     In August 2002, the Company entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a non-refundable minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. In December 2002, the Company granted

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


OEM rights and selected back catalog titles in North America to Vivendi. In January 2003, the Company granted Vivendi the right to distribute substantially all of our products in select rest-of-world countries. As of December 31, 2003, Vivendi had $2.9 million of its advance remaining to recoup under the rest-of-world countries and OEM back catalog agreements. As of December 2003, the Company earned $0.7 million of the $3.6 million advance related to future minimum guarantees on undelivered products.

     In February 2003, the Company sold to Vivendi all future interactive entertainment-publishing rights to the HUNTER: THE RECKONING license for $15 million, payable in installments, which were fully paid at June 30, 2003. The Company retained the rights to the previously published HUNTER: THE RECKONING titles on Microsoft Xbox and Nintendo GameCube.

     In February 2003, Vivendi advanced the Company $1.0 million pursuant to a letter of intent. As of December 31, 2003, the advance was discharged and recouped in full by Vivendi under the terms of the Vivendi settlement.

     In September 2003, the Company terminated its distribution agreement with Vivendi as a result of their alleged breaches, including for non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, Vivendi and the Company reached a mutually agreed upon settlement and agreed to reinstate the 2002 distribution agreement. Vivendi distributed the Company's games FALLOUT: BROTHERHOOD OF STEEL and BALDURS GATE: DARK ALLIANCE II in North America and Asia-Pacific (excluding Japan), and retained exclusive distribution rights in these regions for all of the Company's future titles through August 2005.

     Based on recent sales and royalty statements received in April 2004 from Vivendi, the Company believes that Vivendi incorrectly reported gross sales of its products under the 2002 Agreement as a result of its taking improper deductions for price protections it offered its customers. Vivendi has acknowledged this error. The Company currently believes the minimum amount due in additional proceeds is approximately $66,000, which we are currently investigating.

     During 2003, the Company entered into two distribution agreements granting the distribution rights to certain titles for a total of $0.8 million in cash advance payments. As of December 31, 2003, approximately $0.2 million of the advance has been earned.

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

7.  INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:


                                           YEARS ENDED DECEMBER 31,
                                    2003            2002             2001
                                  --------        --------        --------
                                            (Dollars in thousands)
     Domestic ............        $  1,289        $ 14,922        $(44,264)
     Foreign .............              23            --            (1,552)
                                  --------        --------        --------
     Total ...............        $  1,312        $ 14,922        $(45,816)
                                  ========        ========        ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     The provision for income taxes is comprised of the following:


                                              YEARS ENDED DECEMBER 31,
                                         2003           2002           2001
                                        -----          -----          -----
                                                (Dollars in Thousands)
     Current:
        Federal ...............         $ --           $(225)         $ 500
        State .................           --             --             --
        Foreign ...............           --             --             --
                                        -----          -----          -----
                                          --            (225)           500
     Deferred:
        Federal ...............           --             --             --
        State .................           --             --             --
                                        -----          -----          -----
                                          --             --             --
                                        -----          -----          -----
                                        $ --           $(225)         $ 500
                                        =====          =====          =====


     The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $128 million and expires through the year 2023. The Company's NOL's for State tax reporting purposes approximate $64 million and expires through the year 2013. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code Section 382. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003, were suspended under provisions of California law.

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

A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:


                                                     YEARS ENDED DECEMBER 31,
                                               2003          2002         2001
                                            --------      --------      --------
Statutory income tax rate .............       34.0 %        34.0 %       (34.0)%
State and local income taxes, net of
   Federal income tax benefit .........        --            2.0          (6.0)
   Valuation allowance ................      (39.5)        (36.0)         40.0
Other .................................        5.5          (1.5)          1.1
                                            --------      --------      --------
                                               --  %        (1.5)%         1.1 %
                                            ========      ========      ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     The components of the Company's net deferred income tax asset (liability) are as follows:


                                                                DECEMBER 31,
                                                            2003         2002
                                                          --------     --------
                                                          (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties ...............................    $ (1,343)    $    422
     Nondeductible reserves ..........................       1,843          468
     Reserve for advances ............................      (1,685)      (2,041)
     Accrued expenses ................................       1,089       (1,297
     Foreign loss and credit carryforward ............       2,556        2,556
     Federal and state net operating losses ..........      49,735       51,192
     Research and development credit carryforward ....       2,374        2,374
     Other ...........................................        (119)         909
                                                          --------     --------
                                                            54,450       54,583
                                                          --------     --------

Non-current deferred tax asset (liability):
     Depreciation expense ............................        (117)        (192)
     Nondeductible reserves ..........................        --           --
                                                          --------     --------
                                                              (117)        (192)
                                                          --------     --------

Net deferred tax asset before valuation allowance ....      54,333       54,391
Valuation allowance ..................................     (54,333)     (54,391)
                                                          --------     --------
Net deferred tax asset ...............................    $   --       $   --
                                                          ========     ========


     The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance on deferred tax assets decreased $0.05 million during December 31, 2003 and decreased $1.5 million during December 31, 2002.

8.   COMMITMENTS AND CONTINGENCIES

ATARI BREACH

     On or about February 23, 2004 the Company received correspondence from Atari Interactive alleging that Interplay had failed to pay royalties due under the D&D license as of February 15, 2004. If the Company is unable to cure this alleged breach of the license agreement, the Company may lose its remaining rights under the license, including the rights to continued distribution of BALDUR'S GATE: DARK ALLIANCE II. The loss of the remaining rights to distribute games created under the D&D license could have a significant negative impact on future operating results.

PAYROLL TAXES

     At December 31, 2003, the Company had accrued approximately $70,000 for past due interest and penalties on the late payment of federal payroll taxes. As of December 31, 2003, the Company is current on the principal portion of Federal payroll taxes. Additionally, in December 2003, the Company paid the State of California $12,076 in penalties and interest for late payment of state payroll taxes. As of December 31, 2003, the Company did not have any past due payroll tax principal, penalties, or interest to the State of California. As of April 2004, the Company estimates that it owes an additional $10,000 in payroll tax penalties, which the Company has accrued for nonpayment of approximately $99,000 in Federal and State payroll taxes, which were due on March 31, 2004 and is still outstanding. The Company was unable to meet its April 15, 2004 payroll obligations to its employees.

INSURANCE

     The Company's property, general liability, auto, workers compensation, fiduciary liability, and employment practices liability have been cancelled.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


LEASES

     The Company has various leases for the office space it occupies including its corporate offices in Irvine, California. The lease for corporate offices expires in June 2006 with one five-year option to extend the term of the lease. The Company has also entered into various office equipment operating leases. Future minimum lease payments under noncancelable operating leases are as follows:


                 Year ending December 31 (Dollars in thousands):
                 2004 .............................      1,533
                 2005 .............................      1,533
                 2006 .............................        642
                                                      --------
                                                      $  3,708
                                                      ========

     Total rent expense was $1.8 million, $2.1 million, and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. If the Company is unable to pay its rent, it may lose its office space, which would interrupt its operations and cause substantial harm to its business.

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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and other Atari Interactive affiliates as well as the Company's subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add the Company as a separate defendant. The Company counterclaimed against KBK and also against Atari Interactive for breach of contract, among other claims. The Company believes this complaint is without merit and will vigorously defend its position.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that the Company failed to secure a timely effective date for a Registration Statement for the Company's shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2002 and that the Company is therefore liable to pay Special Situations $1.3 million. This matter was settled and the case dismissed in December 2003.

     In August 2003, the Company sent several notifications to Vivendi accusing Vivendi of failing to perform in accordance with the distribution agreement, including for the non-payment of money owed the Company, but the Company did not receive a response acceptable to it. In September 2003, the Company terminated the distribution agreement with Vivendi as a result of its alleged breaches. Following the termination, Vivendi filed suit against the Company in the Superior Court for the State of California, Los Angeles County, in an attempt to have the license reinstated. In October 2003, Vivendi and the Company reached a mutually agreed upon settlement and agreed to reinstate the August 2002 distribution agreement. Under the settlement, Vivendi resumed distribution of the Company's products and will continue distributing its titles through August 2005.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     On September 19, 2003, the Company commenced a wrongful termination and breach of contract action against Atari Interactive, Inc. and Atari, Inc. in New York State Supreme Court, New York County. The Company sought, among other things, a judgment declaring that a computer game license agreement between The Company and Atari Interactive continues to be in full force and effect. On September 23, 2003, the Company obtained a preliminary injunction that prevented termination of the computer game license agreement. Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Both sides sought damages in an amount to be determined at trial. The Company, Atari Interactive and Atari, Inc. reached an agreement with respect to the scope and terms of the computer game license agreement. The parties filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company stipulated to a judgment in favor of Warner Brothers and are in the process of satisfying the judgment, of which approximately $837,000 remained to be paid as of December 31, 2003. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the remaining balance of $0.32 million payable in one remaining installment.

     In March 2004, the Company instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne"). Battleborne was developing a console product for us tentatively titled "Airborne: Liberation." The Company's complaint alleges that Battleborne repudiated the contract with the Company and subsequently renamed the product and entered into a development agreement with a different publisher. The Company seeks a declaration from the court that it retain rights to the product, or damages.

     On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. If the Company is unable to satisfy this obligation and reach an agreement with its landlord, the Company could forfeit its lease, which would materially disrupt its operations and cause substantial harm to its business.

     On or about April 19, 2004, Bioware Corporation filed a breach of contract action against the Company in the Superior Court for the State of California, County of Orange, alleging failure to pay royalties when due. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it secured a writ of attachment over the Company's assets. If Bioware executes the writ, it will negatively affect the Company's cash flow, which could further restrict its operations.

EMPLOYMENT AGREEMENTS

     The Company has entered into various employment agreements with certain key employees providing for, among other things, salary, bonuses and the right to participate in certain incentive compensation and other employee benefit plans established by the Company. Under these agreements, upon termination without cause or resignation for good reason, the employees may be entitled to certain severance benefits, as defined. These agreements expire through 2006.

9.   STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2003, there were no shares of preferred stock outstanding.

     In 2002, the Company amended a development agreement with a developer whereby the developer would receive shares of the Company's common stock in return for meeting certain milestones. As a result of the developer meeting these milestones, the Company agreed to issue 700,000 shares of its restricted common stock. The accompanying statement of operations includes royalty expense of $205,000 based on the estimated fair value of the common stock on the day the restricted common stock was earned in 2002. The Company issued the restricted common stock in February 2003.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     In April 2001, the Company completed a private placement of 8,126,770 units at $1.5625 per unit for total proceeds of $12.7 million, and net proceeds of approximately $11.7 million. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.75 per share, which are currently exercisable. If the Company issues additional shares of common stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of common stock issued under the private placement becomes effective. The warrant expires four years after it vests. The registration statement was not declared effective by May 31, 2001 and in accordance with the terms of the agreement, the Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the registration statement was declared effective. During 2003, the Company settled with certain of these investors with respect to payment. During the year ended December 31, 2003, 2002, and 2001, the Company accrued a provision of $0, $1.8 million and $1.8 million, respectively, payable to these stockholders, which was charged to results of operations and classified as interest expense. The total amount accrued at December 31, 2003 and 2002 is $3.1 million and $3.6 million, respectively, which is included in accounts payable in the accompanying consolidated balance sheet.

     In April 2000, the Company completed a $20 million transaction with Titus under a Stock Purchase Agreement and issued 719,424 shares of newly designated Series A Preferred Stock ("Preferred Stock") and a warrant for 350,000 shares of the Company's Common Stock, which had preferences under certain events, as defined. The Preferred Stock was convertible by Titus, redeemable by the Company, and accrued a 6% cumulative dividend per annum payable in cash or, at the option of Titus, in shares of the Company's Common Stock as declared by the Company's Board of Directors. The Company held rights to redeem the Preferred Stock shares at the original issue price plus all accrued but unpaid dividends. Titus was entitled to convert the Preferred Stock shares into shares of Common Stock at any time after May 2001. The conversion rate was the lesser of $2.78 (7,194,240 shares of Common Stock) or 85% of the market price per share at the time of conversion, as defined. The Preferred Stock was entitled to the same voting rights as if it had been converted to Common Stock shares subject to a maximum of 7,619,047 votes. In October 2000, the Company's stockholders approved the issuance of the Preferred Stock to Titus. In connection with this transaction, Titus received a warrant for 350,000 shares of the Company's Common Stock exercisable at $3.79 per share at anytime. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes pricing model. This resulted in the Company allocating $19,202,000 to the Preferred Stock and $798,000 to the warrant, which is included in paid in capital. The discount on the Preferred Stock was accreted over a one-year period as a dividend to the Preferred Stock in the amount of $532,000 and $266,000 during the year ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had accreted the full amount. In addition, Titus received a warrant for 50,000 shares of the Company's Common Stock exercisable at $3.79 per share, because the Company did not meet certain financial operating performance targets for the year ended December 31, 2000. The fair value of this warrant was recorded as additional interest expense. Both warrants expire in April 2010.

     In August 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. This conversion did not include accumulated dividends of $740,000 on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock. This conversion did not include accumulated dividends of $1.2 million on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. Collectively, Titus has 71% of the total voting power of the Company's capital stock at December 31, 2003. There were no accrued dividends as of December 31, 2003.

EMPLOYEE STOCK PURCHASE PLAN

     Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. In 2000, the Board of Directors increased the number of shares authorized to 300,000. Of the 300,000 shares authorized to be issued under the plan, approximately 84,877 shares

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


remain available for issuance at December 31, 2002. Employees purchased 6,458, 21,652 and 24,483 shares in 2003, 2002 and 2001 for $323, $4,000 and $31,000, respectively. In 2003 the employee stock purchase plan was terminated.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 2003 is as follows:

     Stock option plans:
        Outstanding ....................................            425,985
        Available for future grants ....................          7,614,447
     Employee Stock Purchase Plan ......................               --
     Warrants ..........................................          9,587,068
                                                                 ----------
     Total .............................................         17,627,500
                                                                 ==========


10.  NET EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed as net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per common share is computed by dividing the net earnings available to the common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and common stock warrants and the conversion of outstanding convertible debentures.

                                                     YEARS ENDED DECEMBER 31,
                                                   2003       2002       2001
                                                 --------   --------   --------
                                                     (Amounts in thousands,
                                                    except per share amounts)
Net income (loss) available to common
     stockholders ............................   $  1,312   $ 15,014   $(47,548)
   Interest related to conversion of secured
     convertible promissory note .............         92         82       --
                                                 --------   --------   --------
   Dilutive net income (loss) available
     to common stockholders ..................   $  1,404   $ 15,096   $(47,548)
                                                 --------   --------   --------
Shares used to compute net income (loss) per
     common share:
   Weighted-average common shares ............     93,852     83,585     38,670
   Dilutive stock equivalents ................     10,462     12,485       --
                                                 --------   --------   --------
   Dilutive potential common shares ..........    104,314     96,070     38,670
                                                 ========   ========   ========
Net income (loss) per common share:
   Basic .....................................   $   0.01   $   0.18   $  (1.23)
   Diluted ...................................   $   0.01   $   0.16   $  (1.23)
                                                 --------   --------   ---------


     There were options and warrants outstanding to purchase 10,013,053 shares of common stock at December 31, 2003, which were excluded from the earnings per common share computation as the exercise price was greater than the average market price of the common shares. The dilutive stock equivalents in the above calculation related to the outstanding convertible debentures at December 31, 2003, which the Company utilized the "if converted" method pursuant to SFAS 128.

     Due to the net loss attributable for the year ended December 31, 2001, on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the year ended December 31, 2001, an additional 13,694,739 shares would have been added to dilutive potential common shares. The weighted average exercise price at December 31, 2003, 2002 and 2001 was $1.84, $1.99 and $2.07, respectively, for the options and warrants outstanding.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     In August 2000, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock. The warrant vested at certain dates over a one year period and had exercise prices between $3.00 per share and $6.00 per share. The warrant expired in August 2003 unexercised.

     A detail of the warrants outstanding and exercisable as of December 31, 2003 is as follows:


                                   WARRANTS OUTSTANDING AND EXERCISABLE
                            --------------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE        WEIGHTED
                                                     REMAINING       AVERAGE
  RANGE OF EXERCISE                                   CONTRACT       EXERCISE
        PRICES              NUMBER OUTSTANDING          LIFE          PRICE
-----------------------     ------------------       ----------      ---------

 $ 1.56   -  $ 1.56               500,000               3.50           $ 1.56
 $ 1.75   -  $ 1.75             8,626,770               2.47             1.75
 $ 3.79   -  $ 3.79               460,298               6.29             3.79
 $ 3.00   -  $ 6.00
                            ------------------       ----------      ---------
 $ 1.56   -  $ 6.00             9,587,068               2.70           $ 1.84
                            ==================       ==========      =========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


11.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     The Company has one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), the Company may grant options to its employees, consultants and directors, which generally vest from three to five years. At the Company's 2002 annual stockholders' meeting, its stockholders voted to approve an amendment to the 1997 Plan to increase the number of authorized shares of common stock available for issuance under the 1997 Plan from four million to 10 million. The Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan- 1991, as amended (the "1991 Plan"), and the Company's Incentive Stock Option and Nonqualified Stock Option Plan-1994, as amended (the "1994 Plan"), have terminated. An aggregate of 9,050 stock options that remain outstanding under the 1991 Plan and 1994 Plan have been transferred to its 1997 Plan.

     The Company has treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB 25. Compensation expense for the vested portion aggregated $0, $0 and $4,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following is a summary of option activity pursuant to the Company's stock option plans:

                                                    YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------------------
                                   2003                      2002                     2001
                         ----------------------    ----------------------    ---------------------
                                       WEIGHTED                  WEIGHTED                 WEIGHTED
                                       AVERAGE                   AVERAGE                  AVERAGE
                                       EXERCISE                  EXERCISE                 EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES      PRICE
                         ----------    --------    ----------    --------    ----------   --------
Options outstanding at
   beginning of year      1,091,697      $ 3.10     4,007,969     $ 2.57      3,539,828     $ 2.90
   Granted                  130,000        0.09          --          --         739,667       1.25
   Exercised                   --           --       (639,541)      0.14        (21,626)      0.47
   Canceled                (795,712)       3.22    (2,276,731)      3.44       (249,900)      3.36
                          ---------                ----------                 ---------
Options outstanding at
    end of year             425,985      $ 1.95     1,091,697     $ 3.10      4,007,969     $ 2.57
                          =========                ==========                 =========
   Options exercisable      243,890                   744,892                 2,093,606
                          =========                ==========                 =========


     The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization. There were 130,000 and zero options granted in 2003 and 2002, respectively. The 2003 grants of stock options were to members of the Board of Directors at a price of $0.09, vesting within 3 years, and expiring in 2013.


                                                          YEARS ENDED DECEMBER 31,
                                                   2003             2002            2001
                                                 ---------        --------       ---------
Risk free rate .............................           4.0%            0.0%           4.5%
Expected life ..............................      7.2 years             --       6.7 years
Expected volatility ........................           164%              0%            94%
Expected dividends .........................            --              --              --
Weighted- average grant-date fair value
   of warrants granted .....................     $    0.09        $     --       $    1.02
                                                 ---------        --------       ---------

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     A detail of the options outstanding and exercisable as of December 31, 2003 is as follows:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -----------------------------------   ------------------------
                                Weighted
                                 Average      Weighted                  Weighted
                                Remaining      Average                   Average
   Range of          Number     Contract      Exercise      Number      Exercise
Exercise Prices   Outstanding     Life         Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 0.09 - $ 2.31       218,001      8.81       $  0.53       70,671      $   0.98
$ 2.44 - $ 2.64        31,000      6.63       $  2.59       27,800          2.61
$ 2.69 - $ 2.69       100,500      5.52       $  2.69       85,600          2.69
$ 3.25 - $ 8.00        76,484      5.28       $  4.78       59,819          5.15
                  --------------------------------------------------------------
$ 0.09 - $ 8.00       425,985      7.24       $  1.95      243,890      $   2.79
                  ==============================================================


PROFIT SHARING 401(K) PLAN

     The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50% of the participant's contributions up to 6% of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's Board of Directors. Current year contributions were zero. Participants vest at a rate of 20% per year after the first year of service for profit sharing contributions and 20% per year after the first two years of service for matching contributions. Participants become 100% vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 2003, 2002 and 2001 was $150,000, $79,000 and $255,000, respectively.

12.  RELATED PARTY TRANSACTIONS

     Amounts receivable from and payable to related parties are as follows:

                                                               DECEMBER 31,
                                                          2003            2002
                                                        -------         -------
                                                         (Dollars in thousands)
Receivables from related parties:
       Avalon ..................................        $   893         $ 2,050
       Vivendi .................................           --               487
       Titus ...................................            362             200
       Return allowance ........................           (691)           (231)
                                                        -------         -------
       Total ...................................        $   564         $ 2,506
                                                        =======         =======

Payables to related parties:
       Avalon ..................................        $  --           $ 1,797
       Vivendi .................................          1,634           5,322
       Titus ...................................           --               321
                                                        -------         -------
       Total ...................................        $ 1,634         $ 7,440
                                                        =======         =======


     The Company's operations involve significant transactions with its majority stockholder Titus Interactive S.A. ("Titus") and its affiliates. The Company has a major distribution agreement with Avalon, an affiliate of Titus. In addition, the Company has a major distribution agreement with Vivendi, which owns approximately less than 5% of the Company's common stock as of December 31, 2003. It is the Company's policy that related party transactions are to be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


     In fiscal 2003, Vivendi's ownership decreased below 5%. As a result, Vivendi will no longer be considered a 5% or more beneficial holder of the Company's common stock and all future filings will no longer disclose Vivendi as such. Consequently, all future filings involving disclosure of Vivendi will no longer be made on the basis of disclosures of an affiliate of a 5% or more beneficial holder of the Company's common stock. The disclosure in this section "Activities with Related Parties" is being provided on the basis that for part of fiscal 2003 Universal Studios, Inc., an affiliate of Vivendi, was a 5% or more stockholder.

TRANSACTIONS WITH TITUS

     The Company is a majority owned subsidiary of Titus. According to Titus' filings with the Securities and Exchange Commission ("SEC"), Titus presently owns approximately 67 million shares of common stock, which represents approximately 71% of the Company's outstanding common stock, our only voting security. In January 2004, Titus disclosed in their annual report for the fiscal year ended June 30, 2003, filed with the Autorite des Marches Financiers of France, that they were involved in a litigation with one of Interplay's former founders and officers and as result had deposited pursuant to a California Court Order approximately 8,679,306 shares of the Company's common stock held by them (representing approximately 9% of our issued and outstanding common stock) with the court. Also disclosed was that Titus was conducting settlement discussions at the time of the filing to resolve the issue. To date, Titus has maintained voting control over the 8,679,306 million shares of common stock and has not represented to the Company that a transfer of beneficial ownership has occurred. Nevertheless, such transfer of shares may occur in fiscal 2004

     In connection with the equity investments by Titus, the Company performs distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $5,000, $22,000, $21,000 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, Titus and its affiliates, excluding Avalon, owed the Company $362,000 and $200,000, with a reserve of $356,000 and $0, respectively. The Company owed Titus and its affiliates, excluding Avalon, $321,000 as of December 31, 2002 and $0 as of December 31, 2003. Amounts the Company owed to Titus and its affiliates, excluding Avalon, at December 31, 2002 and 2003 consisted primarily of trade payables.

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

     In April 2002, the Company entered into an agreement with Titus, pursuant to which, among other things, the Company sold to Titus all right, title and interest in the games EARTHWORM JIM, MESSIAH, WILD 9, R/C STUNT COPTER, SACRIFICE, MDK, MDK II, AND KINGPIN, and Titus licensed from the Company the right to develop, publish, manufacture and distribute the games HUNTER I, HUNTER II, ICEWIND DALE I, ICEWIND DALE II, and BG: DARK ALLIANCE II solely on Nintendo Advance GameBoy game system for the life of the games. As consideration for these rights, Titus issued to the Company a promissory note in the principal amount of $3.5 million, which note bears interest at 6% per annum. The promissory note was due on August 31, 2002, and was to be paid, at Titus' option, in cash or in shares of Titus common stock with a per share value equal to 90% of the average trading price of Titus' common stock over the 5 days immediately preceding the payment date. Pursuant to an April 26, 2002 agreement with Titus, on or before July 25, 2002, the Company had the right to solicit offers from and negotiate with third parties to sell certain rights and licenses. The Company's efforts to enter into a binding agreement with a third party were unsuccessful. Moreover, the Company provided Titus with a guarantee under this agreement, which provides that in the event Titus did not achieve gross sales of at least $3.5 million by June 25, 2003, and the shortfall was not the result of Titus' failure to use best commercial efforts, the Company was to pay to Titus the difference between $3.5 million and the actual gross sales achieved by Titus, not to exceed $2 million. The Company entered into a rescission agreement in April 2003 with Titus to repurchase these assets for a purchase price payable by canceling the $3.5 million promissory note, and any unpaid accrued interest thereon. Concurrently, the Company terminated any executory obligations remaining, including, without limitation, our obligation to pay Titus up to the $2 million guarantee.

     Titus retained Europlay 1, LLC ("Europlay") as outside consultants to assist with the Company's restructuring. This arrangement with Europlay is with Titus, however, we agreed to reimburse Titus for consulting expenses incurred on our behalf. In connection with the sale of Shiny (see Note 3), the Company agreed to pay Europlay directly for their services with the proceeds received from the sale, payment of which was made to Europlay in 2002. In addition, the Company has entered into a commission-based agreement with Europlay to assist the Company with

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


strategic transactions, such as debt or equity financing, the sale of assets or an acquisition of the Company. Under this arrangement, Europlay assisted the Company with the sale of Shiny. In April 2003, the Company paid Europlay, a financial advisor originally retained by Titus, and subsequently retained by the Company, $448,000 in connection with prior services provided by Europlay to the Company.

TRANSACTIONS WITH TITUS AFFILIATES

Transactions with Avalon, a wholly owned subsidiary of Titus

     The Company has an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, the Company pays Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on the Company's behalf. In September 2003, the Company amended this International Distribution Agreement to provide Avalon with exclusive Australian rights to a product for $200,000. In November 2003, this amendment was rescinded and the Company paid Avalon consideration of $50,000 for the rescission in addition to the refunding of the original $200,000 to Avalon for the same rights which were reinstated under the Vivendi settlement.

     In February 1999, the Company entered into an International Distribution Agreement with Avalon, which provided for the exclusive distribution of
substantially  all  of  the  Company's  products  in  Europe,   Commonwealth  of
Independent States, Africa and the Middle East for a seven-year period, cancelable under certain conditions, subject to termination penalties and costs. Under the Agreement, the Company paid Avalon a monthly overhead fee, certain minimum operating charges, a distribution fee based on net sales, and Avalon provided certain market preparation, warehousing, sales and fulfillment services on behalf of the Company.

     The Company amended its International Distribution Agreement with Avalon effective January 1, 2000. Under the amended Agreement, the Company no longer paid Avalon an overhead fee or minimum commissions. In addition, the Company extended the term of the agreement through February 2007 and implemented an incentive plan that will allow Avalon to earn a higher commission rate, as defined. Avalon disputed the amendment to the International Distribution Agreement with the Company, and claimed that the Company was obligated, among other things, to pay for a portion of Avalon's overhead of up to approximately $9.3 million annually, subject to decrease by the amount of commissions earned by Avalon on its distribution of the Company's products.

     The Company settled this dispute with Avalon in April 2001 and further amended the International Distribution Agreement and amended the Termination Agreement and the Product Publishing Agreement, all of which were entered into on February 10, 1999 when the Company acquired an equity interest in VIE Acquisition Group LLC ("VIE"), the parent entity of Avalon. As a result of the April 2001 settlement, Avalon dismissed its claim for overhead fees, VIE fully redeemed the Company's ownership interest in VIE and Avalon paid the Company $3.1 million in net past due balances owed under the International Distribution Agreement. In addition, the Company paid Avalon a one-time marketing fee of $333,000 for the period ending June 30, 2001 and the monthly overhead fee was revised for the Company to pay $111,000 per month for the nine month period beginning April 2001, and $83,000 per month for the six month period beginning January 2002, with no further overhead commitment for the remainder of the term of the International Distribution Agreement. The Company no longer has an equity interest in VIE or Avalon as of April 2001.

     In connection with this International Distribution Agreement, the Company incurred distribution commission expense of $0.9 million, $0.9 million, and $2.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the Company recognized overhead fees of $0, $0.5 million, and $1.0 million and certain minimum operating charges to Avalon of $0, $0, and $333,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Also in connection with this International Distribution Agreement, the Company subleased office space from Avalon. Rent expense paid to Avalon was $27,000, $104,000, and $104,000 for the years ended December 31, 2003, 2002, and 2001, respectively. As of April 2003, the Company no longer sublease office from Avalon.

     In January 2003, the Company entered into a waiver with Avalon related to the distribution of a video game title in which the Company sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, the Company paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of December 31, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In May 2003, Avalon filed for a Company Voluntary Arrangement, ("CVA") a process of reorganization in the United Kingdom in which the Company participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, the Company submitted our creditor's claim. The Company received the first payment due to it as a creditor under the terms of the Avalon CVA plan. The Company continues to evaluate and adjust as appropriate its claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on its ability to collect amounts due from Avalon are uncertain. As a result, the Company cannot guarantee its ability to collect fully the debts the Company believes are due and owed to it from Avalon. If Avalon is not able to continue to operate under the new CVA, the Company expects Avalon to cease operations and liquidate, in which event the Company will most likely not receive in full the amounts presently due it by Avalon. The Company may have to appoint another distributor or become its own distributor in Europe and the other territories in which Avalon presently distributes its products.

     In June 1997, the Company entered into a Development and Publishing Agreement with Confounding Factor, a game developer, in which the Company agreed to commission the development of the game GALLEON in exchange for an exclusive worldwide license to fully exploit the game and all derivates including all publishing and distribution rights. Subsequently, in March 2002, the Company entered into a Term Sheet with Avalon, pursuant to which Avalon assumed all responsibility for future milestone payments to Confounding Factor to complete development of GALLEON and Avalon acquired exclusive rights to ship the game in certain territories. Avalon paid an initial $511,000 to Confounding Factor, but then ceased making the required payments. While reserving the Company's rights vis-a-

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


vis Avalon, the Company then resumed making payments to Confounding Factor to protect its interests in GALLEON. As of March 2003, the Company met all of the remaining financial obligations to Confounding Factor, however we continued to provide production assistance to the developer in order to finalize the Microsoft Xbox version of the game through December 2003. In December 2003, the Company sold all rights to GALLEON to SCi Games Ltd., an affiliate of SCi Entertainment Group of London. The Company paid Avalon a portion of the proceeds relative to Avalon's contribution of development costs in return for them relinquishing any rights to GALLEON.

     In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of the Company's license rights and to avoid potential third-party liability from various licensors of the Company's products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in the Company's claims against Avalon in the Avalon CVA process.

     The Company has also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Avalon. In connection with the Product Publishing Agreement with Avalon, the Company earned $2,000, $66,000, $36,000 for performing publishing and distribution services on behalf of Avalon for the years ended December 31, 2003, 2002, and 2001, respectively.

     In connection with the International Distribution Agreement and Product Publishing Agreement, the Company had also entered into an Operating Agreement with Virgin Acquisition Holdings, LLC, renamed Avalon Interactive Acquisition
Holdings LLC ("Avalon Holding"), which among other terms and conditions, provided the Company with a 43.9 percent equity interest in Avalon. During 1999, Titus acquired a 50.1 percent equity interest in Avalon. In 2000, Titus acquired the 6 percent originally owned by the two former members of the management of Interplay Productions Limited, the Company's United Kingdom subsidiary. The Company and Titus together held a 100 percent equity interest in Avalon as of December 31, 2000. As part of the terms of the April 2001 settlement with Avalon Holding, Avalon redeemed the Company's ownership interest in Avalon. The Company no longer has any equity interest in Avalon or Avalon Holding as of April 2001.

     The Company accounted for its investment in Avalon in accordance with the equity method of accounting. The Company did not recognize any material income or loss in connection with its investment in Avalon for the years ended December 31, 2001 and 2000.

Transactions with Titus Software

     In March 2003, the Company entered into a note receivable with Titus Software Corp., or "TSC", a subsidiary of Titus, for $226,000. The note earns interest at 8% per annum and is due in February 2004. In May 2003, the Company's board of directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing, the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at December 31, 2003 was approximately $240,000. The total receivable due from TSC is approximately $314,000 as of December 31, 2003. The majority of the additional receivable, approximately $74,000, was due to TSC subletting office space from Interplay and miscellaneous other items.

     In May 2003, the Company's CEO instructed us to pay TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the CEO requested that the Company credit the $60,000 to amounts the Company owed to him arising from expenses incurred in connection with providing services to us. The Company's board of directors is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

Transactions with Titus Japan

     In June 2003, the Company began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by the Company's board of directors and is currently being reviewed by them. The Company' boards of directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on the Company's behalf. As of December 31, 2003, the Company has received approximately $100,000 in revenue and incurred approximately $20,000 in commission fees pursuant to this agreement. As of December 31, 2003 Titus Japan owed the Company $6,000, which was recovered in the first quarter of 2004.

Transactions with Titus Interactive Studio

     In September 2003, the Board approved the Company to engage the translation services of Titus Interactive Studio. The Company, pursuant to the agreement, must (i) request a quote from Titus Interactive Studio for each

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by the Company and (iii) each work order can not have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board approval.

Transactions with Titus SARL

     At December 31, 2003, the Company had a receivable of $42,000 for product development services that it provided to Titus SARL during 2003 and for prior years.

Transactions with Titus GIE

     In February 2004, the Company engaged the services of GIE Titus Interactive Group, an affiliate of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month.

Transactions with Edge LLC

     In September 2003, the Company's Board of Directors ratified and approved the Company's engagement of Edge LLC to provide recommendations regarding the operation of the Company's legal department and strategies as well as interim executive functions. Mr. Vulpillat, a member of the board of directors, is the managing member for Edge LLC. As of December 31, 2003, the Company has incurred an aggregate expense of approximately $100,000 and has a payable of approximately $15,000 to Edge LLC.

TRANSACTIONS WITH VIVENDI

     In August 2001, the Company entered into a distribution agreement with Vivendi providing for Vivendi to become the Company's distributor in North America through December 31, 2002, as amended, for substantially all of its products, with the exception of products with pre-existing distribution agreements. Under the terms of the agreement, as amended, Vivendi earned a distribution fee based on the net sales of the titles distributed. The agreement provided for advance payments from Vivendi totaling $10.0 million. In amendments to the agreement, Vivendi agreed to advance the Company an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to the Company, as defined. During the three months ended March 31, 2002, Vivendi advanced the Company an additional
$3.0 million bringing the total amounts advanced to the Company under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of the Company's products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully earned or repaid. As of December 31, 2003 this agreement has expired.

     In connection with the distribution agreements with Vivendi, the Company incurred distribution commission expense of $16.2 million, $14.0 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Distribution commission expense in for titles released under the August 2002 agreement, were inclusive of all marketing, manufacturing and distribution expenditures.

     In August 2002, the Company entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees, price concessions and returns. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a non-refundable minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. In December 2002, the Company granted OEM rights and selected back catalog titles in North America to Vivendi. In January 2003, the Company granted Vivendi the right to distribute substantially all of our products in select rest-of-world countries. As of December 31, 2003, Vivendi had $2.9 million of its advance remaining to recoup under the rest-of-

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


world countries and OEM back catalog agreements. As of December 2003, the Company earned $0.7 million of the $3.6 million advance related to future minimum guarantees on undelivered products.

     In September 2003, the Company terminated its distribution agreement with Vivendi as a result of Vivendi's alleged breaches, including for non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, Vivendi and the Company reached a mutually agreed upon settlement as to the Company's dispute under this distribution agreement and agreed to reinstate the 2002 distribution agreement. Vivendi distributed the Company's games FALLOUT: BROTHERHOOD OF STEEL and BALDURS: GATE DARK ALLIANCE II in North America and Asia-Pacific (excluding Japan), and retained exclusive distribution rights in these regions for all of the Company's future titles through August 2005.

     In December 2002, the Company  granted the  distribution  rights to BALDURS
GATE: DARK ALLIANCE (PlayStation 2, Microsoft Xbox, and GameCube) in Europe, excluding Spain and Italy to Vivendi. In connection with the agreement, the Company paid Avalon cash consideration for Avalon relinquishing its distribution rights to these products and will pay Avalon 50% of all proceeds in excess of the advance the Company received from Vivendi. In March 2003, the Company met all obligations under this distribution agreement. As of December 31, 2003, Vivendi has not reported sales exceeding the minimum guarantee.

     In February 2003, the Company sold to Vivendi all future interactive entertainment-publishing rights to the HUNTER: THE RECKONING license for $15 million, payable in installments, which were fully paid in 2003. The Company has retained the rights to the previously published HUNTER: THE RECKONING titles on Microsoft Xbox and Nintendo GameCube.

     In February 2003, Vivendi advanced the Company $1.0 million pursuant to a letter of intent. As of December 31, 2003, the advance was discharged and recouped in full by Vivendi under the terms of the Vivendi settlement.

13.  CONCENTRATION OF CREDIT RISK

     As of December 31, 2003, substantially all of the Company's sales were to its distributors, Avalon and Vivendi. Avalon and Vivendi each have exclusive rights to distribute the Company's products in substantial portions of the world. As a consequence, the distribution of the Company's products by Avalon and Vivendi will generate a substantial majority of the Company's revenues, and proceeds from Avalon and Vivendi from the distribution of the Company's products will constitute a majority of the Company's operating cash flows. Therefore, the Company's revenues and cash flows could decrease significantly and the Company's business and/or financial results could suffer material harm if:

     o either Avalon or Vivendi fails to deliver to the Company the full proceeds owed it from distribution of its products;
     o either Avalon or Vivendi fails to effectively distribute the Company's products in their respective territories; or
     o either Avalon or Vivendi otherwise fails to perform under their respective distribution agreements.

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

     For the years ended December 31, 2003, 2002 and 2001, Avalon accounted for approximately 12%, 11% and 22%, respectively, of net revenues in connection with the International Distribution Agreement (Note 12). Vivendi accounted for 82%, 71%, and 17% of net revenues in the year ended December 31, 2003, 2002 and 2001, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2003


14.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                     YEARS ENDED DECEMBER 31,
                   ------------------------------------------------------------
                           2003                2002                2001
                   ------------------   ------------------   ------------------
                    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                   --------   -------   --------   -------   --------   -------
                                       (Dollars in thousands)

North America ..   $ 13,541      37 %   $ 26,184      60 %   $ 34,998      62 %
Europe .........      5,682      16        4,988      11       12,597      22
Rest of World ..        802       2          686       2        2,854       5
OEM, royalty and
   licensing ...     16,276      45       12,141      27        5,999      11
                   --------   -------   --------   -------   --------   -------
                   $ 36,301     100 %   $ 43,999     100 %   $ 56,448     100 %
                   ========   =======   ========   =======   ========   =======


15.  OTHER EXPENSE, NET

     In April 2002, the Company entered into a settlement agreement with the landlord of its office facility in the United Kingdom, whereby the Company returned the property back to the landlord and was released from any further lease obligations. As a result of this settlement, the Company reduced its amounts accrued for this contractual obligation by $0.9 million in the year ended December 31, 2002.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follow:

                                              MAR. 31    JUN. 30     SEP. 30     DEC. 31
                                             --------   ---------   --------    --------
                                                      (Dollars in thousands, except
                                                          per share amounts)
Year ended December 31, 2003:
Net revenues .............................   $ 18,762   $   1,269   $  4,727    $ 11,543
                                             ========   =========   ========    ========
Gross profit .............................   $ 11,777   $     155   $  2,878    $  8,371
                                             ========   =========   ========    ========
Net income (loss) ........................   $  5,576   $  (5,376)  $ (2,189)   $  3,301
                                             ========   =========   ========    ========

Net income (loss) per common share basic .   $   0.06   $    0.06   $  (0.02)   $   0.04
                                             ========   =========   ========    ========
Net income (loss) per common share diluted   $   0.06   $    0.06   $  (0.02)   $   0.04
                                             ========   =========   ========    ========

Year ended December 31, 2002:
Net revenues .............................   $ 15,375   $  11,842   $  9,677    $  7,105
                                             ========   =========   ========    ========
Gross profit .............................   $ 10,898   $   1,240   $  4,002    $  1,153
                                             ========   =========   ========    ========
Net income (loss) ........................   $  1,495   $  20,868   $ (1,847)   $ (5,369)
                                             ========   =========   ========    ========

Net income (loss) per common share
basic/diluted ............................   $   0.02   $    0.22   $  (0.02)   $  (0.09)
                                             ========   =========   ========    ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


                                                   TRADE RECEIVABLES ALLOWANCE
                                 ---------------------------------------------------------
                                   BALANCE AT     PROVISIONS FOR                BALANCE AT
                                  BEGINNING OF       RETURNS      RETURNS AND     END OF
            PERIOD                   PERIOD       AND DISCOUNTS    DISCOUNTS      PERIOD
            ------                ------------    ------------    ----------    ----------
Year ended December 31, 2001      $    6,543      $   19,875      $  (18,877)   $   7,541
                                  ==========      ==========      ==========    =========

Year ended December 31, 2002      $    7,541      $    2,586      $   (9,041)   $   1,086
                                  ==========      ==========      ==========    =========

Year ended December 31, 2003      $    1,086      $      864      $   (1,225)   $    725
                                  ==========      ==========      ==========    =========