Form 10-K/A
period 2003-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2004-04-29
CIK 1057232

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

As of June 28, 2003, the aggregate market value of voting common stock held by non-affiliates was approximately $3,499,417, based upon the closing price of the common stock on that date.

As of April 28, 2004, 93,855,634 shares of common stock of the Registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 27, 2004

     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (which we will refer to as "we," "us," or "our" in this Amendment) on April 27, 2004 (the "Form 10-K"), as permitted by rules and regulations promulgated by the U.S. Securities Exchange Commission (the "SEC"). Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

         The following table sets forth certain information regarding our directors and executive officers and their ages as of April 28, 2004:

DIRECTORS                         AGE       PRESENT POSITION
---------                         ---       ----------------

Herve Caen                         42       Chairman of the Board of Directors,
                                            Chief Executive Officer and Interim
                                            Chief Financial Officer
Eric Caen                          38       Director

Michel Vulpillat                   42       Director
Michel Welter (1)(2)(3)            45       Director
Gerald DeCiccio (1)(2)(3)          46       Director
Robert Stefanovich (1)(2)(3)       39       Director
Phillip G. Adam                    50       President

(1)  Member of the Audit Committee of the Board of Directors.
(2)  Member of the Compensation Committee of the Board of Directors.
(3)  Member of the Independent Committee of the Board of Directors.

Herve Caen and Eric Caen are brothers. There are no other family relationships between any director and/or any executive officer. Mr. Nathan Peck resigned from our Board of Directors effective as of April 28, 2004. The Board of Directors intends to fill such vacancy as soon as practicable. The Board of Directors has determined that there are no other significant employees for purposes of this
Item 10.

BACKGROUND INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     HERVE CAEN joined us as President and as a director in November 1999. Mr. Caen was appointed interim Chief Executive Officer in January 2002 and currently serves as our Chief Executive Officer and interim Chief Financial Officer to date. Mr. Caen has served as Chairman of our Board of Directors since September 2001. Mr. Caen has served as Chairman of the Board of Directors of Titus Interactive S.A., an interactive entertainment software company since 1991. Mr. Caen was also Chief Executive Officer of Titus Interactive S.A. from 1991 through December 31, 2002. Mr. Caen also serves as Managing Director of Titus Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since 1985, 1991 and 1998, respectively. Mr. Caen also serves as Chief Executive Officer of Titus Software Corporation, Chairman of Titus Software UK Limited and Representative Director of Titus Japan K.K., which positions he has held since 1988, 1991 and 1998, respectively.

     ERIC CAEN has served as a director since November 1999. Mr. Caen has served as a Director and as President of Titus Interactive S.A. since 1991. Mr. Caen is also currently the Chief Executive Officer of Titus Interactive S.A. Mr. Caen also serves as Vice President of Titus Software Corporation, Secretary and Director of Titus Software UK Limited and Director of Titus Japan K.K. and Digital Integration Limited, which positions he has held since 1988, 1991, 1998 and 1998, respectively. Mr. Caen has also served as Managing Director of Total Fun 2, a French record production company, since 1998. Mr. Caen served as Managing director of Titus SARL from 1988 to 1991.

     MICHEL H. VULPILLAT joined our Board of Directors in September 2001. Mr. Vulpillat is currently a managing member of Edge LLC, a consulting company in the fields of international business and business engineering started in 1996. Mr. Vulpillat also currently serves as a director for Titus Interactive S.A. and Titus Japan K.K., a subsidiary of Titus Interactive S.A. Mr. Vulpillat has also served as Vice President of Special Operations of Titus Interactive S.A. since 1998. From 1988 to 1994, Mr. Vulpillat co-founded and served as Chief Executive Officer of Titus Software Corporation. Mr. Vulpillat received a Ph.D in thermodynamics and fluid mechanics from ENSAM, a French University, and received various French Diplomas in business and mechanical engineering.

     MICHEL WELTER joined our Board of Directors in September 2001. Mr. Welter, together with his company Weltertainment, is involved in the trading and exploitation of animated TV series. From 2000 to 2002 he served as President of CineGroupe International, a Canadian company, which develops, produces and distributes animated television series and movies. From 1990 to the end of 2000, Mr. Welter served as President of Saban Enterprises where he launched the international merchandising for the hit series "Power Rangers" and was in charge of international business development where he put together numerous co-productions with companies in Europe and Asia.

     GERALD DECICCIO joined our Board of Directors in October 2003. Since 1999, Mr. DeCiccio has also served as the Chief Financial Officer of GTC Telecom Corp., a telecommunications products provider, based in Costa Mesa, California. While at GTC Telecom Corp., Mr. DeCiccio assisted GTC Telecom through its initial public offering and with the completion of other types of financings. In 2000, Mr. DeCiccio also became a member of the Board of Directors of GTC Telecom. Prior to that, Mr. DeCiccio served as the Vice President of Finance and Administration for National Telephone & Communications, Inc., a $150 million inter-exchange carrier and provider of communications products and services. Between 1995 and 1997, Mr. DeCiccio was the Corporate Controller for Newport Corporation, a $140 million multi-national manufacturer and distributor of laser and optics products. Mr. DeCiccio is a Certified Public Accountant in the State of California.

     ROBERT STEFANOVICH joined our Board of Directors in October 2003. Mr. Stefanovich has served as Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation since September 2002. He has held senior finance positions in both publicly traded and privately held technology companies. Prior to joining Artemis, he held several senior positions, including Chief Financial Officer for a publicly traded medical device company, Vice President for Administration at Science Applications International Corporation
(SAIC), a Fortune 500 company and SEC Reporting Manager at Raychem Corporation. Between 1992 and 1997, he served as an Audit Manager and member of the Software Advisory Group at Price Waterhouse LLP (now PricewaterhouseCoopers) in San Jose, California and Frankfurt, Germany. He holds an MBA in Finance/Accounting and Engineering.

     PHILLIP G. ADAM joined us as Vice President of Sales and Marketing in December 1990, served as our Vice President of Business Development since October 1994, and has served as our President since October 2002. Prior to joining us, from January 1984 to December 1990, Mr. Adam served as President of Spectrum Holobyte, an interactive entertainment software publisher, where he was a co-founder. From May 1990 to May 1996, Mr. Adam served as the Chairman or a member of the Board of Directors of the Software Publishers Association and, during part of such period, as President of the Software Publishers Association. From March 1997 to March 1998, Mr. Adam served as the Chairman of the Public Policy Committee of the Interactive Digital Software Association.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules and regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2003, all our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

AUDIT COMMITTEE INDEPENDENCE AND AUDIT COMMITTEE FINANCIAL EXPERT.

     The Audit Committee currently consists of Gerald DeCiccio, Michel Welter and Robert Stefanovich. The Board has determined that Mr. Gerald DeCiccio and Mr. Robert Stefanovich are each an "audit committee financial expert", as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and pursuant to the rules and regulations of the SEC. The Board has also determined that Mr. DeCiccio and Mr. Stefanovich are "independent", as that term is defined under the rules of the National Association of Securities Dealers, Inc.

CODE OF ETHICS

     We have adopted a Code of Ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person performing similar functions. The Code of Ethics has been filed as an exhibit to this Amendment No. 1 of the Report.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three fiscal years ended December 31, 2003, by our Chief Executive Officer and President whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer serving at December 31, 2003, received total salary and bonus during 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                                                              LONG-TERM
                                                             COMPENSATION
                                                 ANNUAL      ------------
                                              COMPENSATION    SECURITIES
                                             --------------   UNDERLYING    ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR     SALARY   BONUS   OPTIONS(#)   COMPENSATION
  ---------------------------       ----     ------   -----   ----------   ------------
Herve Caen (1)................      2003   $487,147     --        --           (2)
    Chairman of the Board of        2002    250,000     --        --            --
    Directors, Chief Executive      2001    250,000     --        --            --
    Officer and Interim Chief
    Financial Officer

Phillip Adam..................      2003   $200,000     --        --        $12,000(3)
    President                       2002    168,000     --        --          5,331(3)
                                    2001    168,000     --        --          5,137(3)

---------------

(1) Mr. Caen joined us in November 1999 at an annual base salary of $250,000. Mr. Caen waived payment of his salary from November 1999 through October 2000. In March 2003, our Compensation Committee approved an annual base salary increase for Mr. Caen as Chief Executive Officer from $250,000 to $360,000, retroactive to December 1, 2002. For fiscal 2003, Mr. Caen was compensated an additional $100,000 for serving as interim Chief Financial Officer. Mr. Caen was paid his retroactive pay increase for the month of December 2002 in fiscal year 2003.
(2) Mr. Caen received 2,000 shares of our common stock pursuant to a non-discretionary grant made under the terms of our Employee Stock Purchase Program.
(3) Mr. Adam's other compensation consists of matching payments made under our 401(k) plan.

                       STOCK OPTION GRANTS IN FISCAL 2003

     There were no stock options or stock appreciation rights granted to the Named Executive Officers during the year ended December 31, 2003.

                         AGGREGATE OPTION/ SAR EXERCISES
                         AND 2003 YEAR-END OPTION VALUES

     There were no exercises of stock options or stock appreciation rights during the year ended December 31, 2003 for any of the Named Executive Officers.

                                                      NUMBER OF SECURITIES          VALUE OF
                                                          UNDERLYING          UNEXERCISED IN-THE-
                                                      UNEXERCISED OPTIONS       MONEY OPTIONS AT
                                                         AT YEAR-END               YEAR-END
                   SHARES ACQUIRED                      (EXERCISABLE/            (EXERCISABLE/
NAME                 ON EXERCISE      VALUE REALIZED    UNEXERCISABLE)        UNEXERCISABLE) (1)
----               ---------------    --------------    --------------        ------------------
Herve Caen               --                 --                --                      --
Phillip Adam             --                 --            10,000/0                   $0/$0

----------

(1) Represents an amount equal to the difference between the closing sale price for our common stock ($0.08) on the Over-The-Counter Bulletin Board on December 31, 2003, and the option exercise price, multiplied by the number of unexercised in-the-money options. None of the options held by the Named Executive Officers were in-the-money at year-end.

DIRECTOR COMPENSATION

     Currently, we pay each of our non-employee directors compensation as follows:

     o $5,000 in cash compensation per quarter for attendance at Board of Directors meetings.

     o $5,000 in cash compensation per annum for each Board committee a director is a member of and participates in.

     o Upon election and appointment to the Board, or upon loss of employee status of an employee director, an option to purchase up to 25,000 shares of our common stock under the Third Amended and Restated 1997 Stock Incentive Plan. These director options are each for a term of ten years and vest over the first three years.

     o An option to purchase 5,000 shares of our common stock under the Third Amended and Restated 1997 Stock Incentive Plan for each subsequent year of director service. These director options are each for a term of ten years and vest over the first three years.

EMPLOYMENT AGREEMENTS

     Mr. Herve Caen currently serves as our Chief Executive Officer and interim Chief Financial Officer. We previously entered into an employment agreement with Mr. Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as our Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provided for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by us from time to time. Mr. Caen waived payment of his salary through October 2000. In March 2003, our Compensation Committee approved an annual base salary increase for Mr. Caen from $250,000 to $360,000, with retroactive pay from December 1, 2002. The Compensation Committee is currently negotiating a new employment agreement with Mr. Herve Caen.

     Mr. Phillip Adam currently serves as our President. In March 2003, our Compensation Committee approved a three-year employment agreement with Phil Adam as President for an annual base salary of $200,000 with retroactive pay from January 1, 2003. The Compensation Committee is currently negotiating a new employment agreement with Mr. Adam as President.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Michel Welter , Robert Stefanovich and Gerald DeCiccio. From January 2003 to May 2003, Ms. Maren Stenseth served on our Compensation Committee. Ms. Stenseth resigned from our Board of Directors in May 2003. During 2003, decisions regarding executive compensation were made by our Compensation Committee. None of the current 2003 members of our Compensation Committee nor any of our 2003 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following is the Report of the Compensation Committee describing the compensation policies applicable to the Company's executive officers. This information shall not be deemed to be "soliciting material" or to be "filed" with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a filing.

Compensation Policies and Objectives

     The Compensation Committee reviews and approves the annual salary, bonus and other benefits, including incentive compensation awards, of our executive officers, including the Chief Executive Officer. The Compensation Committee also reviews the employee benefit plans and recommends changes to the existing plans to the Board of Directors. The executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is competitive with other well-managed organizations. The
Compensation Committee measures executive performance on an individual and corporate basis.

There are three components to the executive compensation program, as follows:

     Base Salary. Base salaries for executives and other key employees are determined by individual financial and non-financial performance and general economic conditions of the company and of the industry. In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives, and (ii) reviews specific information provided by its accountants and other consultants, as necessary, with respect to the competitiveness of salaries paid to the our executives.

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

     Long-Term Incentives. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between the management of the company and its stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of our share price. Stock options are awarded in order to tie the executive officers' interests to the company's performance and align those interests closely with those of our stockholders. The Compensation Committee generally has followed the practice of granting options on terms that provide that the options become exercisable in installments over a two to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options.

     No stock options were granted to our executive officers in 2003. The Compensation Committee continues to review the desirability of issuing stock options to its executive officers in any given fiscal year to provide incentives in connection with our corporate objectives.

Fiscal Year 2003 Chief Executive Officer Compensation

     The salary, annual raises and annual bonus of Herve Caen, our Chief Executive Officer and interim Chief Financial Officer, are determined in accordance with Mr. Caen's employment agreement with us. Mr. Caen's employment agreement provides for a base salary of $250,000 per year, with annual raises and bonuses as may be approved at the discretion of our Board of Directors. The amounts of any annual raises or bonuses are determined in accordance with the policies and objectives set forth above. For the fiscal year ended December 31, 2003, Mr. Caen received $487,147 in compensation as Chief Executive Officer and interim Chief Financial Officer, of which the retroactive pay increase of December 2002 was paid in March 2003. The Compensation Committee did not award Mr. Caen any options during 2003. The Compensation Committee is currently negotiating a new employment agreement with Mr. Herve Caen.

Tax Law Implications for Executive Compensation

     Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee believes that at present the compensation paid to each Named Executive Officer in a taxable year will not exceed the deduction limit of $1 million under Section 162(m). However, the Compensation Committee has determined that stock awards granted under the long-term incentive plans with an exercise price at least equal to the fair market value of our common stock on the date of grant will be treated as "performance-based compensation."

                                    The Compensation Committee*

                                    Michel Welter

                                    Gerald DeCiccio

                                    Robert Stefanovich

                    * From January to May 2003, the Compensation Committee was comprised of Michel Welter and Maren Stenseth. Ms. Stenseth resigned as a director in May 2003. Mr. DeCiccio and Mr. Stefanovich joined our Board of Directors and became members of the Compensation Committee in October 2003. As Mr. DeCiccio and Mr. Stefanovich were not members of the Board of Directors or Compensation Committee during the entire period covered by this report, Mr. DeCiccio and Mr. Stefanovich do not have any independent knowledge of the Compensation Committee's activities and have relied solely upon Management and the Board's representations in the preparation of this report.

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 1998 to December 31, 2003, compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Media General Index 820*. The comparison assumes $100 was invested on December 31, 1998 in our common stock and in each of the foregoing indices. Information presented below is as of the end of the fiscal year ended December 31st.

                          [PERFORMANCE GRAPH OMITTED]

                                                                Cumulative Total Return
                                  --------------------------------------------------------------------------------------
                                  12/98    3/99    6/99    9/99   12/99    3/00    6/00    9/00   12/00    3/01    6/01
                                  -----    ----    ----    ----   -----    ----    ----    ----   -----    ----    ----
INTERPLAY ENTERTAINMENT CORP      100.00  133.34  145.62  119.30  164.94  196.50  147.37  214.07  143.89   87.75  123.51
NASDAQ STOCK MARKET (U.S.) ..     100.00  112.89  122.95  129.70  192.89  224.09  196.93  184.03  124.95   86.46   83.08
MEDIA GENERAL INDEX 820 .....     100.00  100.16   96.28  118.91  145.31  144.90  142.19  166.05  132.57  121.78  149.45


                                                                Cumulative Total Return
                                  -----------------------------------------------------------------------------
                                   9/01   12/01    3/02    6/02    9/02  12/02    3/03    6/03    9/03    12/03
                                   ----   -----    ----    ----    ----  -----    ----    ----    ----    -----
INTERPLAY ENTERTAINMENT CORP       23.58   25.83   17.97   21.33    6.74   3.37    3.93    7.30    6.18    4.21
NASDAQ STOCK MARKET (U.S.) ..      76.01   67.09   67.69   70.91   66.48  61.75   55.56   67.52   75.14   85.04
MEDIA GENERAL INDEX 820 .....     106.20  139.40  141.42  131.32  117.41  92.88  102.79  135.44  159.81  165.20

     This performance graph and the data related thereto shall not be deemed to be "soliciting material" or "filed" with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 28, 2004, unless otherwise indicated, certain information relating to the ownership of our common stock by
(i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 16815 Von Karman Avenue, Irvine, California 92606, unless otherwise set forth below such person's name.

                                           NUMBER OF SHARES
                                            OF COMMON STOCK
NAME AND ADDRESS                          BENEFICIALLY OWNED (1)     PERCENT (2)
----------------                          ----------------------     -----------

DIRECTORS:
Herve Caen............................      67,107,599  (3) (4)         71.5%
Eric Caen.............................      58,444,626  (3) (5)         62.3%
Michel Welter.........................          58,333  (6)               *
Michel Vulpillat......................          64,833  (7)               *
Robert Stefanovich....................               0                    *
Gerald DeCiccio.......................               0                    *

NON-DIRECTOR NAMED EXECUTIVE OFFICERS:
Phillip Adam                                   208,779  (8)               *

5% HOLDERS:
Titus Interactive SA..................      58,426,293  (3)             62.3%
     Parc de l'Esplanade
     12, rue Enrico Fermi
     St-Thibault-des-Vignes
     77462 Lagny-sur-Marne Cedex
     France
Universal Studios, Inc................       4,658,216  (9)              5.0%
     100 Universal City Plaza
     Universal City, CA  91608

Directors and Executive Officers as a
     Group (7 persons).                     67,466,210  (3) (10)        71.9%
----------
     * Less than one percent.
(1) Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 28, 2004 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information as to shares beneficially owned has been individually furnished by the respective directors, Named Executive Officers, and other stockholders, or taken from documents filed with the SEC.
(2) Based on 93,855,634 shares of common stock outstanding as of April 28, 2004. Percentages are rounded to the nearest tenth of a percent.
(3) Includes 460,298 shares subject to warrants exercisable within 60 days of April 28, 2004. Messrs. Herve Caen and Eric Caen are directors of Titus and Mr. Eric Caen is also the Chief Executive Officer of Titus. Messrs. Herve Caen and Eric Caen each own less than 5% of the outstanding shares of Titus. In such capacities, Messrs. Herve Caen and Eric Caen may be deemed to beneficially own the 58,426,293 shares of common stock beneficially held by Titus, but each disclaims such beneficial ownership, except to the extent of their economic interest in Titus.
(4) Includes 8,679,306 shares of our common stock held directly by Mr. Herve Caen and 2,000 shares of our common stock issued to Mr. Caen pursuant to a non-discretionary grant made under the terms of our Employee Stock Purchase Program.
(5) Includes 18,333 shares subject to stock options exercisable within 60 days of April 28, 2004.
(6) Includes 18,333 shares subject to stock options exercisable within 60 days of April 28, 2004.
(7) Includes 18,333 shares subject to stock options exercisable within 60 days of April 28, 2004. Mr. Vulpillat is currently a director of Titus and owns less than 0.5% of the outstanding capital stock of Titus. Mr. Vulpillat disclaims beneficial ownership of our shares held by Titus, except to the extent of his economic interest in Titus.

(8) Includes 10,000 shares subject to stock options exercisable within 60 days of April 28, 2004.
(9) Universal Studios, Inc. holds slightly less than 5% of our total issued and outstanding common stock at April 28, 2004.
(10) Includes 63,332 shares subject to options, exercisable within 60 days of April 28, 2004.


EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003:


                                                                                NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE    FUTURE ISSUANCE UNDER EQUITY
                            BE ISSUED UPON EXERCISE    EXERCISE PRICE OF         COMPENSATION PLANS
                            OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
      PLAN CATEGORY           WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
--------------------------------------------------------------------------------------------------------
                                      (a)                     (b)                        (c)
Equity compensation plans
   approved by security
         holders .........           425,985                 1.95                     7,614,447

Equity compensation plans
 not approved by security
         holders .........             --                     --                           --
                            ----------------------------------------------------------------------------
Total ....................           425,985                 1.95                     7,614,447
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     It is our policy that related party transactions will be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our operations involve significant transactions with our majority stockholder Titus Interactive S.A. ("Titus") and its affiliates. We have a major distribution agreement with Avalon Interactive Group Ltd. ("Avalon"), an affiliate of Titus. In addition, we have a major distribution agreement with Vivendi whose affiliate Universal Studios, Inc. owns less than 5% of our common stock at December 31, 2003. As a result, Vivendi, an affiliate of Universal Studios, will no longer be considered a 5% or more beneficial holder of our common stock and all future filings will no longer disclose Vivendi as such. The disclosure in this section "Activities with Related Parties" is being provided on the basis that for part of fiscal 2003 Vivendi's affiliate Universal Studios, Inc. was a 5% or more stockholder.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security.

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

     In May 2003, Avalon filed for a Company Voluntary Arrangement or CVA, a process of reorganization in the United Kingdom, in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received the payments of approximately $347,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

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

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Interactive UK Ltd., the operating subsidiary of Avalon ("Avalon Europe") to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in our claims against Avalon in the Avalon CVA process.

     We have also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, we earned $2,000, $66,000, $36,000 for performing publishing and distribution services on behalf of Avalon for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Transactions with Titus Japan

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Boards of Directors have approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of December 31, 2003, we have received approximately $100,000 in revenues and incurred approximately $20,000 in commission fees pursuant to this agreement. As of December 31, 2003 Titus Japan owed us $6,000, which was recovered in the first quarter of 2004.

Transactions with Titus Interactive Studio

     In September 2003, we engaged the translation services of Titus Interactive Studio, pursuant to which (i) we will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by us and (iii) each work order can not have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Directors approval. We have paid approximately $11,000 under this agreement as of April 27, 2004.

Transactions with Titus SARL

     As of December 31, 2003, we had a receivable of $42,000 for product development services that we provided to Titus SARL in fiscal year 2003 and for prior years.

Transactions with Titus GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month.

TRANSACTIONS WITH EDGE LLC

     In September 2003, our Board of Directors ratified and approved our engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a member of our Board of Directors, is a managing member for Edge LLC. As of December 31, 2003, we have incurred an aggregate expense of approximately $100,000 and had a payable of approximately $15,000 to Edge LLC. As of March 31, 2004, we have incurred an additional aggregate expense of approximately $50,000. Consequently, we have a payable of approximately $50,000 to Edge LLC as of April 27, 2004.

TRANSACTIONS WITH VIVENDI

     In August 2001, we entered into a distribution agreement with Vivendi Universal Games, Inc. ("Vivendi"). Neither Vivendi nor Universal Studios Inc. has any representation on our Board of Directors. This distribution agreement provided for Vivendi to become our distributor in North America through December 31, 2003 for substantially all of our products, with the exception of products with pre-existing distribution agreements. OEM rights were not among the rights granted to Vivendi under this agreement. Under the terms of this agreement, as amended, Vivendi earns a distribution fee based on the net sales of the titles distributed. Under this agreement, Vivendi made four advance payments to us totaling $10.0 million. In amendments to this agreement, Vivendi agreed to advance us an additional $3.5 million. The distribution agreement, as amended, provides for the acceleration of the recoupment of the advances made to us, as defined therein. During the three months ended March 31, 2002, Vivendi advanced us an additional $3.0 million bringing the total amounts advanced to us under the distribution agreement with Vivendi to $16.5 million. In April 2002, the distribution agreement was further amended to provide for Vivendi to distribute substantially all of our products through December 31, 2002, except certain future products, which Vivendi would have the right to distribute for one year from the date of release. As of August 1, 2002, all distribution advances relating to the August 2001 agreement from Vivendi were fully earned or repaid. As of December 31, 2003 this agreement has expired.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Squar Milner Reehl & Williamson LLP ("Squar") served as our independent auditors for fiscal year 2003. For fiscal year 2002, Ernst & Young ("E&Y) served as our independent auditors, however, on or about February 18, 2003, with the approval and authorization of our Audit Committee, we disengaged from E&Y and engaged Squar as our independent auditors for the annual audit of our 2002 financial statements and going forward.

     Aggregate fees billed by our independent auditors for professional services rendered for the audit of fiscal years 2003 and 2002 and for other professional services billed in fiscal years 2003 and 2002 are as follows:

                                                   YEAR ENDED
                                   --------------------------------------------
DESCRIPTION OF FEES                DECEMBER 31, 2003          DECEMBER 31, 2002
-------------------                -----------------          -----------------
Audit Fees                           $100,860 (6)               $181,872 (1)

Audit-Related Fees                   $ 56,000 (2)                   --

Tax Fees  (3)                             --                    $ 42,000
All Other Fees                                                  $  3,500 (4)(5)
--------------------------------------------------------------------------------

     TOTAL:                          $156,860                   $227,372
     ======
----------
(1)      Of this amount, $ 85,000 was paid to Squar and $96,872 was paid to E&Y.
(2) We paid Squar $45,000 for a 12-month audit ending June 30, 2003 in connection with the audit requirements of our majority stockholder Titus Interactive S.A. ("Titus"), of which $37,500 was reimbursed to us by Titus. The $7,500 balance was determined by Squar to be savings applied towards our regular annual company audit. This semi-annual audit and the related reimbursement amount was pre-approved and authorized by our Audit Committee.
(3) Our tax returns are prepared by PriceWaterhouse Coopers not our independent auditors. We paid $42,000 to PriceWaterhouse Coopers in connection with the preparation of the company's tax returns for fiscal years 2002. We have not yet engaged an accounting firm for the 2003 tax returns.
(4) This amount was paid to Squar for the review of our 2003 definitive proxy statement in connection with our 2003 annual stockholders' meeting.
(5) The Audit Committee has considered and determined that any fees related to the provision of non-audit services is compatible with maintaining the principal accountant's independence.
(6) We expect to incur additional fees in connection with the review of this amendment to our form 10-K for the year ended December 31, 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     Our Audit Committee has a policy that all audit and non-audit related services provided by our independent auditor is to be approved by our Audit Committee. Specifically, the Audit Committee requires that prior to the engagement of our independent auditor for any specified service, the approval of the Audit Committee must be received. All such matters are to be approved in a scheduled meeting of the Audit Committee consisting of a quorum of the Audit Committee. All of the above aggregate fees billed by our independent auditors have been approved pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 29th day of April 2004.

                                      INTERPLAY ENTERTAINMENT CORP.



                                      By: /s/ Herve Caen
                                          --------------------------------
                                                   Herve Caen
                                         Its:  Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive and
                                         Financial and Accounting Officer)

                                POWER OF ATTORNEY

     The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Herve Caen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                         DATE
     ---------                          -----                         ----

/s/ Herve Caen
_______________________    Chief Executive Officer, Interim       April 29, 2004
Herve Caen                 Chief Financial Officer and Director
                           (Principal Executive and Financial
                           and Accounting Officer)



/s/ Eric Caen
_______________________     Director                              April 29, 2004
Eric Caen

/s/ Gerald DeCiccio
_______________________     Director                              April 29, 2004
Gerald DeCiccio


/s/ Robert Stefanovich
_______________________     Director                              April 29, 2004
Robert Stefanovich


/s/ Michel H. Vulpillat
_______________________     Director                              April 29, 2004
Michel H. Vulpillat


/s/ Michel Welter
_______________________     Director                              April 29, 2004
Michel Welter

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------  -----------------------------------------------------------------------

14.1     Code of Ethics of Interplay Entertainment Corp.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.