Form 10-Q
period 2004-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2004-06-25
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                      ISSUED AND OUTSTANDING AT APRIL 28, 2004
             -----                      ----------------------------------------

Common Stock, $0.001 par value                         93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2004

                                TABLE OF CONTENTS
                                 --------------


                                                                     Page Number
                                                                     -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 2004 (unaudited) and December 31, 2003                    3

           Condensed Consolidated Statements of Operations
           for the Three Months ended March 31, 2004 and 2003
           (unaudited)                                                         4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 2004 and 2003
           (unaudited)                                                         5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                        26

Item 4.    Controls and Procedures                                            26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  26

Item 3.    Defaults Upon Senior Securities                                    27

Item 6.    Exhibits and Reports on Form 8-K                                   27

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                        MARCH 31,   DECEMBER 31,
ASSETS                                                     2004          2003
------                                                  ---------     ---------
Current Assets:
     Cash ..........................................    $      28     $   1,171
     Trade receivables from related parties,
         net of allowances of $344 and $691,
         respectively ..............................          269           564
     Trade receivables, net of allowances
         of $34 ....................................           10             6
     Inventories ...................................          234           146
     Prepaid licenses and royalties ................          299           209
     Deposits ......................................           74           600
     Prepaid expenses ..............................        1,750           673
     Other current assets ..........................         --               3
                                                        ---------     ---------
        Total current assets .......................        2,664         3,372

Property and equipment, net ........................        1,836         2,114
                                                        ---------     ---------
                                                        $   4,500     $   5,486
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
     Current debt ..................................    $     322     $     837
     Accounts payable ..............................        9,607         7,093
     Accrued royalties .............................        5,272         5,067
     Advances from distributors and others .........        2,830         5,125
     Payables to related parties ...................           10          --
                                                        ---------     ---------
          Total current liabilities ................       18,041        18,122
                                                        ---------     ---------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value
        5,000,000 shares authorized;
        no shares issued or outstanding,
        respectively,
     Common stock, $0.001 par value
        150,000,000 shares authorized;
        93,855,634 shares issued and
        outstanding, respectively ..................           94            94
     Paid-in capital ...............................      121,640       121,640
     Accumulated deficit ...........................     (135,384)     (134,481)
     Accumulated other comprehensive income ........          109           111
                                                        ---------     ---------
          Total stockholders' deficit ..............      (13,541)      (12,636)
                                                        ---------     ---------
                                                        $   4,500     $   5,486
                                                        =========     =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2004          2003
                                                         --------      --------
                                                         (In thousands, except
                                                           per share amounts)

Net revenues .......................................     $  6,917      $    571
Net revenues from related party distributors .......        1,492        18,191
                                                         --------      --------
   Total net revenues ..............................        8,409        18,762
Cost of goods sold .................................        5,083         6,985
                                                         --------      --------
   Gross profit ....................................        3,326        11,777

Operating expenses:
   Marketing and sales .............................          991           121
   General and administrative ......................        1,206         2,362
   Product development .............................        2,007         3,678
                                                         --------      --------
      Total operating expenses .....................        4,204         6,161
                                                         --------      --------
Operating (loss) income ............................         (878)        5,616

Other income (expense):
    Interest expense ...............................          (14)          (51)
    Other ..........................................          (11)           11
                                                         --------      --------

Income before benefit for income taxes .............         (903)        5,576
Benefit for income taxes ...........................         --            --
                                                         --------      --------
Net (loss) income ..................................         (903)        5,576
                                                         --------      --------

Cumulative dividend on participating preferred
    stock ..........................................         --            --
                                                         --------      --------

Net (loss) income available to common stockholders .     $   (903)     $  5,576
                                                         ========      ========

Net (loss) income per common share:
    Basic ..........................................     $  (0.01)     $   0.06
                                                         ========      ========
    Diluted ........................................     $  (0.01)     $   0.06
                                                         ========      ========

Shares used in calculating net (loss) income per
common share:
    Basic ..........................................       93,856        93,849
                                                         ========      ========
    Diluted ........................................       93,856        93,849
                                                         ========      ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2004        2003
                                                            -------     -------
Cash flows from operating activities:                          (in thousands)
   Net (loss) income ...................................    $  (903)    $ 5,576
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ....................        283         350
      Non-cash interest expense ........................       --            30
      Write-off of prepaid licenses and royalties ......       --         1,779
      Changes in operating assets and liabilities:
         Trade receivables from related parties ........        295      (6,748)
         Trade receivables, net ........................         (4)        141
         Inventories ...................................        (88)      1,158
         Prepaid licenses and royalties ................        (90)      1,825
         Other current assets, net .....................       (548)        211
         Accounts payable ..............................      2,514        (215)
         Accrued royalties .............................        205        (288)
         Other accrued liabilities .....................       --        (1,039)
         Payables to related parties ...................         10      (2,910)
         Additions to resticted cash ...................       --          --
         Advances ......................................     (2,295)      1,112
                                                            -------     -------
            Net cash provided by (used in)
               operating activities ....................       (621)        982
                                                            -------     -------

Cash flows from investing activities:
   Purchase of property and equipment ..................         (5)        (92)
                                                            -------     -------
            Net cash used in investing activities ......         (5)        (92)
                                                            -------     -------

Cash flows from financing activities:
   Repayment of current debt ...........................       (515)       --
   Net proceeds from issuance of common stock ..........       --             2
                                                            -------     -------
            Net cash provided by (used in)
               financing activities ....................       (515)          2
                                                            -------     -------
      Effect of exchange rate changes on cash ..........         (2)          1
      Net increase (decrease) in cash ..................     (1,143)        893
Cash, beginning of period ..............................      1,171         134
                                                            -------     -------
Cash, end of period ....................................    $    28     $ 1,027
                                                            =======     =======

Supplemental cash flow information:
    Cash paid for:
            Interest ...................................    $     6     $    20


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

     The Company's independent public accountants included a "going concern" explanatory paragraph in their audit report on the December 31, 2003 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

     To reduce working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles which management believes do not meet sufficient projected profit margins. All costs incurred and expected to be incurred associated with the restructuring activities of the Company are considered insignificant. Management will continue to pursue various alternatives to improve future operating results, and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities.

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's securities, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives.

     In August 2002, the Company entered into a new three-year North American distribution agreement (the "2002 Agreement") with Vivendi Universal Games, Inc. ("Vivendi"), which substantially replaces the August 2001 agreement with Vivendi. Under the 2002 agreement, the Company receives cash payments from Vivendi for distributed products sooner than under the Company's August 2001 agreement with Vivendi. The Company has amended its agreement with Vivendi to increase the number of territories in which Vivendi can distribute the Company's products. In return, the Company has received additional advances from Vivendi for these additional rights.

     The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will not be sufficient to fund its anticipated expenditures through the second quarter of fiscal 2004. Consequently, the Company expects that it will need to substantially reduce its working capital needs and/or raise additional capital. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

     See Notes 5 and 7 for additional factors relating to the Company's going concern status.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets, and certain accrued liabilities related to litigation.

PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Productions Pty Ltd (Australia), Interplay Co., Ltd., (Japan) and Games On-line.com, Inc. All significant intercompany transactions have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform to classifications used in the current period.

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, Revenue Recognition. With the signing of a distribution agreement with Vivendi in August 2001, substantially all of the Company's sales are made by two distributors: Vivendi and Avalon Interactive Group Ltd. ("Avalon"), a wholly owned subsidiary of Titus Interactive S.A., our majority stockholder ("Titus") which is a related party.

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

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist for the Company.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


     The Emerging Issues Task Force ("EITF") issued EITF 01-09 in November 2001. The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this pronouncement has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buy downs and distributor payments from cost of sales and administrative expenses to a reduction in sales. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact on results of operations for any period.

STOCK-BASED EMPLOYEE COMPENSATION

     At March 31, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred stock-based employee compensation expense for the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                           2004          2003
                                                       ------------------------
                                                        (Dollars in thousands,
                                                          except per share
                                                               amounts)
Net income (loss) available to common
   stockholders, as reported .......................   $    (903)    $    5,576
Pro forma compensation expense
                                                             (16)           (31)
                                                       ---------     ----------
Pro forma net income (loss) available
   to common stockholders ..........................   $    (919)    $    5,545
                                                       =========     ==========
Earnings (loss) per common share, as reported
   Basic ...........................................   $    (0.01)   $     0.06
   Diluted .........................................   $    (0.01)   $     0.06

Earnings per common share, pro forma
   Basic ...........................................   $    (0.01)   $     0.06
   Diluted .........................................   $    (0.01)   $     0.06


RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2003 audited financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ended March 31, 2004 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:
                                                MARCH 31,        DECEMBER 31,
                                                   2004               2003
                                             -----------------  ----------------
                                                   (Dollars in thousands)

Packaged software                                $  234            $  146
                                             =================  ================

NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004

                                                     MARCH 31,      DECEMBER 31,
                                                       2004            2003
                                                     --------------------------
                                                        (Dollars in thousands)

Prepaid royalties for titles in development ......    $   193         $   100
Prepaid licenses and trademarks, net of
   amortization ..................................        106             109
                                                      -------         -------
                                                      $   299         $   209
                                                      =======         =======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 million and $5.4 million for the three months ended March 31, 2004 and 2003, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                       2004            2003
                                                     --------------------------
                                                        (Dollars in thousands)

Advances for other distribution rights ...........    $  632          $  629
                                                      ======          ======
Net advance from Vivendi distribution agreements .    $2,198          $2,862
                                                      ======          ======

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. From time to time, the Company may also be engaged in legal proceedings arising outside of the ordinary course of business.

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and certain Atari Interactive affiliates as well as the Company's subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add the Company as a separate defendant. The Company counterclaimed against KBK and Atari Interactive for breach of contract, among other claims. The Company believes this complaint is without merit and will vigorously defend its position.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal of $2.0 million. At the time the suit was filed, the amount due under the note was $1.4 million including interest. Subsequently, the Company entered into a settlement agreement with Warner. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the balance of the $0.32 million owed payable in one remaining installment.

     In March 2004, the Company instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne"). Battleborne was developing a console product for the Company tentatively titled AIRBORNE: LIBERATION. The Company's complaint alleges that Battleborne repudiated the Company's contract with it and subsequently renamed the product and entered into a development agreement with a different publisher. The Company is currently seeking a declaration from the court that it retain rights to the product or receive damages.

     On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subseqently forfeited its lease, and is in the process of locating another building for its operations. This suit and interruption of our operations could cause substantial harm to our business.

     On or about April 19, 2004, Bioware Corporation filed a breach of contract action against the Company in the Superior Court for the State of California, County of Orange, alleging failure to pay royalties when due. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it secured a writ of attachment over the Company's assets. If Bioware executes the writ, it will negatively affect the Company's cash flow, which could further restrict its operations and cause material harm to our business.

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,406 plus interest, in connection with an exclusive distribution agreement. This claim was settled for $100,000, payable in twelve installments, however, the Company was unable to satisfy its payment obligations and consequently, Monte Cristo has filed a stipulated judgment against the Company in the amount of $100,000. If Monte Cristo executes the judgment, it will negatively affect the Company's cash flow, which could further restrict the Company's operations and cause material harm to our business.

     We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $70,000 in payroll tax penalties. We estimate that we owe an additional $30,000, which we have accrued in penalties for nonpayment of approximately $100,000, $102,000 and $99,000 in Federal and State payroll taxes, which were due on April 30, April 15, and March 31, 2004, and is still outstanding. We were unable to meet our May 15, May 31, and June 15, 2004 payroll obligations to our employees. The labor board has fined us approximately $10,000 for failure to meet our payroll obligations. Our property, general liability, auto, fiduciary liability, and employment practices liability, have been cancelled. Our workers compensation insurance was cancelled but we have mananaged to reinstate the policy. The labor board fined us approximately $79,000 for not having workmans compensation insurance. Our health insurance was also cancelled but we have had the policy reinstated.

NOTE 6.  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings or (loss) per commonshare is computed as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per common share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and other equity instruments.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


                                                           2004           2003
                                                        ---------      ---------
                                                       (In thousands, except per
                                                              share amounts)

Net income (loss) available to common stockholders      $    (903)     $   5,576
                                                        ---------      ---------
Interest related to conversion of secured
   convertible promissory note ...................           --        $      30
                                                        ---------      ---------
Dilutive net income (loss) available to common
   stockholders ..................................           --        $   5,606
Shares used to compute income (loss) per share:
   Weighted-average common shares ................         93,856         93,849
   Dilutive stock equivalents ....................           --           18,600
                                                        ---------      ---------
   Dilutive potential common shares ..............         93,856        112,449
                                                        =========      =========
Net income (loss) per common share:
   Basic .........................................      $   (0.01)     $    0.06
   Diluted .......................................      $   (0.01)     $    0.05
                                                        ---------      ---------

     There were options and warrants outstanding to purchase 9,966,052 and 10,415,352 shares of common stock at March 31, 2004 and 2003, respectively, which were excluded from the earnings per share computation for the three months ended March 31, 2003, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at March 31, 2003 and 2002 was $1.84 and $1.93, respectively.

NOTE 7.  RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                             MARCH 31,             DECEMBER 31,
                                               2004                   2003
                                           -------------          ------------
                                                   (Dollars in thousands)
Receivables from related parties:
        Titus TSC                          $         320          $        313
        Titus KK                                      --                     6
        Titus Sarl                                    43                    43
        Avalon                                       613                   893
        Reserve allowance                           (706)                 (691)
                                           -------------          ------------
        Total                              $         270          $        564
                                           =============          ============

Payables to related parties:
        Titus GIE                                     10                     -
                                           -------------           -----------
        Total                               $         10           $         -
                                           =============           ===========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


DISTRIBUTION AND PUBLISHING AGREEMENTS

ACTIVITIES WITH RELATED PARTIES

     It is our policy that related party transactions shall be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our  operations   involve   significant   transactions  with  our  majority
stockholder Titus and its affiliates. We have a major distribution agreement with Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security.

     The Company performs certain distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $0 and $5,000 for the three months ended March 31, 2004, and 2003, respectively.

     As of March 31, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed the Company $363,000 and $362,000, respectively. The Company owed Titus and its affiliates excluding Avalon $10,000 and $0.00 as of March 31, 2004 and December 31, 2003 respectively. Amounts the Company owed to Titus and its affiliates excluding Avalon at March 31, 2004 consisted primarily of trade payables.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     The Company has an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement,
Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on its behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $1.4 million and $48,000, for the three months ended March 31, 2004, and 2003, respectively. In addition, the Company recognized no overhead fees for the three months ended March 31, 2004, and 2003. Also in connection with this International Distribution Agreement, the Company subleased office space from Avalon. Rent expense paid to Avalon was $0 and $27,000, for the three months ended March 31, 2004, and 2003 respectively. As of April 2003, the Company no longer subleased office from Avalon.

     In January 2003, the Company entered into a waiver with Avalon related to the distribution of a video game title in which the Company sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, the Company paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of March 31, 2004, Vivendi has not reported sales exceeding the minimum guarantee.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom, in which the Company participated in, and was approved as a creditor of Avalon. As part of the Avalon CVA process, the Company submitted its creditor's claim. The Company has received approximately $555,000 due to it as a creditor under the terms of the Avalon CVA plan. The Company continues to evaluate and adjust as appropriate its claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on its ability to collect amounts due from Avalon are uncertain. As a result, the Company cannot guarantee its ability to collect fully the debts it believes are due and owed to it from Avalon. However, timely payments have been made through March 31, 2004 for amounts due under the CVA. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event the Company will most likely not receive in full the

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


amounts presently due it by Avalon. The Company may also have to appoint another distributor or become its own distributor in Europe and the other territories in which Avalon presently distributes its products.

In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of its license rights and to avoid potential third-party liability from various licensors of its products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in the Company's claims against Avalon in the Avalon CVA process.

     The Company has also entered into a Product Publishing Agreement with Avalon, which provides it with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, the Company did not perform any publishing and distribution services on behalf of Avalon for the three months ended March 31, 2004 and 2003.

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, the Company entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, the Company's Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at March 31, 2004 was approximately $245,000. The total receivable due from TSC is approximately $320,000 as of March 31, 2004. The majority of the additional $75,000 was due to TSC subletting office space and miscellaneous other items.

     In May 2003, the Company paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the Company's CEO requested that we credit the $60,000 to amounts we owed to him arising from expenses incurred in connection with providing services to the Company. The Company's Board of Directors is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, the Company began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regard to certain sales transactions in Japan. This representation agreement has not yet been approved by the Company's Board of Directors and is currently being reviewed by them. The Company's Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on the Company's behalf. As of December 31, 2003, the Company has received approximately $225,000 in revenues and incurred approximately $57,000 in commission fees pursuant to this agreement. As of March 31, 2004 the Company had a zero balance with Titus Japan.

TRANSACTIONS WITH TITUS INTERACTIVE STUDIO

     In September 2003, the Company engaged the translation services of Titus Interactive Studio, pursuant to which (i) the Company will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by the Company and (iii) each work order can not have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Directors approval. We have paid approximately $11,000 to date under this agreement. We have a zero balance with Titus Interactive Studio as of the date of this filing.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2004


TRANSACTIONS WITH TITUS SARL

         As of March 31, 2004 the Company has a receivable of approximately $43,000 for product development services that the Company provided.

TRANSACTIONS WITH TITUS GIE

     In February 2004, the Company engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month agreement pursuant to which GIE Titus or its agents shall provide to the Company certain foreign administrative and legal services at a rate of $5,000 per month. As of March 31, 2004 the Company had a payable of $10,000,

TRANSACTIONS WITH EDGE LLC

     In September 2003, the Company's Board of Directors approved the engagement of Edge LLC to provide recommendations regarding the operation of the Company's legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a member of our Board of Directors, is a managing member of Edge LLC. As of March 31, 2004, the Company has incurred an aggregate expense of approximately $150,000 and had a payable of approximately $50,400 to Edge LLC. As of April 30, 2004, we have incurred an additional expense of approximately $16,800. Consequently, the Company has a payable of approximately $67,200 to Edge LLC.

     In April 2004, the Company entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned the Company $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. The Company also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing the Company has paid Edge LLC $35,000 pursuant to this agreement and consequently still owes approximately $25,000 plus the transaction fee and interest. This balance due is in addition to the approximately $67,200 in payables due to Edge LLC described above.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                            THREE MONTHS ENDED MARCH 31,
                -------------------------------------------------
                         2004                       2003
                ----------------------     ----------------------
                   AMOUNT     PERCENT        AMOUNT      PERCENT
                ----------   ---------     ---------    ---------
                               (Dollars in thousands)
North America     $    339         4 %      $  1,879         10 %

Europe               6,920        82           1,620          9

Rest of World          944        12             87          --

OEM, royalty
and licensing          206         2          15,176         81
                ----------   ---------     ---------    ---------
                  $  8,409       100 %      $ 18,762        100 %
                ==========   =========     =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer and publisher of interactive entertainment software for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2003, as amended, and presumes that readers have access to, and will have read, the "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

     This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to help identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", financing activities, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assumes that we will continue as a going concern. Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled "Risk Factors" in Item 7 of our Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (the "SEC"). Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, among others, those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our condensed consolidated financial statements.

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

     We also engage in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. We recognize revenue when the rights have been transferred and no other obligations exist for the Company.

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

     We evaluate the recoverability of prepaid licenses and royalties on a product by product basis. Prepaid royalties for products that are cancelled are expensed in the period of cancellation to cost of goods sold. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that un-amortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated net future proceeds from our distributors that are reduced by previously capitalized cost and the estimated future cost of completing the game. If a revised game sales forecast is less than our current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of prepaid licenses and royalties previously capitalized. Once the charge has been taken, that amount is not expensed in future quarters when the product shipped.

     During the three months ended March 31, 2004 and 2003, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $1.8 million respectively. Our prepaid royalty balances at March 31, 2004 $.30 million, net of reserves of $.25 million

SOFTWARE DEVELOPMENT COSTS

     Our internal research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all of the product development is complete. We have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant.

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the Company's financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                            THREE MONTHS ENDED MARCH 31,
                                  ---------------------------------------------
                                          2004                     2003
                                  ---------------------    --------------------
                                              % OF NET                 % OF NET
                                   AMOUNT     REVENUES      AMOUNT     REVENUES
                                  --------    --------     --------    --------
                                               (Dollars in thousands)

Net revenues ..................   $  8,409         100%    $ 18,762         100%
Cost of goods sold ............      5,083          60%       6,985          37%
                                  --------    --------     --------    --------
   Gross profit ...............      3,326          40%      11,777          63%
                                  --------    --------     --------    --------

Operating expenses:
   Marketing and sales ........        991          12%         121           1%
   General and administrative .      1,206          14%       2,362          13%
   Product development ........      2,007          24%       3,678          19%
                                  --------    --------     --------    --------
   Total operating expenses ...      4,204          50%       6,161          33%
                                  --------    --------     --------    --------
Operating income (loss) .......       (878)        (10%)      5,616          30%
Other expense .................        (25)          0%         (40)          0%
                                  --------    --------     --------    --------
Net income (loss) .............   $   (903)        (10%)   $  5,576          30%
                                  ========    ========     ========    ========

Net revenues by geographic
 region:
   North America ..............   $    339           4%    $  1,879          10%
   International ..............      7,864          94%       1,707           9%
   OEM, royalty and licensing .        206           2%      15,176          81%

Net revenues by platform:
   Personal computer ..........   $    694           8%    $    648           3%
   Video game console .........      7,509          90%       2,938          16%
   OEM, royalty and licensing .        206           2%      15,176          81%


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                       2004       2003      Change   % Change
                                    --------   --------   --------   --------
North America ...................   $    339   $  1,879   $ (1,540)     (82%)
International ...................      7,864      1,707      6,157      361%
OEM, Royalty & Licensing ........        206     15,176    (14,970)     (99%)
Net Revenues ....................      8,409     18,762    (10,353)     (55%)

     Net revenues for the three months ended March 31, 2004 were $8.4 million, a decrease of 55% compared to the same period in 2003. This decrease resulted from an 82% decrease in North American net revenues and a 99% decrease in OEM, royalties and licensing revenues offset by a 361% increase in International net revenues.

     North American net revenues for the three months ended March 31, 2004 were $0.3 million. The decrease in North American net revenues in 2004 was mainly due to a 72% decrease in back catalog sales compared to 2003 and by delivering one product gold master to one title in 2003 compared to delivering zero product gold masters in 2004, resulting in a decrease in North American sales of $1.7 million and a decrease in product returns and price concessions of $0.2 million as compared to the 2003 period. Our back catalog sales decrease is due to having fewer titles to replace titles that have exhausted their useful commercial lives and the expiration of our prior distribution agreement we entered into with Vivendi in 2001.

     International net revenues for the three months ended March 31, 2004 were $7.9 million. The increase in International net revenues for the three months ended March 31, 2004 was mainly due to releasing BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe. Overall, we had a $7.0 million increase in revenue offset by an increase in product returns and price concessions of $0.8 million compared to the 2003 period.

     Avalon, our primary international distributor is current on their post-CVA payments to us. (please see Note 7. Related Parties to our Condensed Consolidated Financial Statements). However, if Avalon is not able to continue its reorganization and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our International sales.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2004 were $0.2 million, a decrease of $15.0 million as compared to the same period in 2003. OEM net revenues decreased by $0.1 million as compared to the 2003 period and licensing net revenues decreased by $14.9 million as compared to the 2003 period. The decrease in licensing net revenues in 2004 was due to the fact that in 2003, we recorded $15.0 million in revenue related to the sale of the HUNTER: THE RECKONING video game license and did not have a comparable transaction in the first quarter of 2004.

     We expect that OEM, royalty and licensing net revenues in 2004 will decrease compared to 2003 as a result of not having a comparable transaction as the sale of HUNTER: THE RECKONING license.

PLATFORM NET REVENUES

     Our platform net revenues for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
Personal Computer ...............   $    694   $    648   $     46        7%
Video Game Console ..............      7,509      2,938      4,571      156%
OEM, Royalty & Licensing ........        206     15,176    (14,970)     (99%)
Net Revenues ....................      8,409     18,762    (10,353)     (55%)

     PC net revenues for the three months ended March 31, 2004 were $0.7 million, a decrease of 7% compared to the same period in 2003. The decrease in PC net revenues in 2004 was primarily due to lower back catalog sales. Video game console net revenues were $7.5 million, an increase of 156% for the three months ended March 31, 2004 compared to the same period in 2003, due to releasing BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe in 2004, offset by delivering zero product gold masters in 2004 as compared to one product gold master, RUN LIKE HELL (Xbox), in 2003 to Vivendi in North America.

     We expect our PC net revenues to decrease in 2004 as compared to 2003 as we expect to continue to focus on video game console products.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
Net Revenues ................       $  8,409   $ 18,762   $(10,353)      (55%)
Cost of Goods Sold ..........          5,083      6,985     (1,902)      (27%)
Gross Profit Margin .........          3,326     11,777      8,451       (72%)

     Cost of goods sold related to PC and video game console net revenues represents the manufacturing and related costs of interactive entertainment software products, including costs of media, manuals, duplication, packaging materials, assembly, freight and royalties paid to developers, licensors and hardware manufacturers. For sales of titles under the new 2002 distribution arrangement with Vivendi, our cost of goods consists of royalties paid to developers. Cost of goods sold related to royalty-based net revenues primarily represents third party licensing fees and royalties paid by us. Typically, cost of goods sold as a percentage of net revenues for video game console products is higher than cost of goods sold as a percentage of net revenues for PC based products due to the relatively higher manufacturing and royalty costs associated with video game console and affiliate label products. We also include in the cost of goods sold the amortization of prepaid royalty and license fees paid to third party software developers. We expense prepaid royalties over a period of six months commencing with the initial shipment of the title at a rate based upon the number of units shipped. We evaluate the likelihood of future realization of prepaid royalties and license fees quarterly, on a product-by-product basis, and charge the cost of goods sold for any amounts that we deem unlikely to realize through future product sales.

     Our cost of goods sold decreased 27% to $5.1 million in the three months ended March 31, 2004 compared to the same period in 2003. The decrease was due to lower amortization of prepaid royalties on externally developed products in the three months ended March 31, 2004 as compared to the 2003 period. In 2003, we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the HUNTER: THE RECKONING license and $1.8 million in write-offs of development projects that were impaired because these titles were not expected to meet our desired profit requirements. The decrease in cost of goods sold was partially offset by an increase in manufacturing costs due to higher unit sales in Europe.

     Our gross margin decreased to 40% for the 2004 period from 63% in the 2003 period. This was primarily due to the 2004 period not having a comparable transaction such as the sale of the HUNTER: THE RECKONING license, which yielded approximately an 80% profit margin.

     We expect our gross profit margin percentage to decrease in 2004 as compared to 2003 mainly due to the fact that we do not anticipate having a comparable transaction such as the sale of HUNTER: THE RECKONING license, offset by the fact that we do not expect to incur any unusual product returns and price concessions or any write-offs of prepaid royalties in 2004.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
Marketing and Sales                   $991       $121       $870        719%

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2004 were $1.0 million, a 719% increase as compared to the 2003 period. The increase in marketing and sales expenses is due to a $0.9 million increase in advertising and retail marketing support expenditures due to releasing BALDUR'S GATE: DARK ALLIANCE II and
FALLOUT: BROTHERHOOD OF STEEL in Europe.

 GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
General and Administrative           $1,206     $2,362    $(1,156)     (49%)

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2004 were $1.2 million, a 49% decrease as compared to the same period in 2003. The decrease is mainly due to a $1.2 million decrease in personnel costs and general expenses.

     We expect our general and administrative expenses to decrease in 2004 compared to 2003.

PRODUCT DEVELOPMENT

     Our product development expense for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
Product Development                  $2,007     $3,678    $(1,671)      (45%)

     Product development expenses for the three months ended March 31, 2004 were $2.0 million, a 45% decrease as compared to the same period in 2003. This decrease is due to a $1.7 million decrease in personnel costs as a result of a reduction in product development personnel during 2003.

     We expect our product development expenses to decrease in 2004 compared to 2003 as a result of reductions in product development personnel during 2003.

OTHER EXPENSE, NET

     Our other expense for the three months ended March 31, 2004 and 2003 breakdown as follows: (in thousands)

                                      2004       2003      Change    % Change
                                    --------   --------   --------   --------
Other Expense                        $(25)      $(40)      $(15)       (38%)

     Other expense consists primarily of interest expense on our debt and foreign currency exchange transaction gains and losses. Other expense for the three months ended March 31, 2004 was $0.025 million, a 37% decrease as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had a working capital deficit of $15 million, and our cash balance was $28,000. We currently have no cash reserves and are unable to pay current liabilities. The Company cannot continue in its current form without at this time obtaining additional financing.

         On April 16, 2004, our lessor filed an unlawful detainer action against us alleging unpaid rent of approximately $432,000. Since that filing, we also failed to pay the May and June 2004 rent, which increased the total debt to Arden by approximately $140,000 to $150,000 per month. We were unable to pay our rent, and vacated the office space during the month of June 2004. We are in the process of locating another office space to house our operations.

         We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $70,000 in payroll tax penalties. We estimate that we owe an additional $30,000, which we have accrued in penalties for nonpayment of approximately $100,000, $102,000 and $99,000 in Federal and State payroll taxes, which were due on April 30, April 15, and March 31, 2004, and is still outstanding. We were unable to meet our May 15, May 31, and June 15, 2004 payroll obligations to our employees. The labor board has fined us approximately $10,000 for failure to meet our payroll obligations. We need to have met our payroll obligations otherwise there will be additional penalties.

     Our property, general liability, auto, fiduciary liability, and employment practices liability, have been cancelled. Our workers compensation insurance was cancelled but we have mananaged to reinstate the policy. The labor board fined us approximately $79,000 for not having workmans compensation insurance. Our health insurance was also cancelled but we have had the policy reinstated. There can be no guarantee that we will be able to meet all contractual obligations or liabilities in the future, including payroll obligations.

     We expect that we will need to substantially reduce our working capital needs and/or raise additional financing. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy or being the subject of involuntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. In April 2004, we engaged an investment bank to assist us in locating and evaluating strategic transactions. However, no assurance can be given that any strategic transaction will be consummated or any alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

     During 2003, we continued to operate under limited cash flow from operations. To improve our operating results, we have reduced our personnel by 96, from 203 in March 2003 to 107 in March 2004 by both involuntary termination and attrition. The number of employees continues to reduce through voluntary termination and attrition.. Operations are continuing at a substantially reduced basis. We have also reviewed other operational costs and have made reductions in expenditures in areas throughout the company.

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

     We continue to seek external sources of funding, including but not limited to, incurring debt, the sale of assets or stock, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

     We have been operating without a credit facility since October 2001, which has adversely affected cash flow. We continue to face difficulties in paying our vendors, employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during the balance of 2004.

     Historically, we have funded our operations primarily through the use of lines of credit, cash flow from operations, including royalty and distribution fee advances, cash generated by the sale of securities, and the sale of assets.

     Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $0.62 million during the three months ended March 31, 2004, primarily attributable to fees incurred for lawsuits, and other liabilities, and recoupment of advances received by distributors.

     Cash used by investing activities of $5,000 for the three months ended March 31, 2004 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash used by financing activities of $.5 million for the three months ended March 31, 2004, consisted primarily of repayments of our note payable to Warner Brothers Entertainment, Inc.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom. As part of the Avalon CVA process, we submitted our creditor's claim. We have received the payments of approximately $555,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of

Independent States, Africa, the Middle East, and certain other select countries. Avalon is current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

     In April 2002, we entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby we returned the property to the landlord and were released from any further lease obligations. This settlement reduced our total contractual cash obligations by $1.3 million through fiscal 2005.

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

OFF BALANCE SHEET ARRANGEMENTS

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)


                                         LESS THAN       1-3        3-5       MORE THAN
CONTRACTUAL OBLIGATIONS       TOTAL       1 YEAR        YEARS      YEARS       5 YEARS
-----------------------     ---------    --------     --------    --------    ---------
Developer License
  Commitments (1)           $   4,314    $ 2,671      $ 1,643
Lease Commitments (2)       $   3,387    $ 1,533      $ 1,854
Payroll Taxes (3)           $     292    $   292
Current Debt                $     322    $   322
Other Commitments (4)       $   1,856    $ 1,350      $   506
Total                       $  10,171    $ 6,168      $ 4,003

     We currently have no cash reserves. We will need to substantially reduce our working capital needs, continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

     (1) Developer/Licensee Commitments: The products produced by us are designed and created by our employee designers and artists and by non-employee software developers ("independent developers"). We typically advance development funds to the independent developers during development of our games, usually in installment payments made upon the completion of specified development milestones, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth in written agreements entered into with the independent developers. In addition, we have content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. These developer and content license commitments represent the sum of (a) minimum marketing commitments under royalty bearing licensing agreements, and (b) minimum payments and advances against royalties due under royalty-bearing licenses and developer agreements.

     (2) Lease Commitments: We lease certain of our current facilities and equipment under non-cancelable operating lease agreements. We are required to pay property taxes, insurance and normal maintenance costs for certain of our facilities and will be required to pay any increases over the base year of these expenses on the remainder of our facilities.

     Our headquarters were located in Irvine, California as of March 31, 2004, where we leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subseqently forfeited its lease, and is in the process of locating another building for its operations. This suit and interruption of our operations could cause substantial harm to our business.

     (3) Payroll Taxes: At March 31, 2004, we have an accrual of approximately $81,000 for past due interest and penalties on late payment of our Federal and state payroll taxes. We also have accrued approximately $99,000 in unpaid state and federal payroll taxes due March 31, 2004. We estimate that we owe approximately an additional $20,000, which we have accrued in penalties for nonpayment of approximately $100,000 and $102,000 in Federal and State payroll taxes, which were due on April 30, and April 15, 2004 and are still outstanding.

     (4) Other Commitments: Consist of payment plans entered into with various creditors and the amounts due under our insurance policies.

ACTIVITIES WITH RELATED PARTIES

     It is our policy that related party transactions will be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our  operations   involve   significant   transactions  with  our  majority
stockholder Titus and its affiliates. We have a major distribution agreement with Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security.

     We perform certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $0 and $5,000 for the three months ended March 31, 2004, and 2003, respectively.

     As of March 31, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed us $363,000 and $362,000, respectively. We owed Titus and its affiliates excluding Avalon $10,000 and $0.00 as of March 31, 2004 and December 31, 2003 respectively. Amounts we owed to Titus and its affiliates excluding Avalon at March 31, 2004, consisted primarily of trade payables.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We have an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $1.4 million and $48,000, for the three months ended March 31, 2004, and 2003, respectively. In addition, we recognized no overhead fees for the three months ended March 31, 2004, and 2003. Also in connection with this International Distribution Agreement, we subleased office space from Avalon. Rent expense paid to Avalon was $0 and $27,000, for the three months ended March 31, 2004, and 2003 respectively. As of April 2003, we no longer subleased office from Avalon.

     In January 2003, we entered into a waiver with Avalon related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, we paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of March 31, 2004 , Vivendi has not reported sales exceeding the minimum guarantee.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom, in which we participated in, and were approved as a creditor of Avalon. As part of the Avalon CVA process, we submitted our creditor's claim. We have received the payments of approximately $555,000 due to us as a creditor under the terms of the Avalon CVA plan. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products.

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in our claims against Avalon in the Avalon CVA process. We have also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, we did not perform any publishing and distribution services on behalf of Avalon for the three months ended March 31, 2004 and 2003 respectively.

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at March 31, 2004 was approximately $245,000. The total receivable due from TSC is approximately $320,000 as of March 31, 2004. The majority of the additional approximately $75,000 was due to TSC subletting office space and miscellaneous other items.

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

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors have approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of December 31, 2003, we have received approximately $225,000 in revenues and incurred approximately $57,000 in commission fees pursuant to this agreement. As of March 31, 2004 we had a zero balance with Titus Japan.

TRANSACTIONS WITH TITUS INTERACTIVE STUDIO

     In September 2003, we engaged the translation services of Titus Interactive Studio, pursuant to which (i) we will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by us and (iii) each work order can not have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Directors approval. We have paid approximately $11,000 to date under this agreement. We have a $0.00 balance with Titus Interactive Studio as of the date of this filing.

TRANSACTIONS WITH TITUS SARL

     As of March 31, 2004, we have a receivable of $43,000 for product development services that we provided.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month. As of March 31, 2004 we had a payable of $10,000,

TRANSACTIONS WITH EDGE LLC

     In September 2003, our Board of Directors ratified and approved our engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a member of our Board of Directors, is a managing member for Edge LLC. As of March 31, 2004, we have incurred an aggregate expense of approximately $150,000 and had a payable of approximately $50,400 to Edge LLC. As of April 30, 2004, we have incurred an additional aggregate expense of approximately $16,800. Consequently, we have a payable of approximately $67,200 to Edge LLC.

     In April 2004, we entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned us $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. We also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing we have paid Edge LLC $35,000 pursuant to this agreement and consequently still owe approximately $25,000 plus the transaction fee and 10% interest. This balance due is in addition to the approximately $67,200 in payables due to Edge LLC above.

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

While we have never paid dividends in the past, we may decide to do in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2004. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

                               INTEREST RATE RISK

     Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

                              FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Avalon.

     We recognized gains of $150 and $17,000 during the three months ended March 31,2004 and 2003 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 4.    CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in timely alerting him to material information required to be included in this report.

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls.

     Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

     Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The information required in this Item 1 is incorporated herein by reference to the information in "Note 5. Commitments and Contingencies" to our condensed consolidated financial statements located in Item 1, Part 1 of this Report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing , the balance of the amount due under the note by us is $0.32 million payable in one remaining installment.

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



                                       INTERPLAY ENTERTAINMENT CORP.


Date:  June 25 2004                    By:       /S/ HERVE CAEN
                                             -----------------------------------
                                             Herve Caen,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive and
                                             Financial and Accounting Officer)