Form 10QSB
period 2004-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2004-10-13
CIK 1057232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                  1682 LANGLEY AVENUE, IRVINE, CALIFORNIA 92614
                    (Address of principal executive offices)

                                 (310) 432-1958
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                     Issued and Outstanding at September 29, 2004
------------------------------      --------------------------------------------

Common Stock, $0.001 par value                       93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-QSB

                                  JUNE 30, 2004

                                TABLE OF CONTENTS

                                  ------------


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2004 (unaudited) and December 31, 2003                  3

         Condensed Consolidated Statements of Operations
         for the Three and Six Months ended June 30, 2004
         and 2003 (unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended June 30, 2004 and 2003
         (unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             17

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                     29

Item 4.  Controls and Procedures                                         29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               30

Item 6.  Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                               32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   JUNE 30,   DECEMBER 31,
                               ASSETS                                2004         2003
                               ------                             ----------   ----------
                                                                               (UNAUDITED)
Current Assets:
     Cash                                                        $      13    $   1,171
     Cash held in trust                                                500           --
     Trade receivables from related parties, net of allowances       1,031          564
         of $1215 and $ 691 respectively
     Trade receivables, net of allowances                              675            6
         of $34 and $34, respectively
     Inventories                                                       199          146
     Prepaid licenses and royalties                                    443          209
     Other current assets                                              449        1,276
                                                                 ----------   ----------
         Total current assets                                        3,310        3,372

Property and equipment, net                                            957        2,114
                                                                 ----------   ----------
                                                                 $   4,267    $   5,486
                                                                 ==========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------
Current Liabilities:
     Current debt                                                $     330    $     837
     Accounts payable                                               11,370        7,093
     Accrued royalties                                               5,249        5,067
     Advances from distributors and others                           2,798        5,125
     Payables to related parties                                        15           --
                                                                 ----------   ----------
          Total current liabilities                                 19,762       18,122
Commitments and contingencies

Stockholders' Deficit:
     Common stock                                                       94           94
     Paid-in capital                                               121,640      121,640
     Accumulated deficit                                          (137,339)    (134,481)
     Accumulated other comprehensive income                            110          111
                                                                 ----------   ----------
          Total stockholders' deficit                              (15,495)     (12,636)
                                                                 ----------   ----------
                                                                 $   4,267    $   5,486
                                                                 ==========   ==========


                                  See accompanying notes.


                                            3

                        INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ---------------------   ---------------------
                                                  2004         2003        2004        2003
                                                ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues                                    $  1,201    $    341    $  1,526    $    913
Net revenues from related party distributors       1,941         928      10,025      19,118
                                                ---------   ---------   ---------   ---------
   Total net revenues                              3,142       1,269      11,551      20,031
Cost of goods sold                                 1,359       1,114       6,442       8,099
                                                ---------   ---------   ---------   ---------
   Gross profit                                    1,783         155       5,109      11,932

Operating expenses:
   Marketing and sales                               386         354       1,374         475
   General and administrative                      1,147       1,269       2,356       3,632
   Product development                             1,433       3,910       3,441       7,588
                                                ---------   ---------   ---------   ---------
      Total operating expenses                     2,966       5,533       7,171      11,695
                                                ---------   ---------   ---------   ---------
Operating income (loss)                           (1,183)     (5,378)     (2,062)        237

Other income (expense):
     Interest expense                                (15)        (32)        (30)        (83)
     Other                                          (661)         34        (659)         46
                                                ---------   ---------   ---------   ---------

Income (loss) before benefit for income taxes     (1,859)     (5,376)     (2,751)        200
Income taxes                                         (95)         --        (107)
                                                ---------   ---------   ---------   ---------
Net income (loss)                               $ (1,954)   $ (5,376)   $ (2,858)   $    200
                                                =========   =========   =========   =========


Net income (loss) per common share:
     Basic                                      $  (0.02)   $  (0.06)   $  (0.03)   $     --
                                                =========   =========   =========   =========
     Diluted                                    $  (0.02)   $  (0.06)   $  (0.03)   $     --
                                                =========   =========   =========   =========

Shares used in calculating net
     income (loss) per common share:
     Basic                                        93,855      93,849      93,855      93,849
                                                =========   =========   =========   =========
     Diluted                                      93,855      93,849      93,855      93,849
                                                =========   =========   =========   =========


                                    See accompanying notes.


                                              4

                    INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  -------------------
                                                                    2004       2003
                                                                  --------   --------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                     $(2,858)   $   200
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization                                   507        696
      Non-cash interest expense                                        --         60
      Write-off of prepaid licenses and royalties                      --      2,379
      Write-off of fixed assets                                       636         --
      Other                                                            (1)        --
      Changes in operating assets and liabilities:
         Cash held in trust                                          (500)
         Trade receivables from related parties                      (467)       611
         Trade receivables, net                                      (669)       129

         Inventories                                                  (53)     1,582
         Prepaid licenses and royalties                              (234)     1,127
         Other current assets                                         827        228
         Accounts payable                                           4,277     (1,481)
         Accrued royalties                                            182       (663)
         Other accrued liabilities                                   (693)    (1,039)
         Payables to related parties                               (1,619)    (3,448)
         Advances                                                      --      1,190
                                                                  --------   --------
            Net cash provided (used) by operating activities         (665)     1,571
                                                                  --------   --------

Cash flows from investing activities:
   Purchase and sale of property and equipment                         14       (326)

                                                                  --------   --------
            Net cash used in investing activities                      14       (326)
                                                                  --------   --------

Cash flows from financing activities:
   Net payment on line of credit                                       --         --
   (Repayment) borrowings from former Chairman                         --         --
   Net proceeds from issuance of common stock                          --          2
   Repayment of note payable                                         (507)      (716)
   Proceeds from exercise of stock options                             --         --
                                                                  --------   --------
            Net cash provided by (used in) financing activities      (507)      (714)
                                                                  --------   --------
      Net increase in cash                                         (1,158)       531
Cash, beginning of period                                           1,171        134
                                                                  --------   --------
Cash, end of period                                               $    13    $   665
                                                                  ========   ========

Supplemental cash flow information:
    Cash paid for:
            Interest                                              $     6    $    22


                                See accompanying notes.


                                          5

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004


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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN

         The Company's independent registered public accounting firm included a "going concern" explanatory paragraph in their audit report on the December 31, 2003 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

         The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will not be sufficient to fund its anticipated expenditures through the fourth quarter of fiscal 2004. Consequently, the Company expects that it will need to substantially reduce its working capital needs and/or raise additional capital. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

         See Notes 5 and 7 for additional factors relating to the Company's going concern status.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


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

         The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case-by-case negotiated basis, the Company permits customers to return or exchange products and may provide markdown allowances on products unsold by a customer. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying condensed consolidated financial statements.

         Customer support costs are not significant and are charged to expense as incurred.

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

STOCK-BASED COMPENSATION

         At June 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred stock-based employee compensation expense for the six months ended June 30, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                  -----------------------   -----------------------
                                                                     2004         2003         2004         2003
                                                                  ----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common stockholders, as reported   $  (1,954)   $  (5,376)   $  (2,858)   $     200
Pro forma compensation expense                                           16           65           32           96
                                                                  ----------   ----------   ----------   ----------
Pro forma net income (loss) available to common stockholders      $  (1,970)   $  (5,441)   $  (2,890)   $     104
                                                                  ==========   ==========   ==========   ==========
Earnings (loss) per share, as reported
   Basic                                                          $   (0.02)   $   (0.06)   $   (0.03)   $      --
   Diluted                                                        $   (0.02)   $   (0.06)   $   (0.03)   $      --

Earnings (loss) per share, pro form
   Basic                                                          $   (0.02)   $   (0.06)   $   (0.03)   $      --
   Diluted                                                        $   (0.02)   $   (0.06)   $   (0.03)   $      --

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements discussed in the notes to the December 31, 2003 audited consolidated financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ending June 30, 2004 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                              JUNE 30,       DECEMBER 31,
                                                2004            2003
                                            -------------    ------------
                                                (DOLLARS IN THOUSANDS)

             Packaged software              $        199     $       146
                                            =============    ============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


NOTE 3.  PREPAID LICENSES AND ROYALTIES

         Prepaid licenses and royalties consist of the following:


                                                                     JUNE 30,        DECEMBER 31,
                                                                       2004              2003
                                                                   -------------    -------------
                                                                       (DOLLARS IN THOUSANDS)
     Prepaid royalties for titles in development                   $        310     $        100
     Prepaid royalties for shipped titles, net of amortization               --               --
     Prepaid licenses and trademarks, net of amortization                   133              109
                                                                   -------------    -------------
                                                                   $        443     $        209
                                                                   =============    =============

         Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, amortization of prepaid licenses and royalties was $0 million and $.6 million, respectively, and included amounts amortized in connection with the sale of the Company's Hunter franchise to Vivendi (Note 7). Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 million and $0.6 million for the three months ended June 30, 2004 and 2003, and $0 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively.

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2004             2003
                                                    ------------    ------------
                                                       (DOLLARS IN THOUSANDS)
Advances for other distribution rights              $       526     $       629
                                                    ============    ============
Net advance from Vivendi distribution agreements    $     2,272     $     4,496
                                                    ============    ============

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings, claims and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters.

         On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and certain Atari Interactive affiliates as well as the Company's subsidiary GamesOnline.com, Inc., ("GOL") alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GOL, KBK has alleged that GOL failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. GOL counterclaimed against KBK for breach of contract as KBK owes GOL $700,000 in guaranteed advanced fees under the terms of the agreement. In addition, the Company filed an action against Atari Interactive for breach indemnity, among other claims given the fact that it was Atari that was to deliver the product to GOL for KBK, which Atari Interactive failed and refused to do. The Company believes this complaint for KBK is without merit and it will continue to pursue the claim against KBK for the amount due it under the terms of the agreement.

         On September 19, 2003, the Company commenced a wrongful termination and breach of contract action against Atari Interactive, Inc. and Atari, Inc. in New York State Supreme Court, New York County. The Company sought, among other

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


things, a judgment declaring that a computer game license agreement between the Company and Atari Interactive continues to be in full force and effect. On September 23, 2003, the Company obtained a preliminary injunction that prevented termination of the computer game license agreement. Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Both sides sought damages in an amount to be determined at trial. The Company, Atari Interactive and Atari, Inc. reached an agreement with respect to the scope and terms of the computer game license agreement. The parties filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004. Atari terminated the D&D agreement with us on April 23, 2004 and entered into tri-party agreements with us and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including BALDUR'S GATE: DARK ALLIANCE II. In September 2004 Atari notified Vivendi that Vivendi is currently in breach of its obligations to remit royalties to Atari pursuant to the terms of the agreement. Atari Interactive notified Vivendi that if Vivendi did not cure the breach set forth in the letter by September 30, 2004 that the letter shall be deemed notice of termination of the agreement.

         On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal of $2.0 million. At the time the suit was filed, the amount due under the note was $1.4 million including interest. Subsequently, the Company entered into a settlement agreement with Warner. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the balance of approximately $330,000 owed payable in one remaining installment.

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

         On or about April 16, 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004 our lessor obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,282.33, exclusive of interest. The Company is in the process of negotiating a payment schedule on the judgment and the other claim together. This suit could cause substantial harm to the Company's business. The Company was evicted from it's office facilities in Irvine, California and relocated to temporary office space during June 2004. The Company has not determined the legal significance of any remaining lease obligation to Arden. Such lease commitment approximated $2.8 million at time of eviction.

         On or about April 19, 2004, Bioware Corporation filed an action against the Company in the Superior Court for the State of California, County of Orange, alleging breach of contract for failure to pay royalties. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it obtained a writ of attachment to secure payment of the alleged obligation if it is successful at trial. Bioware also sought and obtained a temporary restraining order prohibiting the Company from transferring assets up to the amount sought in the writ of attachment. We successfully opposed the preliminary injunction and vacated the temporary restraining order. We believe that no royalties are owed to Bioware and will continue to defend the Company's position.

         Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,406 plus interest, in connection with an exclusive

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


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

         Snowblind entered into a partial settlement agreement on June 23, 2004 following the suit filed by Snowblind on November 19, 2003. Snowblind filed a second amended complaint against the Company on or about July 12, 2004 claiming various causes of action including but not limited to, breach of contract, account stated, open book account, and recission. Discovery is continuing and it is difficult to determine at this stage the propriety of the claim, but the Company believes this suit has no merit..

         On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against us seeking damages of approximately $1.3 million, alleging, among other things, that the Company failed to secure a timely effective date for a Registration Statement for shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that the Company is therefore liable to pay Special Situations $1.3 million. This matter was settled and the case dismissed in December 2003. Special Situations had entered into a settlement agreement with us contemplating payments over time.

         Reflexive Entertainment, Inc. filed an action against the Company in the Orange County Superior Court that was settled. The Company was unable to make the payments and Reflexive sought judgment in an amount in excess of the judgment. The Company is in the process of filing a motion to set aside the judgment, which the Company believes will be successful.

         On March 27, 2003, KDG France SAS ("KDG") filed an action against Interplay OEM, Inc. and Herve Caen for various claims. On December 29, 2003 a settlement agreement was entered into whereby Herve Caen was dismissed from the action. Further the settlement was entered into with Interplay OEM only in the amount of $170,000, however KDG reserved its rights to proceed against the Company if the settlement payment was not made. As of this date the settlement payment was not made. The Company believes that it has valid defenses to the claim.

         The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $95,000 in payroll tax penalties. The Company estimates that it owes an additional amount of approximately $50,000, which it has accrued at June 30, 2004 for late payment penalties on payroll taxes.

         The Company was unable to meet its May 15, May 31, and June 15, 2004 payroll obligations to its employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Company has since paid the May 15, May 31, and June 15 payrolls and associated payroll taxes. The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations. Such amount has been accrued by the Company at June 30, 2004.

         The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled. The Company subsequently entered into a new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. Such amount has been accrued by the Company at June 30, 2004. The Company's health insurance was also cancelled but the Company had the policy reinstated.

NOTE 6.  NET EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed as net earnings (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding plus the effect of any

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


dilutive stock options and common stock warrants. Since the Company has losses for all reporting periods, basic and dilutive per share amounts are equal, since the effect of dilutive items would be antidilutive.

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                      ---------------------   ---------------------
                                                         2004        2003       2004         2003
                                                      ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                      ---------   ---------   ---------   ---------
Net income (loss) available to common stockholders    $ (1,954)   $ (5,376)   $ (2,859)   $    200
                                                      ---------   ---------   ---------   ---------
Shares used to compute net income (loss) per share:
   Weighted-average common shares                       93,855      93,849      93,855      93,849
   Dilutive stock equivalents                               --          --          --          --
                                                      ---------   ---------   ---------   ---------
   Dilutive potential common shares                     93,855      93,849      93,855      93,849
                                                      =========   =========   =========   =========
Net income (loss) per share:
   Basic                                              $  (0.02)   $  (0.06)   $  (0.03)   $     --
   Diluted                                            $  (0.02)   $  (0.06)   $  (0.03)   $     --
                                                      ---------   ---------   ---------   ---------

         There were options and warrants outstanding to purchase 9,962,718 and 10,411,218 shares of common stock at June 30, 2004 and 2003, respectively, which were excluded from the earnings per share computation for the three and six months ended June 30, 2004 and 2003, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at June 30, 2004 and 2003 was $1.84 and $1.93, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


NOTE 7.  RELATED PARTIES

         Amounts receivable from and payable to related parties are as follows:


                                      JUNE 30, 2004     DECEMBER 31, 2003
                                      --------------    -----------------
                                           (DOLLARS IN THOUSANDS)

Receivables from related parties:
        Titus TSC                     $         322       $         313
        Titus KK                                 --                   6
        Titus SARL                               43                  43
        Avalon                                1,881                 893
        Less Reserves                        (1,215)               (691)
                                      --------------      --------------
        Total                         $       1,031       $         564
                                      ==============      ==============

Payables to related parties:
        Titus GIE                     $          15       $          --
                                      --------------      --------------
        Total                         $          15       $          --
                                      ==============      ==============

DISTRIBUTION AND PUBLISHING AGREEMENTS

ACTIVITIES WITH RELATED PARTIES

         It is the Company's policy that related party transactions shall be reviewed and approved by a majority of the Company's disinterested directors or its Independent Committee.

         The Company's operations involve significant transactions with its majority stockholder Titus and its affiliates. The Company has a major distribution agreement with Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

         Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of the Company's outstanding common stock, its only voting security.

         The Company performs certain distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $0 and $5,000 for the three months ended June 30, 2004, and 2003, respectively.

         As of June 30, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed the Company $364,000 and $362,000, respectively. The Company owed Titus and its affiliates excluding Avalon $15,000 and $0.00 as of June 30, 2004 and December 31, 2003 respectively. Amounts the Company owed to Titus and its affiliates excluding Avalon at June 30, 2004 consisted primarily of trade payables.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

         The Company has an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, the Company pays Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on its behalf. In connection with the International Distribution Agreement with Avalon, the Company incurred distribution commission

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


expense of $402,000 and $15,000, for the three months ended June 30, 2004, and 2003, and $1,755,000 and $300,000 for the six months ended June 30,2004 and 2003 respectively. In addition, the Company recognized no overhead fees for the three months ended June 30, 2004, and 2003 and no overhead fees for the six months ended June 30, 2004 and 2003 respectively. Also in connection with this International Distribution Agreement, the Company subleased office space from Avalon. There was no rent paid to Avalon for the three months ended June 30, 2004, and 2003. The Company paid $27,000 to Avalon for rent for the six months ended June 30, 2003.. As of April 2003, the Company no longer subleased office space from Avalon.

         In January 2003, the Company entered into a waiver with Avalon related to the distribution of a video game title in which the Company sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, the Company paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of June 30, 2004, Vivendi has not reported sales exceeding the minimum guarantee.

         In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom, in which the Company participated in, and was approved as a creditor of Avalon. As part of the Avalon CVA process, the Company submitted its creditor's claim. The Company has received approximately $555,000 due to it as a creditor under the terms of the Avalon CVA plan. The Company continues to evaluate and adjust as appropriate its claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on its ability to collect amounts due from Avalon are uncertain. As a result, the Company cannot guarantee its ability to collect fully the debts it believes are due and owed to it from Avalon.. If Avalon is not able to continue to operate under the new CVA, the Company expects Avalon to cease operations and liquidate, in which event the Company will most likely not receive in full the amounts presently due it by Avalon. The Company may also have to appoint another distributor or become its own distributor in Europe and the other territories in which Avalon presently distributes its products.

         In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of its license rights and to avoid potential third-party liability from various licensors of its products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in the Company's claims against Avalon in the Avalon CVA process. The Company has also entered into a Product Publishing Agreement with Avalon, which provides it with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, the Company did not perform any publishing and distribution services on behalf of Avalon for the six months ended June 30, 2004 and 2003.

         In August 2004, we reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 English pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance.

TRANSACTIONS WITH TITUS SOFTWARE

         In March 2003, the Company entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, the Company's Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at June 30, 2004 was approximately $250,000. The total receivable due from TSC is approximately $322,000 as of June 30, 2004. The majority of the additional $72,000 was due to TSC subletting office space and miscellaneous other items.

         In May 2003, the Company paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the Company's CEO requested that the Company credit the $60,000 to amounts it owed

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2004


to him arising from expenses incurred in connection with providing services to the Company. The Company's Board of Directors is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

TRANSACTIONS WITH TITUS JAPAN

         In June 2003, the Company began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regard to certain sales transactions in Japan. This representation agreement has not yet been approved by the Company's Board of Directors and is currently being reviewed by them. The Company's Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on the Company's behalf. As of June 30, 2004 the Company had a zero balance with Titus Japan.

TRANSACTIONS WITH TITUS INTERACTIVE STUDIO

         In September 2003, the Company engaged the translation services of Titus Interactive Studio, pursuant to which (i) the Company will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by the Company and (iii) each work order cannot have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Director's approval. The Company has paid approximately $11,000 to date under this agreement. The Company has a $0 balance with Titus Interactive Studio as of the date of this filing.

TRANSACTIONS WITH TITUS SARL

         As of June 30, 2004 the Company has a receivable of approximately $43,000 for product development services that the Company provided.

TRANSACTIONS WITH TITUS GIE

         In February 2004, the Company engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month agreement pursuant to which GIE Titus or its agents shall provide to the Company certain foreign administrative and legal services at a rate of $5,000 per month. For the three months ended June 30, 2004 the Company had a payable of $15,000.

TRANSACTIONS WITH EDGE LLC

         In September 2003, the Company's Board of Directors approved the engagement of Edge LLC to provide recommendations regarding the operation of the Company's legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a former member of the Company's Board of Directors, is a managing member of Edge LLC. Michel Vulpillat resigned from the Board of Directors on June 23, 2004. As of June 30, 2004, the Company has incurred an aggregate expense of approximately $184,000 and had a payable of approximately $84,400 to Edge LLC.

         In April 2004, the Company entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned the Company $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. The Company also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing the Company has paid Edge LLC $35,000 pursuant to this agreement and consequently still owes approximately $25,000 plus the transaction fee and interest. This balance due is in addition to the approximately $84,400 in payables due to Edge LLC described above.

                                     INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                                      JUNE 30, 2004


NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's Irvine, California offices.

         Net revenues by geographic regions were as follows:

                               THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                     -----------------------------------------------     -----------------------------------------------
                             2004                      2003                     2004                       2003
                     ---------------------     ---------------------     ---------------------     ---------------------
                      AMOUNT       PERCENT      AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                     --------     --------     --------     --------     --------     --------     --------     --------
                             (DOLLARS IN THOUSANDS)
North America        $   333           10%     $ 1,015           80%     $   684            6%     $ 2,895           15%
International          1,626           52%         158           12%       9,490           82%       1,864            9%
OEM, royalty and       1,183           38%          96            8%       1,377           12%      15,272           76%
   licensing
                     --------     --------     --------     --------     --------     --------     --------     --------
                     $ 3,142          100%     $ 1,269          100%     $11,551          100%     $20,031          100%
                     ========     ========     ========     ========     ========     ========     ========     ========

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

REVENUE RECOGNITION

         We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SEC Staff Accounting Bulletin No. 101, Revenue Recognition.

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

         We evaluate the recoverability of prepaid licenses and royalties on a product-by-product basis. Prepaid royalties for products that are cancelled are expensed in the period of cancellation to cost of goods sold. In addition, a charge to cost of sales is recorded when our forecast for a particular game indicates that un-amortized capitalized costs exceed the net realizable value of that asset. The net realizable value is the estimated net future proceeds from our distributors that are reduced by previously capitalized cost and the estimated future cost of completing the game. If a revised game sales forecast is less than our current game sales forecast, or if actual game sales are less than management's forecast, it is possible we could accelerate the amortization of prepaid licenses and royalties previously capitalized. Once the charge has been taken, that amount is not expensed in future quarters when the product ships.

         During the six months ended June 30, 2004 and 2003, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $2.1 million respectively. Our prepaid royalty balances at June 30, 2004 were $.56 million, net of reserves of $.31 million

SOFTWARE DEVELOPMENT COSTS

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

RESULTS OF OPERATIONS

NORTH AMERICA, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

         Geographically, our net revenues for the three and six months ended June 30, 2004 and 2003 break down as follows: (in thousands)

---------------------------- -------- --------- ----------- -----------
Three Months Ended June 30     2004      2003      Change     % Change
---------------------------- -------- --------- ----------- -----------
North America                   $333    $1,015      ($682)      (67%)
---------------------------- -------- --------- ----------- -----------
International                  1,626       158      1,468       929%
---------------------------- -------- --------- ----------- -----------
OEM, Royalty & Licensing       1,183        96      1,087      1132%
---------------------------- -------- --------- ----------- -----------
Net Revenues                   3,142     1,269      1,873       147%
---------------------------- -------- --------- ----------- -----------

---------------------------- -------- --------- ----------- -----------
Six Months Ended June 30       2004      2003      Change     % Change
---------------------------- -------- --------- ----------- -----------
North America                   $684    $2,895    $(2,211)      (76%)
---------------------------- -------- --------- ----------- -----------
International                  9,490     1,864      7,626       409%
---------------------------- -------- --------- ----------- -----------
OEM, Royalty & Licensing       1,377    15,272    (13,895)      (90%)
---------------------------- -------- --------- ----------- -----------
Net Revenues                  11,551    20,031     (8,480)      (42%)
---------------------------- -------- --------- ----------- -----------

         Net revenues for the three months ended June 30, 2004 were $3.1 million, an increase of 147% compared to the same period in 2003. This increase resulted from a 67% decrease in North America net revenues and a 1132% increase in OEM, royalties and licensing revenues and by a 929% increase in international net revenues. Furthermore we did not deliver any gold masters to any titles in the three months ended June 30, 2003 or 2004. We did have continuing sales in the second quarter from the first quarter releases of BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe in the three months ended June 30, 2004. The three months ended June 30, 2003 did not have sales of comparable titles. We also had $1.175 million in revenue from the sale of the rights to develop FALLOUT 3 on all platforms other than massively multiplayer and did not have a comparable sale for the three months ended June 2003.

         Net revenues for the six months ended June 30, 2004 were $11.6 million, a decrease of 42% compared to the same period in 2003. This decrease resulted from a 76% decrease in North America net revenues and a 90% decrease in OEM, Royalty and licensing revenues offset by a 409% increase in International net revenues.

         North America net revenues for the three months ended June 30, 2004 were $0.3 million, a decrease of 67% compared to the same period in 2003. The decrease in North America net revenues in 2004 was mainly due to delivering one product gold master to one title in 2003 compared to delivering zero product gold masters in 2004, resulting in a decrease in North America sales of $.7 million.

         North America net revenues for the six months ended June 30, 2004 were $.7 million a decrease of 76% compared to the same period in 2003. The decrease in North America net revenues in 2004 was mainly due to delivering one product gold master to one title in 2003 compared to delivering zero product gold masters in 2004, resulting in a decrease in North America sales of $2.2 million.

         International net revenues for the three months ended June 30, 2004 were $1.6 million, a 929% increase compared to the same period in 2003. The increase in International net revenues for the three months ended June 30, 2004 was mainly due to continuing sales in the second quarter from the first quarter releases of BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe. Overall, we had a $1.5 million increase in net revenue compared to the 2003 period.

         International net revenues for the six months ended June 30, 2004 were $9.5 million, a 409% increase compared to the same period in 2003. The increase in International net revenues for the six months ended June 30, 2004 was mainly due to releasing BALDUR'S GATE: DARK ALLIANCE II AND FALLOUT: BROTHERHOOD OF STEEL in Europe during the first six months of 2004.

         Avalon, our primary international distributor is not current on their post-CVA payments to us. (please see Note 7. Related Parties to our Condensed Consolidated Financial Statements). If Avalon is not able to continue its reorganization and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our International sales.

         OEM, royalty and licensing net revenues for the three months ended June 30, 2004 were $1.2 million, an increase of 1,132% compared to the same period in 2003. The increase in licensing net revenues in 2004 was due to the fact that in 2004, we recorded $1.175 million in revenue related to the sale of the rights to develop FALLOUT 3 and did not have a comparable transaction in the second quarter of 2003. Overall we had a $1.1 million increase as compared to the same period in 2003.

         OEM, royalty and licensing net revenues for the six months ended June 30, 2004 were $1.4 million, a decrease of 90% compared to the same period in 2003. The $13.8 million decrease as compared to the same period in 2003 was mainly due to the fact that in 2003 we recorded $15.0 million in revenue related to the sale of the HUNTER: THE RECKONING video game license offset by the $1.175 million sale of the rights to develop FALLOUT 3 in 2004. PLATFORM NET REVENUES

         Our platform net revenues for the three and six months ended June 30, 2004 and 2003 break down as follows: (in thousands)

---------------------------- ------- --------- ---------- ----------
Three Months Ended June 30     2004    2003      Change    % Change
---------------------------- ------- --------- ---------- ----------
Personal Computer              $311     $976       ($665)      (68%)
---------------------------- ------- --------- ---------- ----------
Video Game Console            1,648      197       1,451       736%
---------------------------- ------- --------- ---------- ----------
OEM, Royalty & Licensing      1,183       96       1,087      1132%
---------------------------- ------- --------- ---------- ----------
Net Revenues                  3,142    1,269       1,873       148%
---------------------------- ------- --------- ---------- ----------

---------------------------- ------- --------- ---------- ----------
Six Months Ended June 30       2004    2003      Change    % Change
---------------------------- ------- --------- ---------- ----------
Personal Computer            $1,017   $1,624      ($607)       (37%)
---------------------------- ------- --------- ---------- ----------
Video Game Console            9,157    3,135      6,022        192%
---------------------------- ------- --------- ---------- ----------
OEM, Royalty & Licensing      1,377   15,272    (13,895)       (90%)
---------------------------- ------- --------- ---------- ----------
Net Revenues                 11,551   20,031     (8,480)       (42%)
---------------------------- ------- --------- ---------- ----------

         PC net revenues for the three months ended June 30, 2004 were $.3 million, a decrease of 68% compared to the same period in 2003. The decrease in PC net revenues in 2004 was primarily due to lower back catalog sales. Video game console net revenues were $1.6 million, an increase of 736% for the three months ended June 30, 2004 compared to the same period in 2003, mainly due to continuing sales in the second quarter from the first quarter releases of BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe.

         PC net revenues for the six months ended June 30, 2004 were $1.0 million, a decrease of 37% compared to the same period in 2003. The decrease in PC net revenues in the three months ended June 30, 2004 was primarily due to lower back catalog sales. Video Game console net revenues were $9.1 million, an increase of 192% for the six months ended June 30, 2004 compared to the same period in 2003, due to releasing BALDUR'S GATE: DARK ALLIANCE II and FALLOUT:
BROTHERHOOD OF STEEL in Europe in 2004, offset by delivering one product gold master, RUN LIKE HELL (Xbox), in 2003 to Vivendi in North America.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

         Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2004 and 2003 break down as follows: (in thousands)

---------------------------- -------- ------------- ------------- ----------
Three Months Ended June 30     2004        2003         Change     % Change
---------------------------- -------- ------------- ------------- ----------
Net Revenues                  $3,142      $1,269        $1,873        147%
---------------------------- -------- ------------- ------------- ----------
Cost of Goods Sold             1,359       1,114           245         22%
---------------------------- -------- ------------- ------------- ----------
Gross Profit Margin            1,783         155         1,628      1,050%
---------------------------- -------- ------------- ------------- ----------

---------------------------- -------- ------------- ------------- ----------
Six Months Ended June 30       2004        2003         Change     % Change
---------------------------- -------- ------------- ------------- ----------
Net Revenues                 $11,551     $20,031       ($8,480)       (42%)
---------------------------- -------- ------------- ------------- ----------
Cost of Goods Sold             6,442       8,099        (1,657)       (21%)
---------------------------- -------- ------------- ------------- ----------
Gross Profit Margin            5,109      11,932        (6,823)       (57%)
---------------------------- -------- ------------- ------------- ----------

---------------------------- -------- ------------- ------------
Three Months Ended June 30     2004        2003        Change
---------------------------- -------- ------------- ------------
Net Revenues                   100%        100%           0%
---------------------------- -------- ------------- ------------
Cost of Goods Sold              43%         88%         (45%)
---------------------------- -------- ------------- ------------
Gross Profit Margin             57%         12%          45%
---------------------------- -------- ------------- ------------

---------------------------- -------- ------------- ------------
Six Months Ended June 30       2004        2003        Change
---------------------------- -------- ------------- ------------
Net Revenues                   100%        100%           0%
---------------------------- -------- ------------- ------------
Cost of Goods Sold              56%         40%          16%
---------------------------- -------- ------------- ------------
Gross Profit Margin             44%         60%         (16%)
---------------------------- -------- ------------- ------------

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

         Our cost of goods sold increased 22% to $1.3 million in the three months ended June 30, 2004 compared to the same period in 2003. The increase was due to higher shipments mainly due to continuing sales in the second quarter from the first quarter releases of BALDUR'S GATE: DARK ALLIANCE II and FALLOUT:
BROTHERHOOD OF STEEL in Europe.

         Our cost of goods sold decreased 21% to $6.4 million in the six months ended June 30, 2004 compared to the same period in 2003. In 2003, we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the HUNTER: THE RECKONING license and approximately $2.4 million in write-offs of development projects that were impaired because these titles were not expected to meet our desired profit requirements. The decrease in cost of goods sold was partially offset by an increase in manufacturing costs due to higher unit sales in Europe in 2004.

         Our gross margin increased to 57% for the three months ended June 30, 2004 from 12% in the comparable period in 2003. 2003 was negatively impacted by higher amortization of prepaid royalties on externally developed products including approximately $.6 million in fiscal 2003 in write-offs of cancelled development projects or on titles that were not expected to meet our desired profit requirements. 2004 did not have a comparable write-off. 2004 had sale of the rights to develop FALLOUT 3 which yielded approximately an 100% profit margin 2003 did not have a comparable sale.

         Our gross margin decreased to 44% for the six months ended June 30, 2004 period from 60% in the comparable 2003 period. This was primarily due to the sale of the HUNTER: THE RECKONING license, which yielded approximately an 80% profit margin in 2003 partially offset by the sale of the rights to develop FALLOUT 3 in 2004.

MARKETING AND SALES

         Our marketing and sales expense for the three months ended June 30, 2004 and 2003 break down as follows: (in thousands)

----------------------------- ----------- ----------- ------------ ----------
Marketing and Sales              2004         2003       Change     % Change
----------------------------- ----------- ----------- ------------ ----------
Three Months Ended June 30       $386         $354           $32         9%
----------------------------- ----------- ----------- ------------ ----------
Six Months Ended June 30        1,374          475           899       189%
----------------------------- ----------- ----------- ------------ ----------

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2004 were $.4 million, a 9% increase as compared to the 2003 period. Marketing and sales expenses for the six months ended June 30, 2004 were $1.4 million a 189% increase as compared to the same period during 2003. The increases for the three and six months ended June 30, 2004 as compared to the same periods in 2003 are due primarily to increased advertising costs for BALDUR'S GATE DARK ALLIANCE 2 on the PS2 and Xbox platforms in Europe.

 GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and six months ended June 30, 2004 and 2003 break down as follows: (in thousands)

----------------------------- ----------- ----------- ------------ ----------
General and Administrative         2004      2003       Change      % Change
----------------------------- ----------- ----------- ------------ ----------
Three Months Ended June 30     $1,147       $1,269         ($122)       (9%)
----------------------------- ----------- ----------- ------------ ----------
Six Months Ended June 30        2,356        3,632        (1,276)      (35%)
----------------------------- ----------- ----------- ------------ ----------

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2004 were $1.1 million, a 9% decrease as compared to the same period in 2003. The decrease is mainly due to a $.1 million decrease in personnel costs and general expenses. General and administrative expenses for the six months ended June 30, 2004 were $2.4 million a 35% decrease as compared to the same period in 2003. The decrease is mainly due to a $1.3 million decrease in personnel costs and general expenses as a result of a reduction in administrative personnel during 2004.

PRODUCT DEVELOPMENT

         Our product development expense for the three and six months ended June 30, 2004 and 2003 break down as follows: (in thousands)

----------------------------- ----------- ----------- ------------ ----------
Product Development              2004        2003        Change     % Change
----------------------------- ----------- ----------- ------------ ----------
Three Months Ended June 30     $1,433       $3,910       ($2,477)      (63%)
----------------------------- ----------- ----------- ------------ ----------
Six Months Ended June 30        3,441        7,588        (4,147)      (55%)
----------------------------- ----------- ----------- ------------ ----------

         Product development expenses for the three months ended June 30, 2004 were $1.4 million, a 63% decrease as compared to the same period in 2003. This decrease is due to a $2.5 million decrease in personnel costs and general expenses as a result of a reduction in product development personnel during 2004. Product development expenses for the six months ended June 30, 2004 were $3.4 million, a 55% decrease as compared to the same period in 2003. The decrease is mainly due to a $4.2 million decrease in personnel costs and general expenses as a result of a reduction in product development personnel during 2004.

OTHER EXPENSE, NET

         Our other expense for the three months ended June 30, 2004 and 2003 break down as follows: (in thousands)

------------------------ -------- ---------- ---------- -----------
Other (Expenses) Income    2004     2003      Change       % Change
------------------------ -------- ---------- ---------- -----------
Three Months Ended         $676      $2       ($674)       33,700%
------------------------ -------- ---------- ---------- -----------
Six Months Ended           (689)    (37)       (652)         1762%
------------------------ -------- ---------- ---------- -----------

         Other expense consists primarily of interest expense on our debt and foreign currency exchange transaction gains and losses, and write off of fixed assets. Other expense for the three months ended June 30, 2004 was $.68 million, as compared to $.002 million in other income in the same period in 2003. This increase is due to a write down of fixed assets.

         Other Expenses for the six months ended June 30, 2004 was $.69 million, a 1,762% increase. This increase is due to a write off of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had a working capital deficit of approximately $13 million, and our cash balance was $13,000. We currently have no cash reserves and are unable to pay current liabilities. The Company cannot continue in its current form without at this time obtaining additional financing.

         On April 16, 2004, our lessor filed an unlawful detainer action against us alleging unpaid rent of approximately $432,000. We were unable to pay our rent, and vacated the office space during the month of June 2004. On June 3, 2004 our lessor obtained a judgment of approximately $588,000 thereof exclusive of interest. We also owe an additional approximately $148,000 on a prior settlement with the landlord. We are in the process of negotiating a payment plan on the approximately $738,000 that we owe. The Company has not determined if the lessor has any right to recover amounts on the remaining lease commitment at time of eviction of approximately $2.8 million. In early August we leased approximately 500 square foot office space at 1682 Langley Ave in Irvine, California.

         We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $95,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st quarter of 2004. We have accrued an additional $50,000 in penalties for the second quarter of 2004. At the end of the first quarter 2004, we owed $100,000, $102,000 and $99,000 in Federal and State payroll taxes, which were due on April 30, April 15, and March 31, 2004, respectively, and were still owed at June 30, 2004. These payroll taxes were subsequently paid in July and August 2004. We are current on our payroll tax obligations although we still owe the penalties associated with the late payments.

         We were unable to meet our May 15, May 31, and June 15, 2004 payroll obligations to our employees. The State of California Labor Board ("Labor Board") fined us approximately $10,000 for failure to meet our payroll obligations. We subsequently paid the May 15, May 31, and June 15, 2004 payrolls and the associated payroll taxes. All Labor Board pending disputes with former employees have been paid off and the labor board fines still need to be settled. We need to have met our payroll obligations otherwise there will be additional penalties.

         Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We have a core group of approximately 20 employees on payroll, of which approximately 8 are actively working from the new company location in Irvine, California. Substantially all employees have not been paid for the period July 1 through September 30, 2004. There may be some liability to us arising from employees who have left. Our property, general liability, auto, fiduciary liability, workers compensation, and employment practices liability insurance policies, have been cancelled. We obtained a new workers' compensation insurance policy. The Labor Board fined us approximately $79,000 for not having worker's compensation coverage for a period of time. Our health insurance was also cancelled but was subsequently reinstated. We are appealing the labor board fines.

         On July 2, 2004,we granted an option to Vivendi to purchase the Redneck Rampage intellectual property rights for $300,000. On July 19, 2004, Vivendi exercised the option and paid the $300,000 on July 23, 2004.

         We entered into tri-party agreements with Atari Interactive, Inc. and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with usof certain Dungeons & Dragons games, including BALDUR'S GATE:
DARK ALLIANCE II. In September 2004 Atari notified Vivendi that Vivendi is currently in breach of its obligations to remit royalties to Atari pursuant to the terms of the agreement. Atari Interactive notified Vivendi that if Vivendi did not cure the breach set forth in the letter by September 30, 2004 that the letter shall be deemed notice of termination of the agreement.

         Interplay sold to Bethesda Softworks LLC, "Bethesda" the rights to develop FALLOUT 3 on all platforms for $1.175 million minimum guaranteed advance against royalties. Bethesda also has an option to develop two sequels, FALLOUT 4, and FALLOUT 5 for $1.0 million minimum guaranteed advance against royalties per sequel. Interplay retained the rights to develop a massively multiplayer online game ("MMORPG") using the Fallout Trademark.

         We have substantially reduced our operating expenses. We need to reduce our continuing liabilities. We have to raise additional capital or financing. If we do not receive sufficient financing we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy or being the subject of involuntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. In April 2004, we engaged an investment bank to assist us in locating and evaluating strategic transactions. However, no assurance can be given that any strategic transaction will be consummated or any alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

         During 2003, we continued to operate under limited cash flow from operations. To improve our operating results, we have reduced our personnel by 96, from 203 in March 2003 to 107 in March 2004 by both involuntary termination and attrition. We have a core group of approximately 20 employees on payroll of which approximately 8 are actively working from the new company location in Irvine. The number of employees continues to reduce through voluntary termination and attrition. Operations are continuing at a substantially reduced basis. We have also reviewed other operational costs and have made reductions in expenditures in areas throughout the company.

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

         We have been operating without a credit facility since October 2001, which has adversely affected cash flow. We continue to face difficulties in paying our vendors, and employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during the balance of 2004.

         Historically, we have funded our operations primarily through the use of lines of credit, cash flow from operations, including royalty and distribution fee advances, cash generated by the sale of securities, and the sale of assets.

         Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $644,000 during the six months ended June 30, 2004, primarily attributable to fees incurred for lawsuits, and other liabilities, and recoupment of advances received by distributors.

         Cash used by investing activities of $5,000 for the six months ended June 30, 2004 consisted of normal capital expenditures, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash used by financing activities of $507,000 for the six months ended June 30, 2004, consisted primarily of repayments of our note payable to Warner Brothers Entertainment, Inc.

         In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom. As part of the Avalon CVA process, we submitted our creditor's claim.. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa, the Middle East, and certain other select countries. Avalon is not current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products. In August 2004 we reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 English pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance. This is our anticipated main source of short-term cashflow. There is no assurance that these payments will be received given the financial condition of Avalon and the first payment has not been received.

         In April 2002, we entered into a settlement agreement with the landlord of an office facility in the United Kingdom, whereby we returned the property to the landlord and were released from any further lease obligations. This settlement reduced our total contractual cash obligations by $1.3 million through fiscal 2005.

         Currently there is no internal development of new titles going on. Historically, we have had some delays in the release of new titles and we anticipate that we may continue to incur delays in the release of future titles. These delays can have a negative impact on our short-term liquidity, but should not affect our overall liquidity.

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

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements under which we have obligations under a guaranteed contract that has any of the characteristics identified in paragraph 3 of FASB Interpretation No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument. We have no obligations, including a contingent obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended) in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

------------------------ ----------- ------------- ------------ ------------ ----------------
                                       Less Than                                 More Than
Contractual Obligations     Total        1 Year     1 - 3 Years  3 - 5 Years      5 Years
------------------------ ----------- ------------- ------------ ------------ ----------------
Developer License           $4,394      $2,751       $1,643
Commitments (1)
------------------------ ----------- ------------- ------------ ------------ ----------------
Lease Commitments (2)          738         738
------------------------ ----------- ------------- ------------ ------------ ----------------
Payroll Taxes (3)            1,210       1,210
------------------------ ----------- ------------- ------------ ------------ ----------------
Current Debt                   330         330
------------------------ ----------- ------------- ------------ ------------ ----------------
Other Commitments (5)        1,476         970          506
------------------------ ----------- ------------- ------------ ------------ ----------------
Total                        8,148       5,999        2,149
------------------------ ----------- ------------- ------------ ------------ ----------------

         We currently have no cash reserves. We will need to substantially reduce our working capital needs, continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations. As discussed previously, the Company is uncertain as to its remaining lease obligation to Arden Realty on its former office space. The remaining lease obligation at time of eviction approximated $2.8 million.

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

         Our headquarters were located in Irvine, California where we leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subsequently forfeited its lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. We then signed a monthly rental agreement beginning in August 2004 at 1682 Langley Ave in Irvine, CA for our operations. The monthly payments are approximately $2,000 per month. This suit and interruption of our operations could cause substantial harm to our business.

         (3) Payroll Taxes: At June 30, 2004, we have an accrual of approximately $140,000 for past due interest and penalties on late payment of our Federal and state payroll taxes. We also have accrued approximately $1.1 million in wages and Federal and State payroll taxes, which were paid subsequent to June 30, 2004.

         (4) Other Commitments: Consist of payment plans and amounts owed to various creditors.

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

         We perform certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $0 and $5,000 for the three months ended June 30, 2004, and 2003, respectively.

         As of June 30, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed us $364,000 and $362,000, respectively. We owed Titus and its affiliates excluding Avalon $15,000 and $0.00 as of June 30, 2004 and December 31, 2003 respectively. Amounts we owed to Titus and its affiliates excluding Avalon at June 30, 2004, consisted primarily of trade payables.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

         We have an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $402,000 and $15,000, for the three months ended June 30, 2004, and 2003, and $1,755,000 and $300,00 for the six months ended June 30, 2004, and 2003 respectively In addition, we recognized no overhead fees for the three months ended June 30, 2004, and 2003 and no overhead fees for the six months ended June 30, 2004 and 2003 respectively. Also in connection with this International Distribution Agreement, we subleased office space from Avalon. Rent expense paid to Avalon was $0 and $0 for the three months ended June 30, 2004, and 2003 and $0 and $27,000 for the six months ended June 30, 2004 and 2003 respectively. As of April 2003, we no longer subleased office space from Avalon.

         In January 2003, we entered into a waiver with Avalon related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, we paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of June 30, 2004 Vivendi has not reported sales exceeding the minimum guarantee.

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

         In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in our claims against Avalon in the Avalon CVA process. We have also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, we did not perform any publishing and distribution services on behalf of Avalon for the six months ended June 30, 2004 and 2003 respectively.

         In August 2004, we reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 English pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance.

TRANSACTIONS WITH TITUS SOFTWARE

         In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at June 30, 2004 was approximately $250,000. The total receivable due from TSC is approximately $322,000 as of June 30, 2004. The majority of the additional approximately $72,000 was due to TSC subletting office space and miscellaneous other items.

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

TRANSACTIONS WITH TITUS JAPAN

         In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of June 30, 2004 we had a zero balance with Titus Japan.

TRANSACTIONS WITH TITUS INTERACTIVE STUDIO

         In September 2003, we engaged the translation services of Titus Interactive Studio, pursuant to which (i) we will first request a quote from Titus Interactive Studio for each service needed and only if such quote compares favorably with quotes from other companies for identical work will Titus Interactive Studio be used, (ii) such services shall be based on work orders submitted by us and (iii) each work order cannot have a rate exceeding $0.20/word (excluding voice over) without receiving additional prior Board of Directors' approval. We have paid approximately $11,000 to date under this agreement. We have a $0.00 balance with Titus Interactive Studio as of the date of this filing.

TRANSACTIONS WITH TITUS SARL

         As of June 30, 2004, we have a receivable of $43,000 for product development services that we provided.

TRANSACTIONS WITH TITUS GIE

         In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of June 30, 2004 we had a payable of $15,000,

TRANSACTIONS WITH EDGE LLC

         In September 2003, our Board of Directors ratified and approved our engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a former member of our Board of Directors, is a managing member for Edge LLC. Michel Vulpillat resigned from the Board of Directors on June 23, 2004. As of June 30, 2004, we have incurred an aggregate expense of approximately $184,000 and had a payable of approximately $84,400 to Edge LLC.

         In April 2004, we entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned us $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. We also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing we have paid Edge LLC $35,000 pursuant to this agreement and consequently still owe approximately $25,000 plus the transaction fee and 10% interest. This balance due is in addition to the approximately $84,400 in payables due to Edge LLC above.

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

While we have never paid dividends in the past, we may decide to do in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of June 30, 2004. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK

         Currently, we do not have a line of credit or significant risk due to fluctuations in interest rates.

     FOREIGN CURRENCY RISK

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Avalon. We recognized loss of $33,000 and a gain of $5,000 during the six months ended June 30, 2004 and 2003, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were of limited effectiveness, at the reasonable assurance level, in timely alerting him to material information required to be included in this report.

         Due to the departure of numerous key employees during June 2004, there was significant change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing, the balance of the amount due under the note by us is $0.33 million payable in one remaining installment.

ITEM 5.  OTHER INFORMATION

         Prior to August 23, 2004 Nathan Peck, Michel Vulpillat, and Gerald DeCiccio resigned as board members. Robert Stefanovich resigned as a board member on October 11, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - The following exhibits, other than exhibit 32.1, which is being furnished herewith, are filed as part of this report:

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


         (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on April 14, 2004, giving information on Fourth quarter and Year end 2003 operating results and attaching a press release.

         The Company filed a Current Report on Form 8-K on April 21, 2004 attached a press release announcing the engagement of SG capital.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERPLAY ENTERTAINMENT CORP.


Date:  October 13, 2004                By: /s/ HERVE CAEN
                                           -------------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number        Exhibit Title
    ------        -------------


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