Form 10-Q
period 2004-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2004-12-22
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


             CLASS                  ISSUED AND OUTSTANDING AT SEPTEMBER 29, 2004
             -----                  --------------------------------------------

Common Stock, $0.001 par value                       93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                 --------------





                                                                     Page Number
                                                                     -----------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2004 (unaudited) and December 31, 2003       3

               Condensed Consolidated Statements of Operations
               for the Three and Nine Months ended September 30,
               2004 and 2003 (unaudited)                                  4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months ended September 30, 2004 and
               2003 (unaudited)                                           5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        16

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                28

Item 4.        Controls and Procedures                                    28

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                          29

Item 3.        Defaults Upon Senior Securities                            29

Item 5.        Other Information                                          29

Item 6.        Exhibits                                                   29

SIGNATURES                                                                30

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                    SEPTEMBER 30,   DECEMBER 31,
                ASSETS                                   2004            2003
                                                       ---------      ---------
Current Assets:                                       (Unaudited)
     Cash ........................................     $      71      $   1,171
     Cash held in trust ..........................            37           --
     Trade receivables from related parties,
         net of allowances of $2,395 and
         $691 respectively .......................          --              564
     Trade receivables, net of allowances
         of $34 and $34, respectively ............             0              6
     Inventories .................................            41            146
     Prepaid licenses and royalties ..............           441            209
     Other current assets ........................           257          1,276
                                                       ---------      ---------
         Total current assets ....................           847          3,372

Property and equipment, net ......................           798          2,114
                                                       ---------      ---------
                                                       $   1,645      $   5,486
                                                       =========      =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current debt ................................     $     335      $     837
     Accounts payable ............................        10,262          7,093
     Accrued royalties ...........................         5,130          5,067
     Advances from distributors and others .......         2,848          5,125
     Payables to related parties .................            30           --
                                                       ---------      ---------
          Total current liabilities ..............        18,605         18,122
Commitments and contingencies

Stockholders' Deficit:
     Common stock ................................            94             94
     Paid-in capital .............................       121,640        121,640
     Accumulated deficit .........................      (138,804)      (134,481)
     Accumulated other comprehensive income ......           110            111
                                                       ---------      ---------
          Total stockholders' deficit ............       (16,960)       (12,636)
                                                       ---------      ---------
                                                       $   1,645      $   5,486
                                                       =========      =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                        --------------------    --------------------
                                          2004        2003        2004        2003
                                        --------    --------    --------    --------
                                           (In thousands, except per share amounts)
Net revenues ........................   $    268    $    365    $  2,195    $  1,278
Net revenues from related party
   distributors .....................        650       4,362      10,293      23,480
                                        --------    --------    --------    --------
   Total net revenues ...............        918       4,727      12,488      24,758
Cost of goods sold ..................        239       1,849       6,681       9,948
                                        --------    --------    --------    --------
   Gross profit .....................        679       2,878       5,807      14,810

Operating expenses:
   Marketing and sales ..............        215         496       1,520         962
   General and administrative .......        660         928       4,384       4,587
   Product development ..............         83       3,555       2,240      11,124
                                        --------    --------    --------    --------
      Total operating expenses ......        958       4,979       8,144      16,673
                                        --------    --------    --------    --------
Operating income (loss) .............       (279)     (2,101)     (2,337)     (1,863)

Other income (expense):
     Interest expense ...............         (7)        (36)        (37)       (119)
     Other ..........................     (1,179)        (52)     (1,838)         (7)
                                        --------    --------    --------    --------

Income (loss) before benefit for
   income taxes .....................     (1,465)     (2,189)     (4,212)     (1,989)
Income taxes ........................         (2)       --          (110)
                                        --------    --------    --------    --------
Net income (loss) ...................   $ (1,467)   $ (2,189)   $ (4,322)   $ (1,989)
                                        ========    ========    ========    ========



Net income (loss) per common share:
     Basic ..........................   $  (0.02)   $  (0.02)   $  (0.05)   $  (0.02)
                                        ========    ========    ========    ========
     Diluted ........................   $  (0.02)   $  (0.02)   $  (0.05)   $  (0.02)
                                        ========    ========    ========    ========

Shares used in calculating net income
   (loss) per common share:
     Basic ..........................     93,855      93,856      93,855      93,851
                                        ========    ========    ========    ========
     Diluted ........................     93,855      93,856      93,855      93,851
                                        ========    ========    ========    ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            -------------------
                                                              2004        2003
                                                            -------     -------
Cash flows from operating activities:                          (In thousands)
   Net income ..........................................    $(4,322)    $(1,989)
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization ....................        643       1,050
      Non-cash interest expense ........................       --          --
      Write-off of prepaid licenses and royalties ......       --            81
      Write-off of fixed assets ........................        644        --
      Gain on sale of Shiny ............................       --         2,379
      Other ............................................         (1)         (2)
      Changes in operating assets and
         liabilities:
         Cash held in trust ............................        (37)       --
         Trade receivables from related parties ........        564          51
         Trade receivables, net ........................          6         163

         Inventories ...................................        105       1,107
         Prepaid licenses and royalties ................       (232)      1,561
         Other current assets ..........................      1,019         469
         Accounts payable ..............................      1,751        (545)
         Accrued royalties .............................         63        (197)
         Other accrued liabilities .....................       (644)     (1,039)
         Payables to related parties ...................       (185)     (4,095)
         Advances ......................................       --         1,923
                                                            -------     -------
            Net cash provided (used) by
               operating activities ....................       (626)        917
                                                            -------     -------

Cash flows from investing activities:
   Purchase and sale of property and equipment .........         28        (331)
                                                            -------     -------
            Net cash used in investing activities ......         28        (331)
                                                            -------     -------

Cash flows from financing activities:
   Net payment on line of credit .......................       --          --
   (Repayment) borrowings from former Chairman .........       --          --
   Net proceeds from issuance of common stock ..........       --             3
   Repayment of note payable ...........................       (502)       (716)
   Proceeds from exercise of stock options .............       --          --
                                                            -------     -------
            Net cash provided by (used in)
               financing activities ....................       (502)       (713)
                                                            -------     -------
      Net increase in cash .............................     (1,100)       (127)
Cash, beginning of period ..............................      1,171         134
                                                            -------     -------
Cash, end of period ....................................    $    71     $     7
                                                            =======     =======

Supplemental cash flow information:
    Cash paid for:
            Interest ...................................    $     6     $    35


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

     To reduce working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles which management believes do not meet sufficient projected profit margins. All costs incurred and expected to be incurred associated with the restructuring activities of the Company are considered insignificant. Management will continue to pursue various alternatives to improve future operating results.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

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

STOCK-BASED COMPENSATION

     At September 30, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred stock-based employee compensation expense for the nine months ended September 30, 2004 and 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                         ----------------------    ----------------------
                                            2004         2003         2004         2003
                                         ---------    ---------    ---------    ---------
                                          (Dollars in thousands, except per share amounts)
Net income (loss) available to
   common stockholders, as reported ..   $  (1,467)  $   (1,847)   $  (4,322)   $  (1,989)
Pro forma compensation expense .......           9           64           41          151
                                         ---------    ---------    ---------    ---------
Pro forma net income (loss) available
   to common stockholders ............   $  (1,476)   $  (1,911)   $  (4,363)   $  (2,140)
                                         =========    =========    =========    =========
Earnings (loss) per share, as reported
   Basic .............................   $   (0.02)   $   (0.02)   $   (0.05)   $    0.02
   Diluted ...........................   $   (0.02)   $   (0.02)   $   (0.05)   $    0.02

Earnings (loss) per share, pro forma
   Basic .............................   $   (0.02)   $   (0.02)   $   (0.05)   $    0.02
   Diluted ...........................   $   (0.02)   $   (0.02)   $   (0.05)   $    0.02

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2003 audited consolidated financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ending September 30, 2004 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:
                                               SEPTEMBER 30,        DECEMBER 31,
                                                   2004                 2003
                                                 --------             --------
                                                     (Dollars in thousands)
Packaged software ......................         $     41             $    146
                                                 ========             ========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       2004            2003
                                                      ------          ------
                                                       (Dollars in thousands)
Prepaid royalties for titles in development ....      $  310          $  100
Prepaid royalties for shipped titles, net
   of amortization .............................         --              --
Prepaid licenses and trademarks, net of
   amortization ................................         132             109
                                                      ------          ------
                                                      $  442          $  209
                                                      ======          ======

     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization of prepaid licenses and royalties was $0 million and $6.6 million, respectively, and included amounts amortized in connection with the sale of the Company's Hunter franchise to Vivendi (Note 7). Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 million and $0 million for the three months ended September 30, 2004 and 2003, and $0 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

Advances from distributors and OEMs consist of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        2004           2003
                                                       ------         ------
                                                      (Dollars in thousands)
Advances for other distribution rights ...........     $  525         $  629
                                                       ======         ======

Net advance from Vivendi distribution agreements .     $2,322         $4,496
                                                       ======         ======


NOTE 5.  COMMITMENTS AND CONTINGENCIES

     The  Company  is  involved  in  various  legal   proceedings,   claims  and
litigation, including disputes arising over the ownership of intellectual property rights and collection matters.

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and certain Atari Interactive affiliates as well as the Company's subsidiary GamesOnline.com, Inc., ("GOL") alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GOL, KBK has alleged that GOL failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. GOL counterclaimed against KBK for breach of contract as KBK owes GOL $700,000 in guaranteed advanced fees under the terms of the agreement. In addition, the Company filed an action against Atari Interactive for breach indemnity, among other claims given the fact that it was Atari that was to deliver the product to GOL for KBK, which Atari Interactive failed and refused to do. KBK's complaint has now been dismissed. On October 19, 2004 the California Superior Court dismissed the legal action of KBK filed on September 16, 2002 against the
Company and its subsidiary GOL and granted a judgment to GOL in the cross-complaint from GOL against KBK. The breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith, in connection with an Electronic Distribution Agreement dated November 2001 between KBK and GOL. The granted judgment against KBK in the cross-complaint is for recovery of $700,000 for KBK's breach of contract. A motion for recovery of GOL legal fees is being filed.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

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

     On or about April 16, 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has not accrued any amount for any remaining lease obligation, should such obligation exist.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

$100,000. If Monte Cristo executes the judgment, it will negatively affect the Company's cash flow, which could further restrict the Company's operations and cause material harm to our business.

     Snowblind entered into a partial settlement agreement on June 23, 2004 following the suit filed by Snowblind on November 19, 2003. Snowblind filed a second amended complaint against the Company on or about July 12, 2004 claiming various causes of action including but not limited to, breach of contract, account stated, open book account, and recission. Discovery is continuing and it is difficult to determine at this stage the propriety of the claim, but the Company believes this suit has no merit.

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

     Reflexive Entertainment, Inc. filed an action against the Company in the Orange County Superior Court that was settled. The Company was unable to make the payments and Reflexive sought judgment in an amount in excess of the judgment. The Company is in the process of filing a motion to set aside the judgment, which the Company believes will be successful, at least in the amount of $55,000.

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

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $90,000 in payroll tax penalties which it has accrued for at September 30, 2004.

     The Company was unable to meet its May 15, May 31, and June 15, 2004 payroll obligations to its employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Company has since paid the May 15, May 31, and June 15 payrolls and associated payroll taxes. The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations. Such amount has been accrued by the Company at September 30, 2004.

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled. The Company subsequently entered into a new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. Such amount has been accrued by the Company at September 30, 2004. The Company's employee health insurance was also cancelled but the Company had the policy reinstated.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2004       2003       2004       2003
                                                     --------   --------   --------   --------
                                                      (In thousands, except per share amounts)
Net income (loss) available to common stockholders   $ (1,446)  $ (2,189)  $ (4,322)  $ (1,989)
                                                     --------   --------   --------   --------
Shares used to compute net income (loss) per share:
   Weighted-average common shares .................    93,856     93,856     93,856     93,851
   Dilutive stock equivalents .....................      --         --         --         --
                                                     --------   --------   --------   --------
   Dilutive potential common shares                    93,856     93,856     93,856     93,851
                                                     ========   ========   ========   ========
Net income (loss) per share:
   Basic ..........................................  $  (0.02)  $  (0.02)  $  (0.05)  $  (0.02)
   Diluted ........................................  $  (0.02)  $  (0.02)  $  (0.05)  $  (0.02)

     There were options and warrants outstanding to purchase 9,962,718 and 10,411,218 shares of common stock at September 30, 2004 and 2003, respectively, which were excluded from the earnings per share computation for the three and nine months ended September 30, 2004 and 2003, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at September 30, 2004 and 2003 was $1.84 and $1.93, respectively.

NOTE 7.  RELATED PARTIES

     Amounts receivable from and payable to related parties are as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       2004            2003
                                                     -------         -------
                                                      (Dollars in thousands)
Receivables from related parties:
        Titus TSC ..............................     $   327         $   313
        Titus KK ...............................        --                 6
        Titus SARL .............................          43              43
        Avalon .................................       2,025             893
        Less Reserves ..........................      (2,395)           (691)
                                                     -------         -------
        Total ..................................     $  --           $   564
                                                     =======         =======

Payables to related parties:
        Titus GIE ..............................     $    30         $  --
                                                     -------         -------
        Total ..................................     $    30         $  --
                                                     =======         =======

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of Company common stock, which represents approximately 62% of the Company's outstanding common stock, its only voting security.

     The Company performed certain distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $0 for the three months ended September 30, 2004, and 2003, respectively and $0 and $5,000 for the nine months ended September 30, 2004 and 2003 respectively.

     As of September 30, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed the Company $370,000 and $362,000, respectively. The Company owed Titus and its affiliates excluding Avalon $30,000 and $0.00 as of September 30, 2004 and December 31, 2003 respectively. Amounts the Company owed to Titus and its affiliates excluding Avalon at September 30, 2004 consisted primarily of management fees and accounting services.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     The Company has an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, the Company pays Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on its behalf. In connection with the International Distribution Agreement with Avalon, the Company incurred distribution commission expense of $62,000 and $412,000, for the three months ended September 30, 2004, and 2003, and $1,817,000 and $475,000 for the nine months ended September 30,2004 and 2003 respectively. In addition, the Company recognized no overhead fees for the three months ended September 30, 2004, and 2003 and no overhead fees for the nine months ended September 30, 2004 and 2003 respectively. Also in connection with this International Distribution Agreement, the Company subleased office space from Avalon. There was no rent paid to Avalon for the three months ended September 30, 2004, and 2003. The Company paid $27,000 to Avalon for rent for the nine months ended September 30, 2003. As of April 2003, the Company no longer subleased office space from Avalon.

     In January 2003, the Company entered into a waiver with Avalon related to the distribution of a video game title in which the Company sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, the Company paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of September 30, 2004, Vivendi has not reported sales exceeding the minimum guarantee.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom, in which the Company participated in, and was approved as a creditor of Avalon. As part of the Avalon CVA process, the Company submitted its creditor's claim. The Company has received approximately $555,000 due to it as a creditor under the terms of the Avalon CVA plan. The Company continues to evaluate and adjust as appropriate its claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on its ability to collect amounts due from Avalon are uncertain. As a result, the Company cannot guarantee its ability to collect the debts it believes are due and owed to it from Avalon. If Avalon is not able to continue to operate under the new CVA, the Company expects Avalon to cease operations and liquidate, in which event the Company will most likely not receive in full the amounts presently due it by Avalon. The Company may also have to appoint another distributor or become its own distributor in Europe and the other territories in which Avalon presently distributes its products.

     In March 2003, the Company made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of its license rights and to avoid potential third-party liability from various licensors of its products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes the Company $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in the Company's claims against Avalon in the Avalon CVA process. The Company has also entered into a Product Publishing Agreement with Avalon, which provides it with an exclusive license to publish and distribute substantially all of Avalon's products within North

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and the Company, the Product Publishing Agreement was amended to provide for the Company to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, the Company did not perform any publishing and distribution services on behalf of Avalon for the nine months ended September 30, 2004 and 2003.

     In August 2004, the Company reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 British pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance. No payments have been received from Avalon and the Company has fully reserved its Avalon receivables.

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, the Company entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, the Company's Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at September 30, 2004 was approximately $254,000. The total receivable due from TSC is approximately $327,000 as of September 30, 2004. The majority of the additional $73,000 was due to TSC subletting office space and miscellaneous other items.

     In May 2003, the Company paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, the Company's CEO requested that the Company credit the $60,000 to amounts it owed to him arising from expenses incurred in connection with providing services to the Company. The Company's Board of Directors is in the process of investigating the details of the transaction, including independent counsel review as appropriate, in order to properly record the transaction.

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, the Company began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regard to certain sales transactions in Japan. This representation agreement has not yet been approved by the Company's Board of Directors and is currently being reviewed by them. The Company's Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on the Company's behalf. As of September 30, 2004 the Company had a zero balance with Titus Japan. During the three months ending September 30, 2004 the Company's Japan subsidiary paid to Titus Japan approximately $140,000 in commissions and publishing and staff services. The Company's Japan subsidiary had approximately $190,000 in revenue in the three months ending September 30, 2004.

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

TRANSACTIONS WITH TITUS SARL

     As of September 30, 2004 the Company has a receivable of approximately $43,000 for product development services that the Company provided.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 2004

TRANSACTIONS WITH TITUS GIE

     In February 2004, the Company engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month agreement pursuant to which GIE Titus or its agents shall provide to the Company certain foreign administrative and legal services at a rate of $5,000 per month. At September 30, 2004 the Company had a payable of $30,000 to GIE Titus Interactive Group.

TRANSACTIONS WITH EDGE LLC

     In September 2003, the Company's Board of Directors approved the engagement of Edge LLC to provide recommendations regarding the operation of the Company's legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a former member of the Company's Board of Directors, is a managing member of Edge LLC. Michel Vulpillat resigned from the Board of Directors on June 23, 2004. As of September 30, 2004, the Company has incurred an aggregate expense of approximately $184,000 and had a payable of approximately $84,400 to Edge LLC.

     In April 2004, the Company entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned the Company $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. The Company also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing, the Company has paid Edge LLC $38,000 pursuant to this agreement and consequently still owes approximately $25,000 plus the transaction fee and interest. This balance due is in addition to the approximate $84,400 in payables due to Edge LLC described above. In October 2004 approximately $3,000 was paid to Edge LLC.

TRANSACTIONS WITH VIE ACQUISITION GROUP

     Approximately $42,000 and $0 was paid to VIE Acquisition Group for management services provided during the three months ended September 30, 2004 and 2003.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's Irvine, California offices.

     Net revenues by geographic regions were as follows:

                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
               -------------------------------------    -------------------------------------
                      2004                 2003                2004               2003
               ------------------   -----------------   -----------------   -----------------
                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
               --------   -------   -------   -------   -------   -------   -------   -------
                                            (Dollars in thousands)
North America  $   133      14%     $ 1,808     38%     $   816      7%     $ 4,702     19%

International      137      15%       2,818     60%       9,627     77%       4,684     19%

OEM, royalty
and licensing      648      71%         101      2%       2,044     16%      15,372     62%
               -------     ----     -------    ----     -------    ----     -------    ----
               $   918     100%     $ 4,727    100%     $12,488    100%     $24,758    100%
               =======     ====     =======    ====     =======    ====     =======    ====

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

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SEC Staff Accounting Bulletin No. 104.

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

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables and advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortize these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. Our management relies on forecasted revenue to evaluate the future realization of prepaid royalties and charges to cost of goods sold any amounts they deem unlikely to be fully realized through future sales. Such costs are classified as current and non-current assets based upon estimated product release date. If actual revenue, or revised sales forecasts, fall below the initial forecasted sales, the charge may be larger than anticipated in any given quarter.

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

     During the nine months ended September 30, 2004 and 2003, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $2.1 million respectively. Our prepaid royalty balances at September 30, 2004 were $.56 million, net of reserves of $.25 million

SOFTWARE DEVELOPMENT COSTS

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

RESULTS OF OPERATIONS

NORTH AMERICA, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three and nine months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Three Months Ended September 30        2004       2003     Change     % Change
-------------------------------      -------    -------    -------    --------
North America ...................    $   133    $ 1,808    $(1,675)      (93%)
International ...................        137      2,818     (2,681)      (95%)
OEM, Royalty & Licensing ........        648        101        547       542%
Net Revenues ....................        918      4,727      3,028       (80%)


Nine Months Ended September 30         2004       2003     Change     % Change
-------------------------------      -------    -------    -------    --------
North America ...................   $    816   $  4,702   $ (3,886)      (82%)
International ...................      9,627      4,684     (4,943)      105%
OEM, Royalty & Licensing ........      2,044     15,372    (13,328)      (86%)
Net Revenues ....................     12,488     24,758    (12,270)      (50%)

     Net revenues for the three months ended September 30, 2004 were $.9 million, a decrease of 80% compared to the same period in 2003. This decrease resulted from a 93% decrease in North America net revenues offset by a 542% increase in OEM, royalties and licensing revenues and by a 95% decrease in international net revenues. Furthermore we did not deliver any gold masters to any titles in the three months ended September 30, 2004 compared to delivering one gold master in the same period in 2003.

     Net revenues for the nine months ended September 30, 2004 were $12.5 million, a decrease of 50% compared to the same period in 2003. This decrease resulted from an 82% decrease in North America net revenues and an 86% decrease in OEM, Royalty and licensing revenues offset by a 105% increase in International net revenues.

     North America net revenues for the three months ended September 30, 2004 were $0.13 million, a decrease of 93% compared to the same period in 2003. The decrease in North America net revenues in 2004 was mainly due to delivering one product gold master to one title in 2003 compared to delivering zero product gold masters in 2004, resulting in a decrease in North America sales of $1.7 million.

     North America net revenues for the nine months ended September 30, 2004 were $.8 million a decrease of 82% compared to the same period in 2003. The decrease in North America net revenues in 2004 was mainly due to delivering two product gold masters in 2003 compared to delivering zero product gold masters in 2004, resulting in a decrease in North America sales of $3.9 million.

     International net revenues for the three months ended September 30, 2004 were $.14 million, a 95% decrease compared to the same period in 2003. The decrease in International net revenues for the three months ended September 30, 2004 was mainly due to releasing three new titles, two of which were previously released in North America in the 2003 period as compared to zero in the 2004 period. Overall, we had a $2.7 million decrease in net revenue compared to the 2003 period.

     International net revenues for the nine months ended September 30, 2004 were $9.6 million, a 105% increase compared to the same period in 2003. The increase in International net revenues for the nine months ended September 30, 2004 was mainly due to releasing BALDUR'S GATE: DARK ALLIANCE II AND FALLOUT:
BROTHERHOOD OF STEEL in Europe during the first nine months of 2004. In the 2003 period we released three gold masters to three titles, which were previously released in North America to Vivendi under a one-time distribution agreement for the three titles in Europe with terms similar to the distribution arrangement in North America. In 2003 we also released three new titles, two of which were previously released in North America, through Avalon.

     Avalon, our primary international distributor is not current on their post-CVA payments to us. (See Note 7 to the condensed consolidated financial statements). If Avalon is not able to continue its reorganization and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our International sales.

     OEM,  royalty  and  licensing  net  revenues  for the  three  months  ended
September 30, 2004 were $.6 million, an increase of 542% compared to the same period in 2003. The increase in OEM, Royalty & Licensing income was a result of $.3 million in revenue from the sale of the rights to REDNECK RAMPAGE and $.2 million in royalty income from our subsidiary in Japan and we did not have a comparable sale for the three months ended September 2003. Overall we had a $.5 million increase as compared to the same period in 2003.

     OEM, royalty and licensing net revenues for the nine months ended September 30, 2004 were $2 million, a decrease of 86% compared to the same period in 2003. The $13.3 million decrease as compared to the same period in 2003 was mainly due to the fact that in 2003 we recorded $15.0 million in revenue related to the sale of the HUNTER: THE RECKONING video game license offset by the $1.175 million sale of the rights to develop FALLOUT 3 and $.3 million in revenue from the sale of the rights to REDNECK RAMPAGE in 2004.

PLATFORM NET REVENUES

     Our platform net revenues for the three and nine months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Three Months Ended September 30       2004       2003      Change     % Change
-------------------------------     --------   --------   --------    --------
Personal Computer ...............   $    242   $  3,009   ($ 2,767)      (92%)
Video Game Console ..............         28      1,617     (1,589)      (98%)
OEM, Royalty & Licensing ........        648        101       (547)      542%
Net Revenues ....................        918      4,727     (3,809)      (81%)


Nine Months Ended September 30        2004       2003      Change     % Change
-------------------------------     --------   --------   --------    --------
Personal Computer ...............   $  1,259   $  4,633   ($ 3,374)      (72%)
Video Game Console ..............      9,185      4,753     (4,432)       93%
OEM, Royalty & Licensing ........      2,044     15,372    (13,328)      (87%)
Net Revenues ....................     12,488     24,758    (12,270)      (50%)

     PC net revenues for the three months ended September 30, 2004 were $.2 million, a decrease of 92% compared to the same period in 2003. The decrease in PC net revenues in 2004 was primarily due to lower back catalog sales. Video game console net revenues were $.03 million, a decrease of 98% for the three months ended September 30, 2004 compared to the same period in 2003, mainly due to lower back catalog sales

     PC net revenues for the nine months ended September 30, 2004 were $1.2 million, a decrease of 72% compared to the same period in 2003. The decrease in PC net revenues in the nine months ended September 30, 2004 was primarily due to lower back catalog sales. Video Game console net revenues were $9.1 million, an increase of 93% for the nine months ended September 30, 2004 compared to the same period in 2003, due to releasing BALDUR'S GATE: DARK ALLIANCE II and
FALLOUT: BROTHERHOOD OF STEEL in Europe in 2004, offset by delivering one product gold master, RUN LIKE HELL (Xbox), in 2003 to Vivendi in North America.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three and nine months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Three Months Ended September 30    2004        2003       Change     % Change
-------------------------------  --------    --------    --------     --------
Net Revenues ................    $    918    $  4,727    ($ 3,809)       (80%)
Cost of Goods Sold ..........         239       1,849      (1,610)       (87%)
Gross Profit Margin .........         679       2,878      (2,199)       (76%)


Nine Months Ended September 30     2004        2003       Change      % Change
-------------------------------  --------    --------    --------     --------
Net Revenues ................    $ 12,488    $ 24,758    ($12,270)       (50%)
Cost of Goods Sold ..........       6,681       9,948      (3,267)       (33%)
Gross Profit Margin .........       5,807      14,810      (9,003)       (61%)


Three Months Ended September 30         2004             2003          Change
-------------------------------         ----             ----          ------
Net Revenues ................           100%             100%            0%
Cost of Goods Sold ..........            26%              39%           (13%)
Gross Profit Margin .........            74%              61%            13%


Nine Months Ended September 30          2004             2003          Change
-------------------------------         ----             ----          ------
Net Revenues ................           100%             100%            0%
Cost of Goods Sold ..........            54%              40%            14%
Gross Profit Margin .........            46%              60%           (14%)

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

     Our cost of goods sold decreased 87% to $.2 million in the three months ended September 30, 2004 compared to the same period in 2003. The decrease was due to lower shipments.

     Our cost of goods sold decreased 33% to $6.7 million in the nine months ended September 30, 2004 compared to the same period in 2003. In 2003, we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the HUNTER: THE RECKONING license and approximately $2.4 million in write-offs of development projects that were impaired because these titles were not expected to meet our desired profit requirements. The decrease in cost of goods sold was partially offset by an increase in manufacturing costs due to higher unit sales in Europe in 2004.

     Our gross margin increased to 74% for the three months ended September 30, 2004 from 61% in the comparable period in 2003. 2003 was negatively impacted by higher amortization of prepaid royalties on externally developed products including approximately $2.3 million in fiscal 2003 in write-offs of cancelled development projects or on titles that were not expected to meet our desired profit requirements. 2004 did not have a comparable write-off. 2004 had sale of the rights to REDNECK RAMPAGE which yielded approximately a 100% profit margin. 2003 did not have a comparable sale.

     Our gross margin decreased to 46% for the nine months ended September 30, 2004 period from 60% in the comparable 2003 period. This was primarily due to the sale of the HUNTER: THE RECKONING license, which yielded approximately an 80% profit margin in 2003 partially offset by the sale of the rights to develop FALLOUT 3 in 2004 and the sale of REDNECK RAMPAGE.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Marketing and Sales                  2004       2003        Change     % Change
-------------------------------     ------     ------       ------     --------
Three Months Ended September 30     $  215     $  496       $ (281)      (57%)
Nine Months Ended September 30       1,520        962          558        58%

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2004 were $.2 million, a 57% decrease as compared to the 2003 period. Marketing and sales expenses for the nine months ended September 30, 2004 were $1.5 million a 58% increase as compared to the same period during 2003. The decrease for the three months ended September 30, 2004 as compared to the same period in 2003 is due primarily advertising and retail marketing support expenditures in Europe in 2003 as compared to 2004. The increases for the nine months ended September 30, 2004 as compared to the same periods in 2003 is due primarily to increased advertising costs for BALDUR'S GATE DARK ALLIANCE 2 on the PS2 and Xbox platforms in Europe.

 GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three and nine months ended September 30, 2004 and 2003 break down as follows: (in thousands)

General and Administrative           2004       2003        Change     % Change
-------------------------------     ------     ------       ------     --------
Three Months Ended September 30     $  660     $  928       $ (268)      (29%)
Nine Months Ended September 30       4,384      4,587         (203)       (4%)

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2004 were $.66 million, a 29% decrease as compared to the same period in 2003. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the nine months ended September 30, 2004 were $4.4 million a 4% decrease as compared to the same period in 2003. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2004.

PRODUCT DEVELOPMENT

     Our product development expense for the three and nine months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Product Development                  2004       2003        Change     % Change
-------------------------------     ------     ------       ------     --------
Three Months Ended September 30     $   83    $ 3,555      $(3,472)      (98%)
Nine Months Ended September 30       2,240     11,124       (8,884)      (80%)

     Product development expenses for the three months ended September 30, 2004 were $.08 million, a 98% decrease as compared to the same period in 2003. This decrease is due to a virtual suspension in product development personnel costs and general expenses during the quarter. Product development expenses for the nine months ended September 30, 2004 were $2.2 million, an 80% decrease as compared to the same period in 2003. The decrease is mainly due to an $8.8 million decrease in personnel costs and general expenses as a result of a reduction in product development personnel during 2004.

OTHER EXPENSE, NET

     Our other expense for the three months ended September 30, 2004 and 2003 break down as follows: (in thousands)

Other (Expenses) Income         2004         2003       Change      % Change
-----------------------       -------      -------      -------     --------
Three Months Ended            $(1,189)     $     0      $(1,189)       100%
Nine Months Ended              (1,985)        (126)      (1,859)     1,475%

     Other expenses consist primarily of interest expense on our debt and foreign currency exchange transaction gains and losses, and write off of fixed assets. Other expense for the three months ended September 30, 2004 was $1.2 million, as compared to $0 million in other expenses in the same period in 2003. This increase is due to a write down of the Avalon accounts receivable.

     Other Expenses for the nine months ended September 30, 2004 was $1.9 million, a 1,475% increase. This increase is due to a write off of fixed assets and a write down of the Avalon accounts receivable balance.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had a working capital deficit of approximately $17 million, and our cash balance was $71,000. $60,000 of our $71,000 cash balance is in Japan and is unavailable to us. We currently have no cash reserves and are unable to pay current liabilities. The Company cannot continue in its current form without at this time obtaining additional financing.

     On April 16, 2004, our lessor filed an unlawful detainer action against us alleging unpaid rent of approximately $432,000. We were unable to pay our rent, and vacated the office space during the month of June 2004. On June 3, 2004, our lessor obtained a judgment of approximately $588,000 exclusive of interest. We also owe an additional approximately $148,000 on a prior settlement with the landlord. We are in the process of negotiating a payment plan on the approximately $738,000 that we owe. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. It is uncertain whether or not we have any remaining obligation to the lessor and the Company has not accrued for any such amount.

       In early August we leased approximately 500 square foot office space at 1682 Langley Ave in Irvine, California.

     We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $90,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st quarter of 2004. Such amount has been accrued at September 30, 2004.

       At the end of the first quarter 2004, we owed $100,000, $102,000 and $99,000 in Federal and State payroll taxes, which were due on April 30, April 15, and March 31, 2004, respectively. These payroll taxes were subsequently paid in July and August 2004. We are current on our payroll tax obligations except for approximately $8,000 which is due to the state of California although we still owe the penalties associated with the late payments.

     We were unable to meet our May 15, May 31, and June 15, 2004 payroll obligations to our employees. The State of California Labor Board ("Labor Board") fined us approximately $10,000 for failure to meet our payroll obligations. We subsequently paid the May 15, May 31, and June 15, 2004 payrolls and the associated payroll taxes. All Labor Board pending disputes with former employees have been paid off and the labor board fines still remain unsatisfied. We must continually meet our payroll obligations otherwise there will be additional penalties.

     Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We have a core group of approximately 11 employees on payroll, some of whom are actively working from the new company location in Irvine, California. Substantially all employees have not been paid for the period July 15 through November 15, 2004. Since we have been unable to pay the employees we have continuing liability to them and there is a high probability that some or all of them will seek employment elsewhere. Also we could have difficulty generating future SEC required filings without their assistance. There may be some liability to us arising from employees, including those who have left.

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

     Additionally, we have reduced our fixed overhead commitments, and cancelled or suspended development on future titles which management believes do not meet sufficient projected profit margins, and scaled back certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results.

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

     Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $626,000 during the nine months ended September 30, 2004, primarily attributable to fees incurred for lawsuits, and other liabilities, and recoupment of advances received by distributors.

     Cash provided by investing activities of $28,000 for the nine months ended September 30, 2004 consisted of normal capital expenditures and sales, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash used by financing activities of $502,000 for the nine months ended September 30, 2004, consisted primarily of repayments of our note payable to Warner Brothers Entertainment, Inc.

     In May 2003, Avalon filed for a CVA, a process of reorganization in the United Kingdom. As part of the Avalon CVA process, we submitted our creditor's claim. We continue to operate under a distribution agreement with Avalon. Avalon distributes substantially all of our titles in Europe, the Commonwealth of Independent States, Africa, the Middle East, and certain other select countries. Avalon is not current on their post-CVA payments to us. Our distribution agreement with Avalon ends in February 2006. We continue to evaluate and adjust as appropriate our claims against Avalon in the CVA process. However, the effects of the approval of the Avalon CVA on our ability to collect amounts due from Avalon are uncertain. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. If Avalon is not able to continue to operate under the new CVA, we expect Avalon to cease operations and liquidate, in which event we will most likely not receive in full the amounts presently due us by Avalon. We may also have to appoint another distributor or become our own distributor in Europe and the other territories in which Avalon presently distributes our products. In August 2004 we reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 English pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance. This was our anticipated main source of short-term cashflow. Avalon was unable to make any of the payments due. We subsequently fully reserved the Avalon receivable.

     Currently there is no internal development of new titles going on.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

Contractual Obligations        Total   Less Than 1 Year   1 - 3 Years    3 - 5 Years   More Than 5 Years
-----------------------       ------   ----------------   -----------    -----------   -----------------
Developer License             $4,394             $2,751       $1,643
Commitments (1)
Lease Commitments (2)            737               737
Payroll Taxes (3)                458               458
Current Debt                     335               335
Other Commitments (4)          1,476               970           506
-----------------------       ------   -----------------  -----------    -----------   -----------------
Total                          7,400              5,251        2,149


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

     (2) Lease Commitments: Our headquarters were located in Irvine, California where we leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subsequently forfeited its lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. We also owe an additional approximately $149,000 for a total of approximately $737,000. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. We are uncertain as to any remaining lease obligation to Arden. We then signed a monthly rental agreement beginning in August 2004 at 1682
Langley Ave in Irvine, CA for our operations. The monthly payments are approximately $2,000 per month. This suit and interruption of our operations could cause substantial harm to our business.

     (3) Payroll Taxes: At September 30, 2004, we have an accrual of approximately $90,000 for past due interest and penalties on late payment of our Federal and state payroll taxes. We also have accrued approximately $.36 million in back wages, vacation and State payroll taxes.

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

     We perform certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $0 for the three months ended September 30, 2004, and 2003, respectively and $0 and $5,000 for the nine months ended September 30, 2004, and 2003, respectively.

     As of September 30, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed us $370,000 and $362,000, respectively. We owed Titus and its affiliates excluding Avalon $30,000 and $0.00 as of September 30, 2004 and December 31, 2003 respectively. Amounts we owed to Titus and its affiliates excluding Avalon at September 30, 2004, consisted primarily of management fees and accounting services.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We have an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we pay Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $62,000 and $412,000, for the three months ended September 30, 2004, and 2003, and $1,817,000 and $475,000 for the nine months ended September 30, 2004, and 2003 respectively. In addition, we recognized no overhead fees for the three months ended September 30, 2004, and 2003 and no overhead fees for the nine months ended September 30, 2004 and 2003 respectively. Also in connection with this International Distribution Agreement, we subleased office space from Avalon. There was no rent paid to Avalon for the three months ended September 30, 2004 and 2003. There was $0 and $27,000 for the nine months ended September 30, 2004 and 2003 respectively. As of April 2003, we no longer subleased office space from Avalon.

     In January 2003, we entered into a waiver with Avalon related to the distribution of a video game title in which we sold the European distribution rights to Vivendi. In consideration for Avalon relinquishing its rights, we paid Avalon a $650,000 cash consideration and will pay Avalon 50% of all proceeds in excess of the advance received from Vivendi. As of September 30, 2004 Vivendi has not reported sales exceeding the minimum guarantee.

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

     In March 2003, we made a settlement payment of approximately $320,000 to a third-party on behalf of Avalon Europe to protect the validity of certain of our license rights and to avoid potential third-party liability from various licensors of our products, and incurred legal fees in the amount of approximately $80,000 in connection therewith. Consequently, Avalon owes us $400,000 pursuant to the indemnification provisions of the International Distribution Agreement. This amount was included in our claims against Avalon in the Avalon CVA process. We have also entered into a Product Publishing Agreement with Avalon, which provides us with an exclusive license to publish and distribute substantially all of Avalon's products within North America, Latin America and South America for a royalty based on net sales. As part of terms of an April 2001 settlement between Avalon and us, the Product Publishing Agreement was amended to provide for us to publish only one future title developed by Avalon. In connection with this Product Publishing Agreement with Avalon, we did not perform any publishing and distribution services on behalf of Avalon for the nine months ended September 30, 2004 and 2003 respectively.

     In August 2004, we reached an understanding with Avalon under which it is anticipated that Avalon will make four payments totaling 750,000 English pounds between September 13, 2004, and November 15, 2004 to pay off the balance owed on their post CVA balance. No payments have been received from Avalon and we have fully reserved our Avalon receivables.

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at September 30, 2004 was approximately $254,000. The total receivable due from TSC is approximately $327,000 as of September 30, 2004. The majority of the additional approximately $73,000 was due to TSC subletting office space and miscellaneous other items.

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

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of September 30, 2004 we had a zero balance with Titus Japan. During the three months ending September 30, 2004 our Japanese subsidiary paid to Titus Japan approximately $140,000 in commissions and publishing staff services. Our Japanese subsidiary had approximately $190,000 in revenue in the three months ending September 30, 2004.

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

TRANSACTIONS WITH TITUS SARL

     As of September 30, 2004, we have a receivable of $43,000 for product development services that we provided.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of September 30, 2004, we had a payable of $30,000 to Titus GIE Interactive Group.

TRANSACTIONS WITH EDGE LLC

     In September 2003, our Board of Directors ratified and approved our engagement of Edge LLC to provide recommendations regarding the operation of our legal department and strategies as well as interim executive functions. Mr. Michel Vulpillat, a former member of our Board of Directors, is a managing member for Edge LLC. Michel Vulpillat resigned from the Board of Directors on June 23, 2004. As of September 30, 2004, we have incurred an aggregate expense of approximately $184,000 and had a payable of approximately $84,400 to Edge LLC.

     In April 2004, we entered into a Bridge Financing Agreement with Edge LLC pursuant to which Edge LLC loaned us $60,000 at an interest rate of 10% per annum and is due as soon as sufficient funds other than the funds received pursuant to this agreement become available, but in no event later than May 31, 2004. We also incurred a $2,000 transaction fee as a part of this financing. As of the date of this filing we have paid Edge LLC $35,000 pursuant to this agreement and consequently still owe approximately $25,000 plus the transaction fee and 10% interest. This balance due is in addition to the approximately $84,400 in payables due to Edge LLC above. In October 2004 approximately $3,000 was paid to Edge LLC

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

While we have never paid dividends in the past, we may decide to do in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of September 30, 2004. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

     INTEREST RATE RISK

     Currently, we do not have a line of credit or significant risk due to fluctuations in interest rates.


     FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, primarily from Avalon. We recognized loss of $33,000 and a gain of $5,000 during the nine months ended September 30, 2004 and 2003, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

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

     Due to the departure of numerous key employees during June 2004, there was significant change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 5.  OTHER INFORMATION

     Prior to August 23, 2004 Nathan Peck, Michel Vulpillat, and Gerald DeCiccio resigned as board members. Robert Stefanovich resigned as a board member on October 11, 2004. Phil Adam resigned as President on December 14, 2004.

ITEM 6.  EXHIBITS

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



                                         INTERPLAY ENTERTAINMENT CORP.


Date:  December 22, 2004                 By:       /S/ HERVE CAEN
                                               ---------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)

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