Form 10-K
period 2004-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2005-06-03
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                  1682 LANGLEY AVENUE, IRVINE, CALIFORNIA 92606
                    (Address of principal executive offices)

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

As of December 31, 2004, the aggregate market value of voting common stock held by non-affiliates was approximately $270,000 based upon the closing price of the Common Stock on that date.

As of May 19, 2005, 93,855,634 shares of Common Stock of the Registrant were issued and outstanding.

                          INTERPLAY ENTERTAINMENT CORP.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE
                                                                            ----
PART I

   Item 1.    Business                                                         4

   Item 2.    Properties                                                       9

   Item 3.    Legal Proceedings                                                9

PART II

   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                             11

   Item 6.    Selected Financial Data                                         13

   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14

   Item 7A.   Quantitative and Qualitative Disclosure about
              Market Risk                                                     37

   Item 8.    Consolidated Financial Statements and Supplementary
              Data                                                            37

   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             38

   Item 9A    Controls and Procedures                                         38

PART III

   Item 10.   Directors and Executive Officers of the Registrant              38

   Item 11.   Executive Compensation                                          40

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      44

   Item 13.   Certain Relationships and Related Transactions                  45

   Item 14.   Principal Accountant Fees and Services                          47

PART IV

   Item 15.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                             48

Signatures                                                                    49

Exhibit Index                                                                 50

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

     THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AS WELL AS CERTAIN ASSUMPTIONS. FOR EXAMPLE, ANY STATEMENTS REGARDING FUTURE CASH FLOW, CASH CONSTRAINTS, FINANCING ACTIVITIES, COST REDUCTION MEASURES, REPLACEMENT OF OUR LINE OF CREDIT AND MERGERS, SALES OR ACQUISITIONS ARE FORWARD-LOOKING STATEMENTS AND THERE CAN BE NO ASSURANCE THAT WE WILL AFFECT ANY OR ALL OF THESE OBJECTIVES IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES THAT MAY AFFECT OUR FUTURE RESULTS ARE DISCUSSED IN MORE DETAIL IN THE SECTION TITLED "RISK FACTORS" IN "ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     ASSUMPTIONS RELATING TO OUR FORWARD-LOOKING STATEMENTS INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR
IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, OUR INDUSTRY, BUSINESS AND OPERATIONS ARE SUBJECT TO SUBSTANTIAL RISKS, AND THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY MANAGEMENT THAT ANY PARTICULAR OBJECTIVE OR PLANS WILL BE ACHIEVED. IN ADDITION, RISKS, UNCERTAINTIES AND ASSUMPTIONS CHANGE AS EVENTS OR CIRCUMSTANCES CHANGE. WE DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS REPORT WITH THE SEC OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

     INTERPLAY(R), INTERPLAY PRODUCTIONS(R), GAMES ON LINE(R) AND CERTAIN OF OUR OTHER PRODUCT NAMES AND PUBLISHING LABELS REFERRED TO IN THIS REPORT ARE THE COMPANY'S TRADEMARKS. THIS REPORT ALSO CONTAINS TRADEMARKS BELONGING TO OTHERS.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software for both core gamers and the mass market. We were incorporated in the State of California in 1982 and were reincorporated in the State of Delaware in May 1998. We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories. We have produced titles for many of the most popular interactive entertainment software platforms, and currently are focusing our publishing and distribution business by developing interactive entertainment software for the On Line Massively Multiplayer market.

     We seek to publish or license out interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published many such successful franchise titles to date.

     Our business and industry has certain risks and uncertainties. During 2004 we continued to operate under limited cash flow from operations. We expect to operate under similar cash constraints during 2005. For a fuller discussion of the risk and uncertainties relating to our financial results, our business and our industry, please see the section titled "Risk Factors" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The majority of our sales and distribution is handled by Vivendi Universal Games, Inc. ("Vivendi") in North America and selected rest-of-world countries and was handled by Avalon Interactive Group Ltd. ("Avalon") in Europe the Commonwealth of Independent States, Africa and the Middle East until the liquidation of Avalon in February of 2005, and through licensing strategies elsewhere. Subsequently Avalon ceased operations following its involuntary liquidation in February 2005. We will most likely not receive the amounts presently due us by Avalon. Following the liquidation of Avalon, we appointed in March 2005 our wholly owned subsidiary, Interplay Productions Ltd, as our distributor in Europe and other selected territories.

     In June 2004, we licensed to Bethesda Softworks LLC ("Bethesda") the rights to develop Fallout 3 on all platforms for a non refundable advance against royalties of $1.175 million. Bethesda also has an option to develop two sequels, Fallout 4 and Fallout 5 for $1.0 million minimum guaranteed advance against royalties per sequel. Interplay retained the right to develop massively multiplayer online games (MMOLG) using the Fallout trademark.

     In July 2004, we sold the Redneck Rampage intellectual property rights to Vivendi for $300,000.

     In December 2004, we licensed from Majorem the exclusive worldwide, outside of Taiwan, publishing and distribution rights to the MMOLG, Ballerium.

     In January 2005, our majority shareholder, Titus Interactive SA, who holds approximately 58 million shares of our common stock, representing approximately 62% of our outstanding common stock, was placed into involuntary liquidation.

PRODUCTS

     We publish and distribute interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound. We utilize the experience and judgment of the experienced gamers in our production group to select and produce the products we publish.

     Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases or a large enough number of potential subscribers for the investment to be economically viable. We do not currently internally develop new products. As we anticipate continued substantial growth in the use of high-speed Internet access, which could provide significantly expanded market potential for online products, we are focusing our efforts to launching an online service, entitled GamesOnLine, allowing consumers to become part of a unique online community of gamers and access selected content. We currently have one online game in development, Ballerium.

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

PRODUCT DEVELOPMENT

     We develop or acquire our products from publishing relationships with leading independent developers.

     THE DEVELOPMENT PROCESS. We develop original products externally, using third party software developers working under contract with us. Producers on our internal staff monitor the work of third party development teams through design review, progress evaluation, milestone review, and quality assurance. In particular, each milestone submission is thoroughly evaluated by our product development staff to ensure compliance with the product's design specifications and our quality standards. We enter into consulting or development agreements with third party developers, generally on a flat-fee, work-for-hire basis or on a royalty basis, whereby we pay development fees or royalty advances based on the achievement of milestones. In royalty arrangements, we ultimately pay continuation royalties to developers once our advances have been recouped. In addition, in certain cases, we will utilize third party developers to convert products for use with new platforms.

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

     During the years ended December 31, 2004, 2003, and 2002, we spent $2.6 million, $13.7 million, and $16.2 million, respectively, on product research and development activities. Those amounts represented 20%, 38%, and 37% respectively, of net revenues in each of those periods.

INTERNAL PRODUCT DEVELOPMENT

     In May 2004, we had to close down our internal development studio as a result of our inability to meet our payroll obligations on a timely basis. All internal projects were discontinued at that time and we currently do not have any product under development internally.

EXTERNAL PRODUCT DEVELOPMENT

     To expand our product offerings to include hit titles created by third party developers and to leverage our publishing capabilities, we enter into publishing arrangements with third party developers. In the years ended December 31, 2004, 2003, and 2002, approximately 0%, 0%, and 67%, respectively, of new products we released and which we believe are or will become franchise titles were developed by third party developers. We expect that the proportion of our new products which are developed externally may vary significantly from period to period as different products are released. In selecting external titles to publish, we seek titles that combine advanced technologies with creative game design. Our publishing agreements usually provide us with the exclusive right to distribute, or license another party to distribute, a product on a worldwide basis (although, in certain instances our rights are limited to a specified territory). We typically fund external development through the payment of advances upon the completion of milestones, which advances are credited against royalties based on sales of the products. Further, our publishing arrangements typically provide us with ownership of the trademarks relating to the product as well as exclusive rights to sequels to the product. We manage the production of external development projects by appointing a producer from our internal production team to oversee the development process and work with the third party developer to design, develop and test the game. At December 31, 2004, we had one title, Ballerium, being developed by a third party developer.

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

     We had during 2004 two distributors as our two main customers: Vivendi and Avalon. Vivendi and Avalon accounted for 19.8% and 79.6% of our net revenues in 2004. Vivendi have and Avalon had exclusive rights to distribute our product in substantial parts of the world. Avalon was liquidated in February 2005 and as a result, we took over distribution of our products in Europe. If Vivendi fails to deliver the proceeds owed us from distribution or fails to effectively distribute our products or perform under their distribution agreements, our business and financial results could suffer material harm.

SALES AND DISTRIBUTION

     NORTH AMERICA. In August 2002, we entered into a distribution arrangement with Vivendi, whereby Vivendi distributes substantially all of our products in North America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under this distribution agreement, Vivendi pays us sales proceeds less amounts for distribution fees. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon our delivery of a product gold master to Vivendi, Vivendi pays us, as a non-refundable minimum guarantee and which is a specified percent of the projected amount due to us based on projected initial shipment sales. Payments for sales that exceed the projected initial shipment sales are paid on a monthly basis as sales occur. Other than for products covered by the tri-party agreement with Atari, the Vivendi distribution agreement expires in August 2005.

     Vivendi provides terms of sale comparable to competitors in our industry. In addition, we provide a 90-day limited warranty to end-users that our products will be free from manufacturing defects. While to date we have not experienced any material warranty claims, there can be no assurance that we will not experience material warranty claims in the future.

     INTERNATIONAL. We were operating during 2004 under a distribution agreement with Avalon, pursuant to which Avalon distributed substantially all of our titles in Europe, the Commonwealth of Independent States, Africa and the Middle East for a seven-year period. Under this agreement, Avalon earned a distribution fee for its marketing and distribution of our products, and we reimbursed Avalon for certain direct costs and expenses.

     Following the liquidation of Avalon, in March 2005 we appointed our wholly owned subsidiary, Interplay Productions Ltd, as our distributor in Europe and other selected territories.

     In January 2003, we entered into an agreement with Vivendi to distribute substantially all of our products in select rest-of-world countries. This agreement expires in August 2005.

     INTERPLAY OEM. Our wholly owned subsidiary, Interplay OEM, distributes our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December 2002, we assigned our original equipment manufacturer, or OEM distribution rights to Vivendi and will utilize Vivendi's resources in our future OEM business. Under OEM arrangements, one or more software titles, which are either limited-feature versions or the retail version of a game, are bundled with computer or peripheral devices and are sold by an original equipment manufacturer so that the purchaser of the hardware device obtains the software as part of the hardware purchase. Although it is customary for OEM customers to pay a lower per unit price on sales through OEM bundling contracts, such arrangements involve a high unit volume commitment. Interplay OEM net revenues generally are incremental net revenues and do not have significant additional product development or sales and marketing costs. The OEM distribution agreement with Vivendi expires in August 2005.

MARKETING

     We assist our distributors in the development and implementation of marketing programs and campaigns for each of our titles and product groups. Our distributors' marketing activities in preparation for a product launch include print advertising, game reviews in consumer and trade publications, retail in-store promotions, attendance at trade shows and public relations. Our distributors also send direct and electronic mail promotional materials to our database of gamers, and may selectively use radio and television advertisements in connection with the introduction of certain of our products. Our distributors budget a portion of each product's sales for cooperative advertising and market development funds with retailers. Every title and brand is to be launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness and customer pre-orders.

     Our distributors engage in on-line marketing through Internet advertising. We maintained several Internet web sites and discontinued all web sites in June of 2004. These web sites provided news and information of interest to our customers through free demonstration versions of games, contests, games, tournaments and promotions. We expect to resume online activities as part of our upcoming GamesOnLine service. To generate interest in new product introductions, we will provide demonstration versions of upcoming titles through magazines and will provide game samples that consumers will be able to download from GamesOnline.com. In addition, we will host on-line events and maintain various message boards to keep customers informed on shipped and upcoming titles.

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

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Activision, Atari, Capcom, Eidos, Electronic Arts, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubi Soft. and Vivendi. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

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

     The interactive entertainment software industry is highly seasonal as a whole, with the highest levels of consumer demand occurring during the year-end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the year. Our business and financial results may therefore be affected by the timing of our introduction of new releases.

MANUFACTURING

     Our PC-based products consist primarily of CD-ROMs and DVDs, manuals, and packaging materials. Substantially all of our CD-ROM and DVD duplication is performed by third parties. Printing of manuals and packaging materials, manufacturing of related materials and assembly of completed packages are performed to our specifications by third parties. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our CD-ROM and DVD based products, and we have not experienced significant returns due to manufacturing defects.

     Sony Computer Entertainment, Microsoft Corporation and Nintendo manufacture and ship finished products that are compatible with their video game consoles to our distributors for distribution. PlayStation 2, Xbox and GameCube products consist of the game disks and include manuals and packaging and are typically delivered within a relatively short lead-time.

     If we experience unanticipated delays in the delivery of manufactured software products by our third party manufacturers, our net sales and operating results could be materially adversely affected.

BACKLOG

     We typically do not carry large inventories because most of our sales and distribution efforts have been handled by Vivendi and International distributors under the terms of our respective distribution agreements with them. To the extent we ship items, we typically ship orders immediately upon receipt. To the extent we have any backlog orders, we do not believe they would have a material adverse effect on our business.

EMPLOYEES

     As of  December  31,  2004,  we had 12  employees,  including  2 in product development, 1 in sales and marketing and 9 in finance, general and administrative. We also retain independent contractors to provide certain services, primarily in connection with our product development activities. Neither we nor our full time employees are subject to any collective bargaining agreements and we believe that our relations with our employees are good.

     From time to time, we have retained actors and/or "voice over" talent to perform in certain of our products, and we may continue this practice in the future. These performers are typically members of the Screen Actors Guild or other performers' guilds, which guilds have established collective bargaining agreements governing their members' participation in interactive media projects. We may be required to become subject to one or more of these collective bargaining agreements in order to engage the services of these performers in connection with future development projects.

ADDITIONAL INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission or SEC. You may obtain copies of these reports via the Internet at the SEC's homepage located at www.sec.gov. Our Website is currently unavailable and when available you may also go to our Internet address located at www.interplay.com and go to "Investor Relations" which will link you to the SEC's homepage for our filed reports. In addition, copies of the reports we file with the SEC may also be obtained at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.

ITEM 2.    PROPERTIES

     Our headquarters are located in Irvine, California, where we leased approximately 81,000 square feet of office space. We were evicted from our building by our Landlord in early June 2004 and subsequently leased approximately 500 square feet of office space to relocate our operations. We also lease on a short term basis approximately 1,200 square feet in Beverly Hills, California, for GamesOnLine.

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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and other Atari Interactive affiliates as well as our subsidiary GamesOnline.com, Inc., ("GOL") alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GOL. KBK has alleged that GOL failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add us as a separate defendant. GOL counterclaimed against KBK for breach of contract as KBK owes GOL $700,000 in guaranteed advanced fees under the term of the agreement. In addition, the Company filed an action against Atari Interactive for breach indemnity, among other claims. In October 2004, the

California Superior court dismissed the legal action of KBK against the Company and its subsidiary GOL and granted a judgment to GOL in the cross complaint from GOL against KBK for $890,730. GOL dismissed its action against Atari Interactive in April 2005.

     On October 24, 2002, Synnex Information Technologies Inc ("Synnex") initiated legal proceedings against the company for various claims. The Company's attorney's have filed and obtained a motion to be relieved as counsel on August 10, 2004. The company has not yet retained replacement counsel in this action.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against us seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for our shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2002 and that we are therefore liable to pay Special Situations $1.3 million. This matter was settled and the case dismissed in December 2003. Special Situations had entered into a settlement agreement with us contemplating payments over time. We are currently in default of the settlement agreement.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against us in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. Subsequently the company entered into a settlement agreement with Warner. The Company is currently in default of the settlement agreement.

     In March 2004, we instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne") Battleborne was developing a console product for us tentatively titled "Airborne: Liberation". Our complaint alleges that Battleborne repudiated the contract with us and subsequently renamed the product and entered into a development agreement with a different publisher. We seek a declaration from the court that we retain rights to the product, or damages.

     In April 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has not accrued any amount for any remaining lease obligation, should such obligation exist. We are currently in default of the forbearance agreement.

     In April 2004, Bioware Corporation filed an action against the Company in the Superior Court for the State of California, County of Orange, alleging breach of contract for failure to pay royalties. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it obtained a writ of attachment to secure payment of the alleged obligation if it is successful at trial. Bioware also sought and obtained a temporary restraining order prohibiting the Company from transferring assets up to the amount sought in the writ of attachment. We successfully opposed the preliminary injunction and vacated the temporary restraining order. Bioware subsequently dismissed their action.

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

     Snowblind entered into a partial settlement agreement on June 23, 2004 following the suit filed by Snowblind on November 19, 2003. Snowblind filed a second amended complaint against the Company on or about July 12, 2004 claiming various causes of action including but not limited to, breach of contract, account stated, open book account, and recission. The action was settled in April 2005 and we granted Snowblind the exclusive license to develop games using the DARK ALLIANCE Trademark under certain conditions. We retained the right to develop massively multiplayer online games using the DARK ALLIANCE trademark.

     In August 2003, Reflexive Entertainment, Inc. filed an action against the Company in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company.

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

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $117,000 in payroll tax penalties which it has accrued for at December 31, 2004.

     The Company was unable to meet certain 2004 payroll obligations to its employees; as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and set trial dates for August 2005.

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled. The Company subsequently entered into a new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. The Company is appealing the Labor Board fines.

     On December 29, 2004, Piper Rudnick LLP ("Piper Rudnick") filed an action against Interplay Entertainment Corp. for various claims for unpaid services. We are currently evaluating the merit of this lawsuit.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 16, 2002, the listing of our common stock was moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System. On October 9, 2002, our common stock was delisted and began trading on the NASD-operated Over-the-Counter Bulletin Board. Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol "IPLY" or while non-compliant "IPLYE". At May 27, 2005, there were 144 holders of record of our common stock.

     The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2004                    HIGH             LOW
------------------------------------                   -------         -------

     First Quarter ........................            $   .14         $   .10
     Second Quarter .......................                .14             .03
     Third Quarter ........................                .05             .02
     Fourth Quarter .......................                .03             .01


FOR THE YEAR ENDED DECEMBER 31, 2003                    HIGH             LOW
------------------------------------                   -------         -------

     First Quarter ........................            $   .08         $   .05
     Second Quarter .......................                .14             .05
     Third Quarter ........................                .14             .09
     Fourth Quarter .......................                .12             .07

DIVIDEND POLICY

It is not currently our policy to pay dividends.

SECURITIES ISSUANCES

     No new shares were issued during FY 2004

EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

                                                                                Number of securities
                                                                               remaining available for
                            Number of securities to     Weighted-average    future issuance under equity
                            be issued upon exercise    exercise price of         compensation plans
                            of outstanding options,   outstanding options,      (excluding securities
      Plan Category           warrants and rights     warrants and rights     reflected in column (a))
----------------------------------------------------------------------------------------------------------
                                      (a)                     (b)                         (c)
Equity compensation plans                 211,150                   2.02                     7,609,447
   approved by security
         holders

Equity compensation plans                       -                      -                             -
 not approved by security
         holders
                           ----------------------------------------------------------------------------
Total                                     211,150                   2.02                     7,609,447
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

     We have treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB 25. Compensation expense for the vested portion aggregated $0, $0 and $44,000 for the years 2004, 2003 and 2002 respectively.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheets data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheets data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.

                                                           YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                           2004         2003         2002         2001         2000
                                        ---------    ---------    ---------    ---------    ---------
                                                                              (Unaudited)
                                          (Dollars in thousands, except share and per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues ........................   $  13,197    $  36,301    $  43,999    $  56,448    $ 101,426
Cost of goods sold ..................       6,826       13,120       26,706       45,816       54,061
                                        ---------    ---------    ---------    ---------    ---------
Gross profit ........................       6,371       23,181       17,293       10,632       47,365
Operating expenses ..................       8,853       21,787       29,653       51,922       55,751
                                        ---------    ---------    ---------    ---------    ---------
Operating (income) loss .............      (2,482)       1,394      (12,360)     (41,290)      (8,386)
Sale of Shiny .......................        --           --         28,813         --           --
Other income (expense) ..............      (2,094)         (82)      (1,531)      (4,526)      (3,689)
                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ...      (4,576)       1,312       14,922      (45,816)     (12,075)
Provision (benefit) for income taxes          154         --           (225)         500         --
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................   $  (4,730)   $   1,312    $  15,147    $ (46,316)   $ (12,075)
                                        =========    =========    =========    =========    =========

Cumulative dividend on participating
   preferred stock ..................   $    --      $    --      $     133    $     966    $     870
Accretion of warrant ................        --           --           --            266          532
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common
   stockholders .....................   $  (4,730)   $   1,312    $  15,014    $ (47,548)   $ (13,477)
                                        =========    =========    =========    =========    =========
Net income (loss) per common share:
     Basic ..........................   $   (0.05)   $    0.01    $    0.18    $   (1.23)   $   (0.45)
     Diluted ........................   $   (0.05)   $    0.01    $    0.16    $   (1.23)   $   (0.45)
Shares used in calculating net income
   (loss) per common share - basic ..      93,856       93,852       83,585       38,670       30,047
Shares used in calculating net income
   (loss) per common share - diluted       93,856      104,314       96,070       38,670       30,047
SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America ..................   $   1,544    $  13,541    $  26,184    $  34,998    $  53,298
     International ..................       9,934        6,484        5,674       15,451       35,077
     OEM, royalty and licensing .....       1,720       16,276       12,141        5,999       13,051
Net revenues by platform:
     Personal computer ..............   $   1,817    $   7,671    $  15,802    $  34,912    $  73,730
     Video game console .............       9,660       12,354       16,056       15,537       14,645
     OEM, royalty and licensing .....       1,720       16,276       12,141        5,999       13,051

                                                            YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                           2004         2003         2002         2001         2000
                                        ---------    ---------    ---------    ---------    ---------
                                                                              (Unaudited)
BALANCE SHEETS DATA:                                        (Dollars in thousands)
Working capital (deficiency)            $ (17,852)   $ (14,750)   $ (17,060)   $ (34,169)   $    123
Total assets                                  834        5,486       14,298       31,106      59,081
Total debt                                  1,575          837        2,082        4,794      25,433
Stockholders' equity  (deficit)           (17,362)     (12,636)     (13,930)     (28,150)      6,398

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

EXECUTIVE OVERVIEW AND SUMMARY

     Interplay Entertainment Corp. is a developer, publisher and licensor of interactive entertainment software for both core gamers and the mass market. We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories. We have produced titles for many of the most popular interactive entertainment software platforms, and currently are focusing our publishing and distribution business by developing interactive entertainment software for the On Line Massively Multiplayer market.

     During  2004  we  continued  to  operate   under  limited  cash  flow  from
operations. We expect to operate under similar cash constraints during 2005.

     On or about February 23, 2004, we received correspondence from Atari Interactive, Inc, the holder of the D&D license, alleging that we had failed to pay royalties due under the D&D license as of February 15, 2004. Our rights to distribute titles under the D&D license were terminated by Atari on April 23, 2004.

     In June 2004 we licensed to Bethesda Softworks LLC, the rights to develop FALLOUT 3 on all platforms for $1.175 million minimum guaranteed advance against royalties. Bethesda also has an option to develop two sequels, FALLOUT 4, and FALLOUT 5 for $1.0 million minimum guaranteed advance against royalties per sequel. Interplay retained the rights to develop a massively multiplayer online game ("MMORPG") using the Fallout Trademark.

     In July 2004,  we granted an option to  Vivendi  to  purchase  the  REDNECK
RAMPAGE intellectual property rights for $300,000. Later that month, Vivendi exercised the option.

     In July 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Vivendi that allows Vivendi to resume North American and international distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Vivendi, up to an amount of $1.0 million of which approximately $.3 million was still oustanding as of December 31, 2004. As a result we did not receive any proceeds from Vivendi since July 2004 and will most likely not receive any proceeds during 2005.

     In August 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Avalon that allows Avalon to resume European distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Avalon, as a result we did not receive any proceeds from this agreement in 2004. This agreement was terminated following Avalon's liquidation in February 2005.

     We also continued to significantly reduce our operational costs and personnel in 2004. We reduced our personnel by 101, from 113 in December 2003 to 12 in December 2004 by both involuntary termination and attrition. We also made reductions in expenditures in other areas. As a result of these cost-cutting measures, our ongoing cash needs to fund operations has been greatly reduced for 2005.

     We continue to face difficulties in paying our vendors and have pending lawsuits as a result of our continuing cash flow difficulties. We expect to continue to operate under cash constraints during 2005.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the December 31, 2004 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     We derived net revenues primarily from sales of software products to our two main distributors, Vivendi and Avalon. Vivendi distributes our products in North America and select rest-of-world countries. Vivendi also handles our OEM distribution. Our distribution agreement with Vivendi expires in August 2005 except for certain products subject to a tri-party agreement with Atari Interactive Inc which expires in December 2006. Upon expiration of the Vivendi distribution agreements we will need to either renew the distribution agreements, find new distribution partners, or resume distribution ourselves. Avalon distributed our products in Europe, the commonwealth of Independent States, Africa and the Middle East. Our distribution agreement with Avalon was terminated following Avalon's involuntary judicial liquidation in February 2005. In March 2005 we appointed our wholly owned subsidiary, Interplay Productions Ltd, as our distributor in Europe and other selected territories.

     In addition, we derive royalty-based revenues from licensing arrangements of intellectual property and products to third parties for distribution in markets and through channels that are outside of our primary focus. We no longer distribute products through our Games Online subsidiary and this subsidiary will host our online gaming service.

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

     Our wholly owned subsidiary, Interplay OEM, distributed our interactive entertainment software titles, as well as those of other software publishers, to computer and peripheral device manufacturers for use in bundling arrangements. As a result of changes in the market conditions for bundling arrangements and the limited amount of resources we have available, we no longer have any personnel applying their efforts towards bundling arrangements. In December
2002, we licensed our OEM distribution rights to Vivendi and may utilize Vivendi's resources in our future OEM business. This agreement expires in August 2005.

     Our operating results will continue to be impacted by economic, industry and business trends affecting the interactive entertainment industry. Our industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. We expect that with the upcoming release of new console systems by Sony, Nintendo and Microsoft, our industry has entered into a transition period that could affect marketability of new products.

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

REVENUE RECOGNITION

     We record revenues when we deliver products to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." and SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

     Substantially all of our sales were made by two distributors, Vivendi Universal Games, Inc. and Avalon Interactive Group Ltd, an affiliate of our majority shareholder Titus Interactive S.A. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product gold master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Please see Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

RESULTS OF OPERATIONS

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                       2004       2003      2002
                                                       -----      -----    -----
STATEMENTS OF OPERATIONS DATA:
Net revenues ....................................      100 %      100 %    100 %
Cost of goods sold ..............................       52         36       61
                                                       -----      -----    -----
Gross margin ....................................       48         64       39
Operating expenses:
     Marketing and sales ........................       13          4       13
     General and administrative .................       34         18       17
     Product development ........................       20         38       37
     Other ......................................      --         --       --
                                                       -----      -----    -----
     Total operating expenses ...................       67         60       67
                                                       -----      -----    -----
Operating income (loss) .........................      (19)         4      (28)
Other income (expense) ..........................      (16)       --        62
                                                       -----      -----    -----
Income (loss) before provision
     for income taxes ...........................      (35)         4       34
Provision for income taxes ......................        1        --       --
                                                       -----      -----    -----
Net income (loss) ...............................      (36)%        4 %     34 %
                                                       =====      =====    =====

SELECTED OPERATING DATA:
Net revenues by segment:
     North America ..............................       12 %       38 %     60 %
     International ..............................       75         18       13
     OEM, royalty and licensing .................       13         44       27
                                                       -----      -----    -----
                                                       100 %      100 %    100 %
                                                       =====      =====    =====
Net revenues by platform:
     Personal computer ..........................       14 %       21 %     36 %
     Video game console .........................       73         35       37
     OEM, royalty and licensing .................       13         44       27
                                                       -----      -----    -----
                                                       100 %      100 %    100 %
                                                       =====      =====    =====

     Geographically, our net revenues for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
North America                    1,544      13,541      (11,997)      (88.6%)
International                    9,934       6,484        3,450        53.2%
OEM, Royalty & Licensing         1,720      16,276      (14,306)      (89.2%)
Net Revenues                    13,197      36,301      (22,854)      (63.9%)


     Geographically, our net revenues for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
North America                   13,541      26,184      (12,643)       (48%)
International                    6,484       5,674          810         14%
OEM, Royalty & Licensing        16,276      12,141        3,885         32%
Net Revenues                    36,301      43,999      (7,948)        (18%)

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the year ended December 31, 2004 were $13.2 million, a decrease of 63.9% compared to the same period in 2003. This decrease resulted from a 88% decrease in North American net revenues and a 89% decrease in OEM, royalties and licensing revenues, offset by a 53% increase in International net revenues. Net revenues for the year ended December 31, 2003 were $36.1 million, a decrease of 18% compared to the same period in 2002. This decrease resulted from a 48% decrease in North American net revenues, offset by a 14% increase in International net revenues and a 32% increase in OEM, royalties and licensing revenues.

     North American net revenues for the year ended December 31, 2004 were $1.5 million as compared to $13.5 million for the year ended December 31, 2003. The decrease in North American net revenues in 2004 was mainly due to releasing zero product gold masters in 2004 as compared to delivering six product gold masters in 2003.

     We expect that our North American publishing net revenues will decrease in 2005 compared to 2004, mainly due to decreased catalog sales.

     The decrease in North American net revenues in 2003 was mainly due to lower total unit sales of both new release and catalog titles. Although we released six titles in each of 2003 and 2002, all six titles in 2003 were released by Vivendi, as compared to five in 2002, under the terms of the 2002 distribution agreement, whereby Vivendi pays us a lower per unit rate and in return assumes all credit, product return and price concession risks, as well as being responsible for all manufacturing, marketing and distribution expenditures. This resulted in a decrease in North American sales of $19.4 million in 2003, partially offset by a decrease in product returns and price concessions of $6.7 million as compared to the 2002 period. Our product returns were also lower in 2003 due primarily to the reduction in price concessions we made in connection with our decreased catalog sales under our prior North American Distribution Agreement we entered into with Vivendi in 2001.

     International net revenues for the year ended December 31, 2004 were $9.9 million an increase of 3.4 million as compared to International net revenues for the year ended December 31, 2003. The increase in International net revenues compared to the year ended December 31, 2003 was mainly due to releasing BALDUR'S GATE DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL during the twelve months ended December 31, 2004 and not having comparable titles during 2003.

     We expect that our International publishing net revenues will decrease in 2005 as compared to 2004, mainly due to decreased unit sales.

     International net revenues for the year ended December 31, 2003 were $6.5 million. The increase in International net revenues for the year ended December 31, 2002 was mainly due to a decrease in product returns and price concessions of $3.1 million compared to the 2002 period and the recognition of $0.6 million in revenues related to Avalon's CVA, offset by a decrease of both new release and catalog sales.

     OEM, royalty and licensing net revenues for the year ended December 31, 2004 were $1.7 million, a decrease of $14.3 million as compared to the same period in 2003. The OEM business decreased $14.3 million as a consequence of our reorganization.

     OEM, royalty and licensing net revenues for the year ended December 31, 2003 were $16.0 million, an increase of $3.9 million as compared to the same period in 2002. The OEM business decreased $2.8 million as a result of our efforts to focus on our core business of developing and publishing video game titles for distribution directly to the end users and our continued focus on video game console titles, which typically are not bundled with other products. The year ended December 31, 2003 also included $15.0 million in revenues for the sale of the HUNTER: THE RECKONING video game franchise in the first quarter of 2003 and $0.5 million in net revenues related to the sale of the GALLEON video game in the fourth quarter of 2003.

PLATFORM NET REVENUES

     Our platform net revenues for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Personal Computer                1,817       7,671       (5,854)      (76.3%)
Video Game Console               9,660      12,354       (2,694)      (21.8%)
OEM, Royalty & Licensing         1,720      16,276      (14,306)      (89.2%)
Net Revenues                    13,197      36,301      (22,854)      (63.4%)

     PC net revenues for the year ended December 31, 2004 were $1.8 million, a decrease of 76.3% compared to the same period in 2003. The decrease in PC net revenues in 2004 was primarily due to no new releases. We expect our PC net revenues to decrease in 2005 as compared to 2004 as we continue to reorganize the company.

     Our video game console net revenues for the year ended December 31, 2004 were $9.6 million a decrease of 21.8% compared to the same period in 2003. The decrease in video game console net revenues was partially attributed to our releasing or delivering no gold masters to Vivendi. Our catalog sales also decreased in 2004 as compared to 2003. Since we anticipate releasing no new console titles in 2005, we expect our video game console net revenues to decrease in 2005.

     Our platform net revenues for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Personal Computer                7,671      15,802      (8,131)        (52%)
Video Game Console              12,354      16,056      (3,702)        (23%)
OEM, Royalty & Licensing        16,276      12,141       3,885          31%
Net Revenues                    36,301      43,999      (7,948)        (18%)

     PC net revenues for the year ended December 31, 2003 were $7.7 million, a decrease of 52% compared to the same period in 2002. The decrease in PC net revenues in 2003 was primarily due to the lower sales of our title LIONHEART in 2003 as compared to our 2002 release of ICEWIND DALE II. The decrease in PC net revenues were further affected by a decrease in catalog sales.

     Our video game console net revenues decreased 23% for the year ended December 31, 2003 compared to the same period in 2002. The decrease in video game console net revenues was partially attributed to our releasing or delivering five gold masters to Vivendi, all under our 2002 distribution agreement with them, whereby, we received a lower per unit rate in return for Vivendi being responsible for all manufacturing, marketing, and distribution expenditures. These five titles were: RLH (XBOX), BALDUR'S GATE: DARK ALLIANCE II (PLAYSTATION 2), BALDUR'S GATE: DARK ALLIANCE II (XBOX), FALLOUT: BROTHERHOOD OF STEEL (PLAYSTATION 2) AND FALLOUT: BROTHERHOOD OF STEEL (XBOX). We also released five titles in 2002 to Vivendi; however, only four were under the 2002 distribution agreement. Furthermore, our video game console net revenues were reduced in 2003 by not releasing BALDUR'S GATE: DARK ALLIANCE II (PLAYSTATION 2), BALDUR'S GATE: DARK ALLIANCE II (XBOX), FALLOUT: BROTHERHOOD OF STEEL (PLAYSTATION 2) and FALLOUT: BROTHERHOOD OF STEEL (XBOX) in Europe. Our catalog sales also decreased in 2003 as compared to 2002.

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

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Net Revenues                    13,197      36,301      (23,104)      (63.6%)
Cost of Goods Sold               6,826      13,120       (6,294)        (48%)
Gross Margin                     6,371      23,181      (16,810)      (72.5%)


     Our cost of goods sold decreased 48% to $6.8 million in the year ended December 31, 2004 compared to $12.9 million in the same period in 2003.
Furthermore, in 2003 we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the HUNTER: THE RECKONING license and approximately $2.9 million in write-offs of development projects that were impaired because the titles were not expected to meet our desired profit requirements. In addition, the decrease was mainly a result of lower product cost of goods associated with lower overall product sales. We expect our cost of goods sold to decrease in 2005 as compared to 2004 because we anticipate lower overall product sales.

     Our gross margin decreased to 48.3% for the twelve months ended December 31, 2004 from 63.9% in the comparable period in 2003. This was primarily due to the sale of the HUNTER: THE RECKONING license, which yielded approximately an 80% profit margin in 2003 partially offset by the sale of the rights to develop FALLOUT 3 and the sale of REDNECK RAMPAGE in 2004.

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Net Revenues                    36,301      43,999      (7,948)        (18%)
Cost of Goods Sold              13,120      26,706      (13,786)       (52%)
Gross Margin                    23,181      17,293       5,838          34%

     Our cost of goods sold decreased 52% to $12.9 million in the year ended December 31, 2003 compared to the same period in 2002. Furthermore, we incurred $2.9 million of non-recurring charges related to the write-off of prepaid royalties on titles that were cancelled or not expected to meet our desired profit requirements as compared to $4.1 million in the 2002 period. In addition, the decrease was mainly a result of lower product cost of goods associated with lower overall product sales.

     Our gross margin increased to 64% in 2003 from 39% in 2002. This was due to a decrease in our royalty expense as a result of a decrease of $1.2 million in write-off of prepaid royalties, a decrease in our product cost of goods, a decrease in product returns and price concessions as compared to the 2002 period due to distributing all of our new releases in North America under the 2002 distribution agreement with Vivendi and the sale of the HUNTER: THE RECKONING franchise in February 2003.

MARKETING AND SALES

     Our marketing and sales expenses for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Marketing and Sales              1,703       1,415         288          20.4%

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2004 were $1.7 million, a 20.4% increase as compared to the 2003 period. The increase in marketing and sales expenses is due primarily to increased advertising costs for Baldur's Gate DARK ALLIANCE 2 on the PS2 and Xbox platforms in Europe. We expect our marketing and sales expenses to decrease in 2005 compared to 2004, as we expect to ship release fewer titles in 2005 as compared to 2004.

     Our marketing and sales expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Marketing and Sales              1,415       5,814       (4,399)        (76%)

     Marketing and sales expenses for the year ended December 31, 2003 were $1.4 million, a 76% decrease as compared to the 2002 period. The decrease in marketing and sales expenses is due to a $2.3 million reduction in advertising and retail marketing support expenditures and a decrease of $2.1 million in personnel costs and general expenses.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expenses for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
General and Administrative       4,514       6,692       (2,178)       (32.6%)

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the year ended December 31, 2004 were $4.5 million, a 32.6% decrease as compared to the same period in 2003. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2004. We expect our general and administrative expenses to decrease in 2005 compared to 2004.

     Our general and administrative expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
General and Administrative       6,692       7,655         (963)        (13%)

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

PRODUCT DEVELOPMENT

     Our product development expenses for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Product Development              2,636      13,680      (11,044)       (80.7%)

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2004 were $2.6 million, a 80.7% decrease as compared to the same period in 2003. This decrease was mainly due to a $11 million decrease in personnel costs and general expenses as a result of a reduction in headcount and the closure of our internal development studio during the year. We expect our product development expenses to decrease in 2005 compared to 2004 as a result of reductions of development personnel during 2004.

     Our product development expenses for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Product Development             13,680      16,184       (2,504)        (16%)

     Product development expenses for the year ended December 31, 2003 were $13.7 million, a 16% decrease as compared to the same period in 2002. This decrease was due to a $2.5 million decrease in personnel costs as a result of a reduction in headcount and the sale of Shiny Entertainment, Inc. in April 2002.

OTHER EXPENSE, NET

     Our other expense for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Other Expense                    2,248          82       (2,166)       (278%)

     Other expense consists primarily of interest expense, bad debt expense, payroll tax penalties, write-off of fixed assets and foreign currency exchange transaction losses. Other expense for the year ended December 31, 2004 was $2.2 million, a 278% decrease as compared to the same period in 2003. This increase is due primarily to a write-off of fixed assets and a write down of the Avalon accounts receivable balance.

     Our other expense for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Other Expense                       82       1,531       (1,449)        (95%)

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

PROVISION (BENEFIT) FOR INCOME TAXES

     Our provision/(benefit) for income taxes for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004        2003        Change      % Change
                                ------      ------      -------       -------
Provision (Benefit)                0          (0)           0             0%

     We recorded no tax provision for the years ended December 31, 2004 and 2003.

     Our provision/(benefit) for income taxes for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)

                                 2003        2002        Change      % Change
                                ------      ------      -------       -------
Provision (Benefit)                0          (225)         225         100%


          We recorded no tax provision for the year ended December 31, 2003, compared with a tax benefit of $225,000 for the year ended December 31, 2002. In June 2002, the Internal Revenue Service ("IRS") concluded their examination of our consolidated federal income tax returns for the years ended April 30, 1992 through 1997. In fiscal 2001, we established a reserve of $500,000, representing management's best estimate of amounts to be paid in settlement of the IRS claims. With the executed settlement, the actual amount owed was only $275,000. Accordingly, we adjusted our reserve and, as a result, recognized an income tax benefit of $225,000. We have a deferred tax asset of approximately $54.3 million that has been fully reserved at December 31, 2003. This tax asset would reduce future provisions for income taxes and related tax liabilities when realized, subject to limitations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had a working capital deficit of approximately $18 million, and our cash balance was approximately $29,000. We currently have no cash reserves and are unable to pay current liabilities. The Company cannot continue in its current form without obtaining additional financing or income.

     On April 16, 2004, Arden Realty, our landlord filed an unlawful detainer action against us alleging unpaid rent of approximately $432,000. We were unable to pay our rent, and vacated the office space during the month of June 2004. On June 3, 2004, our Landlord obtained a judgment of approximately $588,000 exclusive of interest. We also owe an additional approximately $148,000 on a prior settlement with the Landlord. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. We are currently in default of this agreement.

     We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at December 31, 2004. We have received notice from the California Employment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at December 31, 2004.

     We were unable to meet certain 2004 payroll obligations to our employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined us approximately $10,000 for failure to meet our payroll obligations and set trial dates for August 2005.

     Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We had a core group of approximately 12 employees on payroll on December 31, 2004, some of whom are actively working from the new company locations in

Irvine and Beverly Hills, California and some have subsequently left the Company. Substantially all employees have not been paid for the period August through December 31, 2004. Since we have been unable to pay the employees we have continuing liability to them and there is a high probability that some or all of them will seek employment elsewhere. There may be some liability to us arising from employees, including those who have left.

     Our property, general liability, auto, fiduciary liability, workers compensation, directors and officers, and employment practices liability insurance policies, have been cancelled. We obtained a new workers' compensation insurance policy. The Labor Board fined us approximately $79,000 for not having worker's compensation coverage for a period of time. Our health insurance was also cancelled but was subsequently reinstated. We are appealing the Labor Board fines.

     On July 2, 2004,we granted an option to Vivendi to purchase the REDNECK RAMPAGE intellectual property rights for $300,000. On July 19, 2004, Vivendi exercised the option and paid the $300,000 on July 23, 2004.

     We entered into tri-party agreements with Atari Interactive, Inc. and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including BALDUR'S GATE:
DARK ALLIANCE II. In September 2004 Atari notified Vivendi that Vivendi is currently in breach of its obligations to remit royalties to Atari pursuant to the terms of the agreement. Atari Interactive notified Vivendi that if Vivendi did not cure the breach set forth in the letter by September 30, 2004 that the letter shall be deemed notice of termination of the agreement. According to reports we received from Vivendi we believe Atari was paid by Vivendi approximately $742,000 as of December 31, 2004. We will most likely not receive any proceeds from Vivendi during 2005.

     Interplay licensed to Bethesda Softworks LLC, "Bethesda" the rights to develop FALLOUT 3 on all platforms for $1.175 million minimum guaranteed advance against royalties. Bethesda also has an option to develop two sequels, FALLOUT 4, and FALLOUT 5 for $1.0 million minimum guaranteed advance against royalties per sequel. Interplay retained the rights to develop a massively multiplayer online game using the Fallout Trademark.

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

     We have been operating without a credit facility since October 2001, which has adversely affected cash flow. We continue to face difficulties in paying our vendors, and employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during 2005.

     Historically, we have funded our operations primarily through the use of lines of credit, cash flow from operations, including royalty and distribution fee advances, cash generated by the sale of securities, and the sale of assets.

     Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $2.9 million during the twelve months ended December 31, 2004, primarily attributable to fees incurred for lawsuits, and other liabilities, and recoupment of advances received by distributors.

     Cash provided by investing activities of $28,000 for the twelve months ended December 31, 2004 consisted of normal capital expenditures and sales, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash provided by financing activities of $738,000 for the twelve months ended December 31, 2004, consisted primarily of repayments of our notes payable.

     Avalon distributed our products in Europe, the commonwealth of Independent States, Africa and the Middle East. Our distribution agreement with Avalon was terminated following Avalon's involuntary judicial liquidation in February 2005. In March 2005 we appointed our wholly owned subsidiary, Interplay Productions Ltd, as our distributor in Europe and other selected territories. As a result, we cannot guarantee our ability to collect fully the debts we believe are due and owed to us from Avalon. We subsequently fully reserved the Avalon receivable.

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

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements under which we have obligations under a guaranteed contract that has any of the characteristics identified in paragraph 3 of FASB Interpretation 3 of FASB Interpretation No. 45 Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument. We have no obligations, including a contingent obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (January 2003), as may be modified or supplemented) in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the registrant.

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

                                                 LESS THAN    1 - 3     3 - 5   MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL     1 YEAR      YEARS     YEARS    5 YEARS
-----------------------------------------------------------------------------------------
Developer Licensee Commitments (1)      4,694      3,051      1,643       --       --
Lease Commitments (2) ............        737        737       --         --       --
Taxes (3) ........................        310        310       --         --       --
Other Commitments (4) ............      1,476        970        506       --       --
-----------------------------------------------------------------------------------------
 Total ...........................      7,217      5,068      2,149       --       --

     Our current cash reserves plus our expected cash from existing operations will only be sufficient to fund our anticipated expenditures into the second quarter of fiscal 2005. We will need to substantially reduce our working capital needs, continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

     (1) Developer/Licensee Commitments: The products produced by us are designed and created by our employee designers and artists and by non-employee software developers ("independent developers"). We typically advance development funds to the independent developers during development of our games, usually in installment payments made upon the completion of specified development milestones, which payments are considered advances against subsequent royalties based on the sales of the products. These terms are typically set forth-in written agreements entered into with the independent developers. In addition we have content license contracts that contain minimum guarantee payments and marketing commitments that are not dependent on any deliverables. These developer and content license commitments represent the sum of (1) minimum marketing commitments under royalty bearing licensing agreements, and (2) minimum payments and advances against royalties due under royalty-bearing licenses and developer agreements.

     (2) Lease Commitments: The company's headquarters were located in Irvine, California where the Company leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subsequently forfeited its lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. The Company also owes an additional approximately $149,000 making a total owed to Arden by the Company of approximately $737,000. The Company negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has been unable to make any of the $60,000 per month payments. We have monthly rental agreements in Irvine, CA and Beverly Hills, California for our operations.

     (3) We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at December 31, 2004. We have received notice from the California Unemployment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at December 31, 2004.

     (4) Other Commitments: Consist of payment plans entered into with various creditors.

ACTIVITIES WITH RELATED PARTIES

     It is our policy that related party transactions are to be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our  operations   involve   significant   transactions  with  our  majority
stockholder Titus and its affiliates. We had a major distribution agreement with Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security.

     We performed certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $0 and $5,000 for the twelve months ended December 31, 2004, and 2003, respectively.

     As of December 31, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed us $370,000 and $362,000, respectively. We owed Titus and its affiliates excluding Avalon $30,000 and $0 as of December 31, 2004 and December 31, 2003 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $62,000 and $.9 million, for the twelve months ended December 31, 2004, and 2003 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

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

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of December 31, 2004 we had a zero balance with Titus Japan. During the twelve months ending December 31, 2004 our Japanese subsidiary paid to Titus Japan approximately $209,000 in commissions, marketing and publishing staff services. Our Japanese subsidiary had approximately $369,000 in revenue in the twelve months ending December 31, 2004.

TRANSACTIONS WITH TITUS SARL

     As of December 31, 2004, we have a receivable of $18,000 and $43,000 respectively for product development services that we provided. Titus SARL was placed into involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of December 31, 2004, we had a zero balance with Titus GIE Interactive Group. Titus GIE was placed into involuntary liquidation in January 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between Generally Accepted Accounting Principles ("GAAP") in the United States and accounting principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS No. 151 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for public companies with calendar year ends no later than the beginning of the next fiscal year. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations and the method of transition adoption.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY HAVE A NUMBER OF OBLIGATIONS THAT WE ARE UNABLE TO MEET WITHOUT GENERATING ADDITIONAL INCOME OR RAISING ADDITIONAL CAPITAL. IF WE CANNOT GENERATE ADDITIONAL INCOME OR RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY BECOME INSOLVENT AND/OR OUR STOCK WOULD BECOME ILLIQUID OR WORTHLESS.

     As of December 31, 2004, our cash balance was approximately $29,000 and our outstanding accounts payable and current liabilities totaled approximately $13.2 million. In particular we have some significant creditors that comprise a substantial proportion of outstanding obligations that we might not be able to satisfy. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     For the year ended December 31, 2004, our net loss from operations was $2.5 million and for the year ended December 31, 2003, our net loss from operations was $1.3 million. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2004 we had an accumulated deficit of $139 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product development programs, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

     Titus owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2003 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Currently, our Chief Executive Officer and interim Chief Financial Officer Herve Caen is a director of various Titus affiliates. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, Titus' bankruptcy could lead to a sale by its liquidator or other representative in bankruptcy, of shares Titus holds in us, thereby potentially reducing the value of our shares and market capitalization. Such a sale and dispersion of shares to multiple stockholders further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

THE LACK OF ANY CREDIT AGREEMENT HAS RESULTED IN A SUBSTANTIAL REDUCTION IN THE CASH AVAILABLE TO FINANCE OUR OPERATIONS.

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

A  SIGNIFICANT   PERCENTAGE  OF  OUR  REVENUES   HISTORICALLY  DEPENDED  ON  OUR
DISTRIBUTORS' DILIGENT SALES EFFORTS.

     Avalon was the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. Our agreement with Avalon was terminated following the liquidation of Avalon in February 2005. We subsequently appointed our wholly owned subsidiary Interplay Productions Ltd as our distributor for Europe.

     Vivendi has exclusive rights to distribute our products in North America and selected International territories. Our agreement with Vivendi will expire in August 2005 for most of our products.

     Our revenues and cash flows could fall significantly and our business and financial results could suffer material harm if: o We fail to replace Vivendi as our distributor; or o Interplay Productions Ltd fails to effectively distribute our products.

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

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL OFFICER, WHICH MAY AFFECT OUR ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

     We are presently without a CFO, and Mr. Caen has assumed the position of interim-CFO and continues as CFO to date until a replacement can be found.

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

     For the year ended December 31, 2004, our net loss from operations was $2.5 million. We have incurred significant net losses in previous years periods. Our losses in the past stemmed partly from the significant costs we incured to develop our entertainment software products, product returns and price concessions. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

     In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Nintendo, and Microsoft Corporation compete directly with us in the development of software titles for their respective platforms and they have generally discretionary approval authority over the products we develop for their platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc. many of which own substantial libraries of available content and have substantially greater financial resources, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

WE HAVE A LIMITED NUMBER OF KEY MANAGEMENT AND OTHER PERSONNEL. THE LOSS OF ANY SINGLE MEMBER OF MANAGEMENT OR KEY PERSON OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW KEY PERSONNEL COULD HARM OUR BUSINESS.

     Our business requires extensive time and creative effort to produce and market. Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel. Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees. Our executive management team currently consists of CEO and interim CFO Herve Caen. Our failure to recruit or retain the services of key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

OUR INTERNATIONAL SALES EXPOSE US TO RISKS OF UNSTABLE FOREIGN ECONOMIES, DIFFICULTIES IN COLLECTION OF REVENUES, INCREASED COSTS OF ADMINISTERING INTERNATIONAL BUSINESS TRANSACTIONS AND FLUCTUATIONS IN EXCHANGE RATES.

     Our net revenues from international sales accounted for approximately 75% and 18% of our total net revenues for years ended December 31, 2004 and 2003, respectively. Most of these revenues came from our distribution relationship with Avalon, pursuant to which Avalon became the exclusive distributor for most of our products in Europe, the Commonwealth of Independent States, Africa and the Middle East. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

     We are exposed to the risk of product returns and pricing concessions with respect to our distributors. Our distributors allow retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects. In addition, our distributors provide pricing concessions to our customers to manage our customers' inventory levels in the distribution channel. Our distributors could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and their access to distribution channels. We have mitigated this risk in North America under our current distribution arrangement with Vivendi, as sales will be guaranteed with no offset for product returns and price concessions.

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

IF DISTRIBUTION CONTRACT CLAIMS CONTINUE TO BE ASSERTED AGAINST US, WE MAY BE UNABLE TO SUSTAIN OUR BUSINESS OR MEET OUR CURRENT OBLIGATIONS.
     During calendar year 2004, we were involved in disputes with our key distributor Vivendi Universal Games. While we have since reached an amicable settlement with Vivendi, other distribution-related contract claims may be asserted against us in the future. Such claims can harm our business by consuming our limited human and financial resources, regardless of the merits of the claims. We incur substantial expenses in evaluating and defending against such claims. In the event that there is a determination against us on any these types of claims, we could incur significant monetary liability and there could be a negative impact on product release.

OUR LICENSORS ARE ALSO OFTEN OUR COMPETITORS. WE MAY FAIL TO MAINTAIN EXISTING LICENSES, OR OBTAIN NEW LICENSES FROM PLATFORM COMPANIES ON ACCEPTABLE TERMS OR TO OBTAIN RENEWALS OF EXISTING OR FUTURE LICENSES FROM LICENSORS.


     We are required to obtain a license to develop and distribute software for each of the video game console platforms for which we develop products, including a separate license for each of North America, Japan and Europe. We have obtained licenses to develop software for the Sony PlayStation and PlayStation 2, as well as video game platforms from Nintendo and Microsoft, who are also our competitors. Each of these companies has the right to approve the technical functionality and content of our products for their platforms prior to distribution. Typically, such license agreements give broad control to the licensor over the approval, manufacturing and shipment of products on their platform. Due to the competitive nature of the approval process, we typically must make significant product development expenditures on a particular product prior to the time we seek these approvals. Our inability to obtain these approvals or to obtain them on a timely basis could cause material harm to our business.

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

IF WE FAIL TO ANTICIPATE CHANGES IN VIDEO GAME PLATFORMS AND TECHNOLOGY, OUR BUSINESS MAY BE HARMED.

     The interactive entertainment software industry is subject to rapid technological change. New technologies could render our current products or products in development obsolete or unmarketable. Some of these new technologies include:

     o    operating systems such as Microsoft Windows Longhorn;

     o    new media formats

     o    releases of new video game consoles;

     o    new video game systems by Sony, Microsoft, Nintendo and others.

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

     Our Certificate of Incorporation, as amended, provides for 5,000,000 authorized shares of Preferred Stock. Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,280,576 shares of preferred stock and to fix the rights and preferences of such shares. 719,424 shares of Series A Preferred Stock was issued to Titus in the past, which amount has been fully converted into our common stock. In addition, our certificate of incorporation and bylaws contain provisions that:

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

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     "Penny stocks" generally include equity securities with a price of less than $5.00 per share, which are not traded on a national stock exchange or on Nasdaq, and are issued by a company that has tangible net assets of less than $2,000,000 if the company has been operating for at least three years. The "penny stock" rules require, among other things, broker dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, additional disclosure in connection with trades in the common stock are required, including the delivery of a disclosure schedule prescribed by the SEC relating to the "penny stock" market. These additional burdens imposed on broker-dealers may discourage them from effecting transactions in our common stock, which may make it more difficult for an investor to sell their shares and adversely affect the market price of our common stock.

OUR STOCK IS VOLATILE

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2004. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, which primarily have been from Avalon.

     We recognized a $33,000 loss, $58,000 gain and $104,000 loss during the years ended December 31, 2004, 2003 and 2002, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 has been previously furnished and is incorporated herein by reference to our forms 8-K filed on (i) February 25, 2003, and amendment to such form 8-K filed on February 27, 2003, and (ii) March 30, 2005.

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

     Due to the departure of numerous key employees during June 2004, there was significant change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 and the quarter ended
December 31, 2004 that have materially affected or are reasonably likely to materially affect these controls.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

         The following table sets forth certain information regarding our directors and executive officers and their ages as of May 27, 2005:

     DIRECTORS                    AGE       PRESENT POSITION

     Herve Caen                    43       Chairman of the Board of Directors,
                                            Chief Executive Officer and Interim
                                            Chief Financial Officer
     Eric Caen                     39       Director
     Michel Welter (1)(2)(3)       46       Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules and regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2004, all our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

AUDIT COMMITTEE INDEPENDENCE AND AUDIT COMMITTEE FINANCIAL EXPERT.

     The Audit Committee currently consists of Michel Welter. The Board has determined that since October 2004 when Mr. Stefanovich resigned from the board, who was until that time the "audit committee financial expert", as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and pursuant to the rules and regulations of the SEC, the Audit Committee no longer has such an expert. The Board determined that Mr. Stefanovich was, and has also determined that Mr. Welter is, "independent", as that term is defined under the rules of the National Association of Securities Dealers, Inc.

CODE OF ETHICS

     We have adopted a Code of Ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person performing similar functions. The Code of Ethics was filed as an exhibit to the Amendment No. 1 to the 10K for the period ended December 31, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three fiscal years ended December 31, 2004, by our Chief Executive Officer and President whose total salary and bonus during the year ended December 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer serving at December 31, 2004, received total salary and bonus during 2004 in excess of $100,000.

                      SUMMARY COMPENSATION TABLE
                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                      ------------
                                          ANNUAL COMPENSATION          SECURITIES
                                    -------------------------------    UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR       SALARY         BONUS     OPTIONS(#)   COMPENSATION
--------------------------------    ----     ---------        -----   ------------   ------------
Herve Caen (1)..................    2004     $ 260,330 (2)      --          --        $    --
    Chairman of the Board of        2003       487,147          --          --              (3)
    Directors,  Chief  Executive    2002       250,000          --          --             --
    Officer and Interim Chief
    Financial Officer

Phillip Adam....................    2004       116,276 (4)      --          --           2,000 (5)
    President                       2003       200,000          --          --          12,000 (5)
                                    2002       168,000          --          --           5,331 (5)
----------

(1) Mr. Caen joined us as President in November 1999. Mr. Caen was appointed Chief Executive Officer in January 2002 and currently serves as our Chief Executive Officer and interim Chief Financial Officer. Mr. Caen has served as Chairman of our Board of Directors since September 2001. In March 2003, our Compensation Committee approved an annual base salary of $360,000 as Chief Executive officer and $100,000 per year while serving as interim Chief Financial Officer.
(2) Mr. Caen was only paid a portion of his salary during FY 2004 due to the limited cash available. We accrued the balance due Mr. Caen of $199,670 as of December 31, 2004.
(3) Mr. Caen received 2,000 shares of our common stock pursuant to a non-discretionary grant made under the terms of our Employee Stock Purchase Program.
(4) Mr. Adam was only paid a portion of his salary during FY 2004 due to the limited cash available. We accrued the balance due Mr. Adam of $75,391 as of December 31, 2004. Mr. Adam resigned on January 15th, 2005.
(5) Mr. Adam's other compensation consists of matching payments made under our 401(k) plan.

                       STOCK OPTION GRANTS IN FISCAL 2004

     There were no stock options or stock appreciation rights granted to the Named Executive Officers during the year ended December 31, 2004.

                         AGGREGATE OPTION/ SAR EXERCISES
                         AND 2004 YEAR-END OPTION VALUES

     There were no exercises of stock options or stock appreciation rights during the year ended December 31, 2004 for any of the Named Executive Officers.

                                                         NUMBER OF SECURITIES        VALUE OF
                                                              UNDERLYING        UNEXERCISED IN-THE-
                                                         UNEXERCISED OPTIONS     MONEY OPTIONS AT
                                                             AT YEAR-END             YEAR-END
                     SHARES ACQUIRED                        (EXERCISABLE/          (EXERCISABLE/
          NAME         ON EXERCISE      VALUE REALIZED      UNEXERCISABLE)      UNEXERCISABLE) (1)
          ----         -----------      --------------      --------------      ------------------
Herve Caen                 --                 --                  --                    --
Phillip Adam               --                 --              10,000/0                $0/$0

----------

(1) Represents an amount equal to the difference between the closing sale price for our common stock ($0.08) on the Over-The-Counter Bulletin Board on December 31, 2003, and the option exercise price, multiplied by the number of unexercised in-the-money options. None of the options held by the Named Executive Officers were in-the-money at year-end.

DIRECTOR COMPENSATION

     Currently, we accrue for payment to each of our non-employee directors' compensation as follows:

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

EMPLOYMENT AGREEMENTS

     Mr. Herve Caen currently serves as our Chief Executive Officer and interim Chief Financial Officer. We previously entered into an employment agreement with Mr. Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as our Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provided for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by us from time to time. In March 2003, our Compensation Committee approved an annual base salary increase for Mr. Caen from $250,000 to $360,000. The Compensation Committee is currently negotiating a new employment agreement with Mr. Caen.

     Mr. Phillip Adam served as our President during 2004. In March 2003, our Compensation Committee approved a three-year employment agreement with Mr. Adam as President for an annual base salary of $200,000. Mr. Adam resigned from the company on January 15, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Michel Welter. From January to August 2004, the Compensation Committee was comprised of Michel Welter, Jerry DeCiccio and Robert Stefanovich. Mr. DeCiccio resigned as a director in August 2004. From August 2004 to Ortober 2004, Mr Welter and Mr Stefanovich served on our Compensation Committee. Mr. Stefanovich resigned as a director in October 2004. During 2004, decisions regarding executive compensation were made by our Compensation Committee. None of the current 2004 members of our Compensation Committee nor any of our 2004 executive officers or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

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

     No stock options were granted to our executive officers in 2004. The Compensation Committee continues to review the desirability of issuing stock options to its executive officers in any given fiscal year to provide incentives in connection with our corporate objectives.

Fiscal Year 2004 Chief Executive Officer Compensation

     The salary, annual raises and annual bonus of Herve Caen, our Chief Executive Officer and interim Chief Financial Officer, are determined in accordance with Mr. Caen's employment agreement with us. Mr. Caen's employment agreement provides for a base salary of $360,000 per year, with annual raises and bonuses as may be approved at the discretion of our Board of Directors and $100,000 per year while serving as interim Chief Financial Officer. The amounts of any annual raises or bonuses are determined in accordance with the policies and objectives set forth above. For the fiscal year ended December 31, 2004, Mr. Caen received $260,330 in compensation as Chief Executive Officer and interim Chief Financial Officer. The Compensation Committee did not award Mr. Caen any options during 2004. The Compensation Committee is currently negotiating a new employment agreement with Mr. Herve Caen.

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

                                     The Compensation Committee*

                                     Michel Welter

               * From January to August 2004, the Compensation Committee was comprised of Michel Welter, Jerry DeCiccio and Robert Stefanovich. Mr. DeCiccio resigned as a director in August 2004. Mr. Stefanovich resigned as a director in October 2004.

PERFORMANCE GRAPH

     The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 1999 to December 31, 2004, compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Media General Index 820*. The comparison assumes $100 was invested on December 31, 1999 in our common stock and in each of the foregoing indices. Information presented below is as of the end of the fiscal year ended December 31, 2004.

     This performance graph and the data related thereto shall not be deemed to be "soliciting material" or "filed" with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

                          [PERFORMANCE GRAPH OMITTED]

                                                                Cumulative Total Return
                                  --------------------------------------------------------------------------------------
                                  12/99    3/00    6/00    9/00   12/00    3/01    6/01    9/01   12/01    3/02    6/02
                                  -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
INTERPLAY ENTERTAINMENT CORP      100.00  119.13   89.35  129.78   87.24   53.20   74.88   14.30   15.66   10.89   12.93
NASDAQ STOCK MARKET (U.S.) ..     100.00  106.34   91.13   76.62   58.64   50.19   51.16   33.34   45.16   44.30   34.32
MEDIA GENERAL INDEX 820 .....     100.00   97.40   96.44  112.07   89.88   81.82   99.20   71.03   92.37   93.67   87.36


                                                                Cumulative Total Return
                                  -----------------------------------------------------------------------------
                                   9/02   12/02    3/03    6/03    9/03   12/03    3/04    6/04    9/04    12/04
                                  -----   -----   -----   -----   -----   -----   -----   -----   -----   ------
INTERPLAY ENTERTAINMENT CORP        4.08    2.04    2.38    4.42    3.74    2.55    4.08    0.99    0.75    0.48
NASDAQ STOCK MARKET (U.S.) ..      28.13   26.34   23.80   29.32   35.67   38.12   41.12   39.67   37.83   40.57
MEDIA GENERAL INDEX 820 .....      79.27   62.83   69.73   91.72  107.97  111.75  128.21  128.73  110.12  148.02

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2005, unless otherwise indicated, certain information relating to the ownership of our common stock by
(i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 1682 Langley Avenue, Irvine, California 92606, unless otherwise set forth below such person's name.

                                              NUMBER OF SHARES
                                               OF COMMON STOCK
NAME AND ADDRESS                           BENEFICIALLY OWNED (1)    PERCENT (2)
----------------                           ----------------------    -----------

DIRECTORS:
Herve Caen..............................          8,681,306  (4)        9.2%
Eric Caen...............................             30,001  (5)          *
Michel Welter...........................             60,001  (6)          *

NON-DIRECTOR NAMED EXECUTIVE OFFICERS:
Phillip Adam                                        208,779  (7)          *

5% HOLDERS:
Titus Interactive SA....................         58,426,293  (3)       62.3%
     Parc de l'Esplanade
     12, rue Enrico Fermi
    St-Thibault-des-Vignes
    77462 Lagny-sur-Marne Cedex
    France

Directors and Executive Officers
   as a Group (4 persons)...............          8,961,754             9.5%
----------
     * Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 31, 2005 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information as to shares beneficially owned has been individually furnished by the respective directors, Named Executive Officers, and other stockholders, or taken from documents filed with the SEC.

(2) Based on 93,855,634 shares of common stock outstanding as of March 31, 2005. Percentages are rounded to the nearest tenth of a percent.

(3) Includes 460,298 shares subject to warrants exercisable within 60 days of March 31, 2005. (4) Includes 8,681,306 shares of our common stock held directly by Mr. Herve Caen. (5) Includes 30,001 shares subject to stock options exercisable within 60 days of March 31, 2005. (6) Includes 20,001 shares subject to stock options exercisable within 60 days of March 31, 2005. (7) Includes 10,000 shares subject to stock options exercisable within 60 days of March 31, 2005.

EQUITY COMPENSATION PLANS INFORMATION

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

                                                                                Number of securities
                                                                               remaining available for
                            Number of securities to     Weighted-average    future issuance under equity
                            be issued upon exercise    exercise price of         compensation plans
                            of outstanding options,   outstanding options,      (excluding securities
      Plan Category           warrants and rights     warrants and rights     reflected in column (a))
--------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                        (c)
Equity compensation plans            211,150                   2.02                     7,609,447
   approved by security
         holders
Equity compensation plans              --                       --                          --
    not approved by
    security holders
                           -----------------------------------------------------------------------------
Total                                211,150                   2.02                     7,609,447
                           =============================================================================


     We have one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), we may grant options to our employees, consultants and directors, which generally vest from three to five years. At our 2002 annual stockholders' meeting, our stockholders voted to approve an amendment to the 1997 Plan to increase the number of authorized shares of common stock available for issuance under the 1997 Plan from four million to 10 million. Our Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan- 1991, as amended (the "1991 Plan"), and our Incentive Stock Option and Nonqualified Stock Option Plan-1994, as amended (the "1994 Plan"), have terminated. Our employee stock purchase plan has been terminated. An aggregate of 9,050 stock options that remain outstanding under the 1991 Plan and 1994 Plan have been transferred to our 1997 Plan.

     We have treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB 25. Compensation expense for the vested portion aggregated $0, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     It is our policy that related party transactions are to be reviewed and approved by a majority of our disinterested directors or our Independent Committee.

     Our  operations   involve   significant   transactions  with  our  majority
stockholder Titus and its affiliates. We had a major distribution agreement with Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

     Titus presently owns approximately 58 million shares of common stock, which represents approximately 62% of our outstanding common stock, our only voting security.

     We performed certain distribution services on behalf of Titus for a fee. In connection with such distribution services, we recognized fee income of $0 and $5,000 for the twelve months ended December 31, 2004, and 2003, respectively.

     As of December 31, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed us $370,000 and $362,000, respectively. We owed Titus and its affiliates excluding Avalon $30,000 and $0 as of December 31, 2004 and December 31, 2003 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $62,000 and $.9 million, for the twelve months ended December 31, 2004, and 2003 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

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

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of December 31, 2004 we had a zerobalance with Titus Japan. During the twelve months ending December 31, 2004 our Japanese subsidiary paid to Titus Japan approximately $209,000 in commissions, marketing and publishing staff services. Our Japanese subsidiary had approximately $369,000 in revenue in the twelve months ending December 31, 2004.

TRANSACTIONS WITH TITUS SARL

     As of December 31, 2004, we have a receivable of $18,000 and $43,000 respectively for product development services that we provided. Titus SARL was placed into involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of December 31, 2004, we had a zero balance with Titus GIE Interactive Group. Titus GIE was placed into involuntary liquidation in January 2005.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Rose, Snyder & Jacobs ("RSJ") served as our independent auditors for fiscal year 2004. For fiscal year 2003, Squar, Milner, Reehl & Williamson LLP ("SMRW") served as our independent auditors.

     Aggregate fees billed by our independent auditors for professional services rendered for the audit of fiscal years 2004 and 2003 and for other professional services billed in fiscal years 2004 and 2003 are as follows:

                                              YEAR ENDED
                            ------------------------------------------------
DESCRIPTION OF FEES         DECEMBER 31, 2004              DECEMBER 31, 2003
-------------------         -----------------              -----------------
Audit Fees                   $16,097 (1)(4)                  $100,860 (3)

Audit-Related Fees                 --                          56,000 (2)

Tax Fees (3)                       --                            --

All Other Fees                     --                            --
--------------------------------------------------------------------------------

          TOTAL:              $16,097                        $227,372
          ======

(1)  This entire amount was paid to SMRW.
(2) We paid SMRW $45,000 for a 12-month audit ending June 30, 2003 in connection with the audit requirements of our majority stockholder Titus Interactive S.A. ("Titus"), of which $37,500 was reimbursed to us by Titus. The $7,500 balance was determined by SMRW to be savings applied towards our regular annual company audit. This semi-annual audit and the related reimbursement amount was pre-approved and authorized by our Audit Committee.
(3) Of this amount, $85,000 was paid to SMRW and $96,972 was paid to Ernst & Young.
(4) We expect to incur additional fees in connection with the review of this form 10-K for the year ended December 31, 2004.

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

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 3rd day of June 2005.

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

SIGNATURE               TITLE                                       DATE
---------               -----                                       ----


/s/ Herve Caen
____________________    Chief Executive Officer, Interim Chief      June 3, 2005
Herve Caen              Financial Officer and Director
                        (Principal Executive and Financial and
                        Accounting Officer)


/s/ Eric Caen
____________________    Director                                    June 3, 2005
Eric Caen


/s/ Michel Welter
____________________    Director                                    June 3, 2005
Michel Welter

                                 EXHIBIT INDEX

EXHIBIT
NO.                                  DESCRIPTION
-------  -----------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization and Merger, dated May 29, 1998, between the Company and Interplay Productions; (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-48473 (the "Form S-1")).

2.2 Stock Purchase Agreement by and between Infogrames, Inc., Shiny Entertainment Inc., David Perry, Shiny Group, Inc., and the Company dated April 23, 2002; (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed May 6, 2002).

2.3 Amendment Number 1 to the Stock Purchase Agreement by and between the Company, Infogrames, Inc., Shiny Entertainment, Inc., David Perry, and Shiny Group, Inc. dated April 30, 2002; (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed May 6, 2002).

3.1 Amended and Restated Certificate of Incorporation of the Company; (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.2 Certificate of Designation of Preferences of Series A Preferred Stock, as filed with the Delaware Secretary of State on April 14, 2000; (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

3.3 Certificate of Amendment of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock, as filed with the Delaware Secretary of State on October 30, 2000; (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 2, 2000; (incorporated herein by reference to Exhibit
         3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on January 21, 2004; (incorporated herein by reference to Exhibit
         3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.6 Amended and Restated Bylaws of the Company; (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.7 Amendment to the Amended and Restated Bylaws of the Company dated March 9, 2004; (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2003).

4.1 Specimen form of stock certificate for Common Stock; (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

4.2 Shareholders' Agreement among MCA Inc., the Company, and Brian Fargo, dated March 30, 1994, as amended; (incorporated herein by reference to Exhibit 4.2 to the Form S-1).

4.3 Investors' Rights Agreement dated October 10, 1996, as amended, among the Company and holders of its Subordinated Secured Promissory Notes and Warrants to purchase Common Stock.; (incorporated herein by reference to Exhibit 4.3 to the Form S-1).

10.01 Third Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan"); (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on August 20, 2002).

10.02 Form of Stock Option Agreement pertaining to the 1997 Plan. 10.03 Form of Restricted Stock Purchase Agreement pertaining to the 1997 Plan; (incorporated herein by reference to Exhibit 10.3 to the Form S-1).

10.04    Employee  Stock  Purchase  Plan;  (incorporated  herein by reference to
         Exhibit 10.10 to the Form S-1).

10.05 Form of Indemnification Agreement for Officers and Directors of the Company; (incorporated herein by reference to Exhibit 10.11 to the Form S-1).

10.06 Von Karman Corporate Center Office Building Lease between the Company and Aetna Life Insurance Company of Illinois dated September 8, 1995, together with amendments thereto; (incorporated herein by reference to Exhibit 10.14 to the Form S-1).

10.07 Heads of Agreement concerning Sales and Distribution between the Company and Activision, Inc., dated November 19, 1998, as amended; (incorporated herein by reference to Exhibit 10.23 to The Company's Annual Report on Form 10-K for the year ended December 31, 1998). (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.08 Stock Purchase Agreement between the Company and Titus Interactive SA, dated March 18, 1999; (incorporated herein by reference to Exhibit
         10.24 to The Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.09 International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated February 10, 1999; (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.10 Termination Agreement among the Company, Virgin Interactive Entertainment Limited, VIE Acquisition Group, LLC and VIE Acquisition Holdings, LLC, dated February 10, 1999; (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

10.11 Fifth Amendment to Lease for Von Karman Corporate Center Office Building between the Company and Arden Realty Finance IV, L.L.C., dated December 4, 1998; (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.12 Stock Purchase Agreement dated July 20, 1999, by and among the Company, Titus Interactive S.A., and Brian Fargo; (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.13 Exchange Agreement dated July 20, 1999, by and among Titus Interactive S.A., Brian Fargo, Herve Caen and Eric Caen; (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.14 Employment Agreement between the Company and Herve Caen dated November 9, 1999; (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15 Warrant (350,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000; (incorporated herein by reference to Exhibit 10.33 to The Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.16 Warrant (50,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000; (incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.17 Warrant (100,000 shares) for Common Stock between the Company and Titus Interactive S.A., dated April 14, 2000; (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.18 Amendment Number 1 to International Distribution Agreement between the Company and Virgin Interactive Entertainment Limited, dated July 1, 1999; (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1999).

10.19 Common Stock Subscription Agreement of the Company, dated March 29, 2001; (incorporated herein by reference to Exhibit 4.1 to the Form S-3 filed on April 17, 2001).

10.20 Common Stock Purchase Warrant of the Company; (incorporated herein by reference to Exhibit 4.2 to the Form S-3 filed on April 17, 2001).

10.21 Warrant to Purchase Common Stock of the Company, dated April 25, 2001; (incorporated herein by reference to Exhibit 10.4 to the Form S-3 filed on May 4, 2001).

10.22 Agreement between the Company, Brian Fargo, Titus Interactive S.A., and Herve Caen, dated May 15, 2001; (incorporated herein by reference to
         Exhibit 99 to Form SCD 13D/A).

10.23 Distribution Agreement, dated August 23, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending September 30, 2001).

10.24 Letter Agreement re: Amendment #1 to Distribution Agreement dated August 23, 2001, dated September 14, 2001. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ending September 30,
         2001).

10.25 Letter Agreement re: Secured Advance and Amendment #2 to Distribution Agreement, dated November 20, 2001 by and between the Company, and Vivendi Universal Interactive Publishing North America, Inc.; (incorporated herein by reference to Exhibit 10.47 to the Form 10-K for the year ended December 31, 2001).

10.26 Letter Agreement re: Secured Advance and Amendment #3 to Distribution Agreement, dated December 13, 2001 by and between the Company, and Vivendi Universal Interactive Publishing North America, Inc.; (incorporated herein by reference to Exhibit 10.48 to the Form 10-K for the year ended December 31, 2001).

10.27 Third Amendment to Computer License Agreement, dated July 25, 2001 by and between the Company, and Infogrames, Inc.; (incorporated herein by reference to Exhibit 10.49 to the Form 10-K for the year ended December 31, 2001).

10.28 Letter Agreement and Amendment Number 4 to Distribution Agreement by and between Vivendi Universal Games, Inc. and the Company, dated January 18, 2002; (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2002).

10.29 Fourth Amendment To Computer License Agreement by and between the Company, and Infogrames Interactive, Inc. dated January 23, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment); (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2002).

10.30 Amendment Number Four to the Product Agreement by and between the Company, Infogrames Interactive, Inc., and Bioware Corp. dated January 24, 2002; (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2002).

10.31 Amended and Restated Amendment Number 1 to Product Agreement by and between the Company, and High Voltage Software, Inc. dated March 5, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to request for confidential treatment); (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on May 15, 2002).

10.32 Settlement Agreement and Release by and between Brian Fargo, the Company, Interplay OEM, Inc., Gamesonline.com, Inc., Shiny Entertainment, Inc., and Titus Interactive S.A. dated March 13, 2002; (incorporated herein by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2002).

10.33 Agreement by and between Vivendi Universal Games Inc., the Company, and Shiny Entertainment, Inc. dated April of 2002; (incorporated herein by reference to Exhibit 10.7 to Form 10-Q filed on May 15, 2002).

10.34 Term Sheet by and between Titus Interactive S.A., and the Company, dated April 26, 2002; (incorporated herein by reference to Exhibit 10.8 to Form 10-Q filed on May 15, 2002).

10.35 Promissory Note by Titus Interactive S.A. in favor of the Company, dated April 26, 2002; (incorporated herein by reference to Exhibit 10.9 to Form 10-Q filed on May 15, 2002).

10.36 Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, in favor of Warner Bros., a division of Time Warner Entertainment Company, L.P.; (incorporated herein by reference to Exhibit 10.10 to Form 10-Q filed on May 15, 2002).

10.37 Video Game Distribution Agreement by and between Vivendi Universal Games, Inc. and the Company, dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 19, 2002).

10.38 Letter of Intent by and between Vivendi Universal Games, Inc. and the Company, dated August 9, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit
         10.2 to Form 10-Q filed on November 19, 2002).

10.39 Letter Agreement and Amendment #2 by and between Vivendi Universal Games, Inc. and the Company, dated August 29, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 19, 2002).

10.40    Letter  Agreement  and  Amendment #3 by and between  Vivendi  Universal
         Games, Inc. and the Company, dated September 12, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.4 to Form 10-Q filed on November 19, 2002).

10.41 Letter Agreement and Amendment # 4 (OEM & Back-Catalog) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and the Company, dated December 20, 2002. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.42 Letter Agreement and Amendment # 5 (Asia Pacific & Australia) to Video Game Distribution Agreement dated August 9, 2002 by and between Vivendi Universal Games, Inc. and the Company dated January 13, 2003. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.43 Purchase & Sale Agreement by and between Vivendi Universal Games, Inc. and the Company dated February 26, 2003. (Portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment); (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ending March 31,
         2003).

10.44 Amendment Number 2 of International Distribution Agreement by and between Virgin Interactive Entertainment Limited (renamed Avalon Interactive Group Ltd.) and the Company, dated January 1, 2000; (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.45 Amendment to International Distribution Agreement, by and between Virgin Interactive Entertainment Limited (renamed Avalon Interactive Group Ltd.) and the Company, dated April 2001; (incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.46 Avalon Amendment Number 4 of International Distribution Agreement, by and between Avalon Interactive Group Limited and the Company, dated August 6, 2003; (incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.47 Mutual Release Settlement Agreement by and between Warner Bros. Entertainment, Inc. and the Company, dated October 13, 2003. 21.1 Subsidiaries of the Company; (incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.48 Letter Agreement by and between Majorem Ltd and the Company, dated December 21, 2004.

14.1 Code of Ethics of the Company; (incorporated herein by reference to Exhibit 14.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

21.1     Subsidiaries of the Company

23.1     Consent of Squar, Milner LLP, Independent  Registered Public Accounting
         Firm.

23.2 Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm.

24.1     Power of Attorney (included on signature page to this Form 10-K)

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

99.1 Press Release dated August 15, 2002; (incorporated herein by reference to Exhibit 99.2 to Form 10-Q filed August 19, 2002).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORTS OF INDEPENDENT AUDITORS



                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2004 and 2003                    F-4

Consolidated Statements of Operations for the years ended
     December 31, 2004, 2003 and 2002                                        F-5

Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 2004, 2003, 2002                       F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002                                        F-7

Notes to Consolidated Financial Statements                                   F-9

Schedule II - Valuation and Qualifying Accounts                              S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Interplay Entertainment Corp.

     We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.), and subsidiaries (the "Company"), as of December 31, 2004, and the related consolidated statement of operations, shareholders' equity (deficit) and other comprehensive income (loss) and cash flows for the year then ended. Our audit also included the schedule of valuation and qualifying accounts for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $17.8 million and a stockholders' deficit of $17.3 million at December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs, A Corporation of Public Accountants

Encino, California
May 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Interplay Entertainment Corp.

     We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.), and subsidiaries (the "Company"), as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and other comprehensive income and cash flows for each of the years in the two year period then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) (2) for the years ended December 31, 2003 and 2002. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $14.8 million and a stockholders' deficit of $12.7 million at December 31, 2003, losses from operations through December 31, 2003 and negative operating cash flow for the year then ended. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner Reehl & Williamson, LLP

Newport Beach, California
March 25, 2004

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                             DECEMBER 31,
                                                      -------------------------
                       ASSETS                            2004            2003
                                                      ---------       ---------
Current Assets:
     Cash ......................................      $      29       $   1,171
     Restricted Cash ...........................              2            --
     Trade receivables from related parties,
         net of allowances of $2,370 and $691,
         respectively ..........................             10             564
     Trade receivables, net of allowances
         of $36 and $34, respectively ..........            139               6
     Inventories ...............................             26             146
     Prepaid licenses and royalties ............           --               209
     Deposits ..................................           --               600
     Prepaid expenses ..........................           --               673
     Other receivables .........................            137               3
                                                      ---------       ---------
        Total current assets ...................            343           3,372

Property and equipment, net ....................            490           2,114
                                                      ---------       ---------
                                                      $     833       $   5,486
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current debt ..............................      $   1,575       $     837
     Accounts payable ..........................          8,772           7,093
     Accrued royalties .........................          3,501           5,067
     Advances from distributors and others .....            883             629
     Advances from related party distributors ..          2,989           2,862
     Deferred Income ...........................            475           1,634
                                                      ---------       ---------
          Total current liabilities ............         18,195          18,122
                                                      =========       =========

Commitments and contingencies
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value
        5,000,000 shares authorized;
        no shares issued or outstanding,
        respectively,
     Common stock, $0.001 par value
        150,000,000 shares authorized;
        93,855,634 shares issued and
        outstanding, respectively ..............             94              94
     Paid-in capital ...........................        121,640         121,640
     Accumulated deficit .......................       (139,211)       (134,481)
     Accumulated other comprehensive income ....            115             111
                                                      ---------       ---------
          Total stockholders' equity (deficit)
                                                        (17,362)        (12,636)
                                                      ---------       ---------
                                                      $     833       $   5,486
                                                      =========       =========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            2004           2003           2002
                                                          --------       --------       --------
Net revenues .......................................      $  1,932       $  2,286       $ 15,021
Net revenues from related party distributors .......        11,265         34,015         28,978
                                                          --------       --------       --------
   Total net revenues ..............................        13,197         36,301         43,999
Cost of goods sold .................................         6,826         13,120         26,706
                                                          --------       --------       --------
   Gross profit ....................................         6,371         23,181         17,293
                                                          --------       --------       --------

Operating expenses:
   Marketing and sales .............................         1,703          1,415          5,814
   General and administrative ......................         4,514          6,692          7,655
   Product development .............................         2,636         13,680         16,184
                                                          --------       --------       --------
      Total operating expenses .....................         8,853         21,787         29,653
                                                          --------       --------       --------

      Operating income  (loss) .....................        (2,482)         1,394        (12,360)
                                                          --------       --------       --------

Other income (expense):
   Interest expense
                                                              (249)          (218)        (2,214)
   Gain on sale of Shiny ...........................          --             --           28,813
   Other ...........................................        (1,999)           136            683
                                                          --------       --------       --------
       Total other income (expense) ................        (2,248)           (82)        27,282
                                                          --------       --------       --------

Income (loss) before provision (benefit) for
     income taxes ..................................        (4,730)         1,312         14,922
Provision (benefit) for income taxes ...............          --             --             (225)
                                                          --------       --------       --------

Net income (loss) ..................................      $ (4,730)      $  1,312       $ 15,147
                                                          --------       --------       --------

Cumulative dividend on participating preferred stock      $   --         $   --         $    133
Accretion of warrant ...............................          --             --             --
                                                          --------       --------       --------

Net income (loss) available to common stockholders .      $ (4,730)      $  1,312       $ 15,014
                                                          ========       ========       ========

Net income (loss) per common share:
Basic ..............................................      $  (0.05)      $   0.01       $   0.18
                                                          ========       ========       ========
Diluted ............................................      $  (0.05)      $   0.01       $   0.16
                                                          ========       ========       ========

Weighted average number of shares used in
   calculating net income (loss) per
   common share:
Basic                                                       93,856         93,852         83,585
                                                          ========       ========       ========
Diluted                                                     93,856        104,314         96,070
                                                          ========       ========       ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPRESENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (Dollars in thousands)



                                                    PREFERRED STOCK                    COMMON STOCK
                                               ---------------------------       --------------------------       PAID-IN
                                                 SHARES           AMOUNT           SHARES          AMOUNT         CAPITAL
                                               ----------       ----------       ----------      ----------      ----------
Balance, December 31, 2001 (Unaudited) ..         383,354           11,753       44,995,821              45         110,701
   Issuance of common stock,
      net of issuance costs .............            --               --            721,652               1             208
   Accumulated accrued dividend on
      Series A preferred stock ..........            --                133             --              --              --
   Conversion of Series A preferred stock
      into common stock .................        (383,354)         (10,657)      47,492,162              47          10,610
   Dividend payable in connection with
      preferred stock conversion ........            --             (1,229)            --              --              --
   Issuance of warrants .................            --               --               --              --                33
   Exercise of stock options ............            --               --            639,541               1              85
   Net income ...........................            --               --               --              --              --
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation
            adjustment ..................            --               --               --              --              --

              Comprehensive income ......
                                               ----------       ----------       ----------      ----------      ----------
Balance, December 31, 2002 ..............            --               --         93,849,176              94         121,637
   Issuance of common stock,
      net of issuance costs .............            --               --              6,458            --                 3
   Net Income ...........................            --               --               --              --              --
   Other comprehensive income,
   net of income taxes:
         Foreign currency translation
            adjustment ..................            --               --               --              --              --

              Comprehensive income ......
                                               ----------       ----------       ----------      ----------      ----------
Balance, December 31, 2003 ..............            --         $     --         93,855,634      $       94      $  121,640
                                               ==========       ==========       ==========      ==========      ==========
   Issuance of common stock,
       net of issuance costs ............            --               --               --              --              --
   Net Income ...........................            --               --               --              --              --
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation
            adjustment ..................            --               --               --              --              --

           Other comprehensive income ...            --               --               --              --              --

              Comprehensive income ......
                                               ----------       ----------       ----------      ----------      ----------
Balance, December 31, 2004 ..............            --         $     --         93,855,634      $       94      $  121,640
                                               ==========       ==========       ==========      ==========      ==========


                                                                  OTHER            OTHER
                                               ACCUMULATED    COMPREHENSIVE     COMPREHENSIVE
                                                DEFICIT        INCOME (LOSS)    INCOME (LOSS)       TOTAL
                                               ----------       ----------       ----------      ----------
Balance, December 31, 2001 (Unaudited) ..        (150,807)             158                          (28,150)
   Issuance of common stock,
      net of issuance costs .............            --               --                                209
   Accumulated accrued dividend on
      Series A preferred stock ..........            (133)            --                               --
   Conversion of Series A preferred stock
      into common stock .................            --               --                               --
   Dividend payable in connection with
      preferred stock conversion ........            --               --                             (1,229)
   Issuance of warrants .................            --               --                                 33
   Exercise of stock options ............            --               --                                 86
   Net income ...........................          15,147             --             15,147          15,147
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation
            adjustment ..................            --                (26)             (26)            (26)
                                                                                 ----------
              Comprehensive income ......                                            15,121
                                               ----------       ----------       ==========      ----------
Balance, December 31, 2002 ..............        (135,793)             132                         (13,930)
   Issuance of common stock,
      net of issuance costs .............            --               --                                  3
   Net Income ...........................           1,312             --              1,312           1,312
   Other comprehensive income,
   net of income taxes:
         Foreign currency translation
            adjustment ..................            --                (21)             (21)            (21)
                                                                                 ----------
              Comprehensive income ......                                        $    1,291
                                               ----------       ----------       ==========      ----------
Balance, December 31, 2003 ..............      $ (134,481)      $      111                       $  (12,636)
                                               ==========       ==========                       ==========
   Issuance of common stock,
       net of issuance costs ............            --               --                                 --
   Net Income ...........................          (4,730)            --               --            (4,730)
   Other comprehensive income,
      net of income taxes:
         Foreign currency translation
            adjustment ..................            --                  4             --                 4
                                                                                 ----------
           Other comprehensive income ...            --                                                  --
                                                                                 ----------
              Comprehensive income ......                                        $     --
                                               ----------       ----------       ==========      ----------
Balance, December 31, 2004 ..............      $ (139,211)      $      115                       $  (17,362)
                                               ==========       ==========                       ==========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                        2004           2003           2002
                                                                      --------       --------       --------
Cash flows from operating activities:
   Net income (loss) ...........................................      $ (4,730)      $  1,312       $ 15,147
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities--
      Depreciation and amortization ............................           734          1,353          1,671
      Noncash expense for stock compensation ...................          --             --              238
      Deposit ..................................................           600           --             --
      Noncash interest expense .................................          --                6          1,860
      Amortization of prepaid licenses and royalties ...........          --            5,163          5,095
      Writeoff of prepaid licenses and royalties ...............           209          2,857          4,100
      Gain on sale of Shiny ....................................          --             --          (28,813)
      Other ....................................................          --              (21)           (26)
      Changes in assets and liabilities:
         Trade receivables, net ................................          (133)           164          3,139
         Trade receivables from related parties ................           554          1,942          3,669
         Inventories ...........................................           120          1,883          1,949
         Prepaid licenses and royalties ........................          --           (3,100)        (5,628)
         Prepaid expenses ......................................           673           --             --
         Loss on sale of assets ................................            28           --             --
         Loss on abandonment of assets .........................           862           --             --
         Other current assets/receivables ......................          (134)           (76)           (51)
         Accounts payable ......................................         1,704         (2,148)        (5,777)
         Accrued current debt ..................................          --              292         (2,887)
         Accrued royalties .....................................        (1,566)          --             --
         Other accrued liabilities .............................          --           (1,039)        (1,806)
         Payables to related parties ...........................          --           (5,806)          (887)
         Advances from distributors and others .................          --             (160)       (19,201)
         Advances - Vivendi ....................................           996           --             --
         Deferred revenue - Vivendi ............................         1,385           --             --
         Deferred income .......................................        (1,923)          --             --
         Accumulated other comprehensive income ................             4           --             --
                                                                      --------       --------       --------
             Net cash provided by (used in) operating activities          (617)         2,622        (28,208)
                                                                      --------       --------       --------

Cash flows from investing activities:
   Purchases of property and equipment .........................          --             (337)          (207)
   Proceeds from sale of Shiny .................................          --             --           33,134
                                                                      --------       --------       --------
         Net cash (used in) provided by investing activities ...          --             (337)        32,927
                                                                      --------       --------       --------

Cash flows from financing activities:
   Net borrowings (payments) on line of credit .................          --             --           (1,576)
   (Repayment) borrowings from former Chairman .................          --             --           (3,218)
   Net proceeds from issuance of common stock ..................          --                3              4
   Repayment of note payable ...................................          --           (1,251)          --
   Repayment of debt ...........................................            61           --             --
   Proceeds from debt ..........................................          (586)          --             --
   Proceeds from exercise of stock options .....................          --             --               86
   Other financing activities ..................................          --             --             --
                                                                      --------       --------       --------
         Net cash used in financing activities .................          (525)        (1,248)        (4,704)
                                                                      --------       --------       --------
Net increase (decrease) in cash ................................        (1,142)         1,037             15
Cash, beginning of year ........................................         1,171            134            119
                                                                      --------       --------       --------
Cash, end of year ..............................................      $     29       $  1,171       $    134
                                                                      ========       ========       ========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (DOLLARS IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                             2004        2003        2002
                                                                            ------      ------      ------
Supplemental cash flow information:
    Cash paid during the year for interest ...........................      $ --        $  212      $  344

Suplemental disclosure of non-cash investing and financing activities:
    Dividend payable on partial conversion of preferred stock ........        --          --         1,229
    Accrued dividend on participating preferred stock ................        --          --           133
    Common stock issued under Product Agreement ......................        --          --           205


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.   DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), develop, publish and license out interactive entertainment software. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles, such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube. As of December 31, 2004, Titus Interactive, S.A. ("Titus"), a France-based developer, publisher and distributor of interactive entertainment software, owned 62% of the Company's common stock. The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "IPLY" or while non-compliant "IPLYE".

GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net operating loss of $4.7 million in 2004. Also at December 31, 2004, the Company had a stockholders' deficit of $17.4 million and a working capital deficit of $17.3 million. The Company has historically funded its operations primarily through the use of lines of credit (although the Company has not had the availability of such lines since October
2001), licensing fees, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

     To reduce working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles.
Management will continue to pursue various alternatives to improve future operating results, and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities.

     In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the
Company, a private placement of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. In this regard, the Company licensed to Bethesda Softworks LLC ("Bethesda") the rights to develop Fallout 3 on all platforms for a non refundable advance against royalties of $1.175 million and sold the Redneck Rampage intellectual property rights to Vivendi for $300,000.

     The Company anticipates its current cash reserves plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated expenditures into the second quarter of fiscal 2005. Consequently, the Company expects that it will need to substantially reduce its working capital needs and/or raise additional financing. However, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

     AUTHORIZED COMMON STOCK

     The Company has a total of 150,000,000 authorized shares of common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Productions Pty Ltd (Australia), Interplay Co., Ltd., (Japan) and Games On-line. All significant inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include, among others, sales returns and allowances, allowances for uncollectible receivables, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, and certain accrued liabilities related to restructuring activities and litigation. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

     The Company operates in a highly competitive industry that is subject to intense competition, potential government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

INVENTORIES

     Inventories consist of packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known. Based on management's evaluation, the Company has established a reserve at December 31, 2004 and 2003 of approximately $0 and $30,000 respectively.

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

LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted Financial Accounting Statements Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the estimated fair value, based on many models, including projected future undiscounted net cash flows from such asset (excluding interest) and replacement value, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144, which supercedes SFAS 121, also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations. Management has determined that no impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and identifiable intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. At December 31, 2004, the Company had no goodwill or intangible items subject to amortization.

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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. With the signing of the new Vivendi distribution agreement in August 2002, substantially all of the Company's sales are made by two related party distributors (Notes 6 and 12), Vivendi, which owns less than 5% of the outstanding shares of the Company's common stock at December 31, 2004, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus, the Company's largest stockholder.

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

     The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs. The reserve for estimated returns, exchanges, markdowns, price concessions and warranty costs was $0 and $0.4 million at December 31, 2004 and 2003, respectively. The amount of reserves ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

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

     In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01-09, "Accounting for Consideration given by a Vendor to a Customer". The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buy downs and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement resulted in a reduction of net sales of $0, $0, and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

ADVERTISING COSTS

     The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. Advertising costs approximated $1.2 million, $0.6 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

FOREIGN CURRENCY

     The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and Losses resulting from foreign currency transactions amounted to a $33,000 loss, $58,000 gain and $104,000 loss during the years ended December 31, 2004, 2003 and 2002, respectively, and are included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants. For the years ended December 31, 2004, 2003 and 2002, all options and warrants outstanding to purchase common stock were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares.

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

     Management establishes an allowance for doubtful accounts based on qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. Management reassesses the allowance for doubtful accounts each period. If management made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result. Accounts receivable are written off when all collection attempts have failed.

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

     At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost reflected in net income was $0, $0, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                         YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    2004          2003          2002
                                                                 ----------    ----------    ----------
                                                                      (Dollars in thousands, except
                                                                            per share amounts)
Net income (loss) available to common stockholders, as reported  $   (4,730)   $    1,404    $   15,014
Pro forma estimated fair value compensation expense ...........        --            (177)         (232)
                                                                 ----------    ----------    ----------
Pro forma net income (loss) available to common stockholders ..  $   (4,730)   $    1,227    $   14,782
                                                                 ==========    ==========    ==========
Basic net income (loss) per common share as reported ..........  $    (0.05)   $     0.01    $     0.18
Diluted net income (loss) per common share as reported ........  $    (0.05)   $     0.01    $     0.16
Basic pro forma net income (loss) per common share ............  $    (0.05)   $     0.01    $     0.16
Diluted pro forma net income (loss) per common share ..........  $    (0.05)   $     0.01    $     0.15

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between Generally Accepted Accounting Principles ("GAAP") in the United States and accounting principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS No. 151 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for public companies with calendar year ends no later than the beginning of the next fiscal year. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations and the method of transition adoption.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

     The promissory note receivable from Infogrames was paid in full in August 2002.

     The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:

                                                                   (In millions)
Sale price of Shiny .............................................    $  47.2
Net assets of Shiny at April 30, 2002 ...........................        2.3
Transaction related costs:
   Cash payment to Warner Brothers Entertainment,
     Inc. for consent to transfer Matrix license ................        2.2
   Note payable issued to Warner Brothers
     Entertainment, Inc. for consent
     to transfer Matrix license (Note 5) ........................        2.0
   Payment to Shiny's President & Shiny Group, Inc. .............        7.1
   Commission fees to Europlay I, LLC ...........................        3.9
   Legal fees ...................................................        0.9
                                                                     -------
Gain on sale ....................................................    $  28.8
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

4.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                           DECEMBER 31,
                                                        -----------------
                                                         2004       2003
                                                        ------     ------
                                                      (Dollars in thousands)
Prepaid royalties for titles in development ..          $ --       $  100
Prepaid royalties for shipped titles .........            --         --
Prepaid licenses and trademarks ..............            --          109
                                                        ------     ------
                                                        $ --       $  209
                                                        ======     ======


     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $2, $5.2 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     During the years ended December 31, 2004, 2003 and 2002, the Company wrote-off $.2 million, $2.9 million and $4.1 million, respectively, of prepaid royalties for titles in development that were impaired due to the cancellation of certain development projects, which the Company has recorded under cost of goods sold in the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                       ------------------------
                                                         2004             2003
                                                       -------          -------
                                                        (Dollars in thousands)
Computers and equipment ......................         $ 1,463          $ 6,071
Furniture and fixtures .......................               8               48
Leasehold improvements .......................            --                102
                                                       -------          -------
                                                         1,471            6,221
Less: Accumulated depreciation
   and amortization ..........................            (981)          (4,107)
                                                       -------          -------
                                                       $   490          $ 2,114
                                                       =======          =======


     For the years ended December 31, 2004, 2003 and 2002, the Company incurred depreciation and amortization expense of $.8 million, $1.4 million and $1.7 million, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company disposed of fully depreciated equipment having an original cost of $4.7 million, $4.6 and $0 million, respectively. Disposition of assets in 2004 generated a loss of $.9 million.

5.   PROMISSORY NOTES

     The Company issued to Warner Brothers Entertainment, Inc. ("Warner") a Secured Convertible Promissory Note bearing interest at 6% per annum, due April 30, 2003, in the principal amount of $2.0 million in connection with the sale of Shiny (Note 3). The note was issued in partial payment of amounts due Warner under the parties' license agreement for the video game based on the motion picture THE MATRIX, which was being developed by Shiny. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 or (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agrees to register with the Securities and Exchange Commission the shares of common stock to be issued in the event Warner exercises its conversion option. At December 31, 2004, the balance owed to Warner, including accrued interest, is $0.34 million. On or about October 9, 2003, Warner filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company entered into a settlement agreement on this litigation and entered into a payment plan with Warner to satisfy the balance of the note by January 30, 2004. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the remaining balance of $0.34 million payable in one remaining installment.

     The Company issued to Atari Interactive, Inc. ("Atari") a Promissory Note bearing no interest, due December 31, 2006, in the principal amount of $2.0 million in connection with Atari entering into tri-party agreements with the Company and its main distributors, Vivendi and Avalon. The note was issued in payment of all outstanding accrued royalties due Atari under the D&D license agreement which license was terminated by Atari on April 23, 2004. At December 31, 2004, the balance owed to Atari, is $1.3 million as a result of payments made by Vivendi and Avalon on the Company's behalf to Atari.

6.   ADVANCES FROM DISTRIBUTORS, RELATED PARTIES AND OTHERS

     Advances from distributors and OEMs consist of the following:

                                                                DECEMBER 31,
                                                           ---------------------
                                                            2004          2003
                                                           ------        -------
                                                          (Dollars in thousands)
Advances for other distribution rights .............       $  476        $  629
                                                           ======        ======

Net advance from Vivendi distribution
   agreement (related party) .......................       $2,989        $2,862
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

     In August 2002, the Company entered into a new distribution agreement with Vivendi whereby Vivendi will distribute substantially all of the Company products in North America for a period of three years as a whole and two years with respect to each product giving a potential maximum term of five years. Under the August 2002 agreement, Vivendi will pay the Company sales proceeds less amounts for distribution fees. Vivendi is responsible for all manufacturing, marketing and distribution expenditures, and bears all credit, price concessions and inventory risk, including product returns. Upon the Company's delivery of a gold master to Vivendi, Vivendi will pay the Company as a non-refundable minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement. The remaining amounts are due upon shipment of the titles to Vivendi's customers. Payments for future sales that exceed the projected initial shipment sales are paid on a monthly basis. In December 2002, the Company granted OEM rights and selected back catalog titles in North America to Vivendi. In January 2003, the Company granted Vivendi the right to distribute substantially all of our products in select rest-of-world countries. As of December 31, 2004, Vivendi had $2.9 million of its advance remaining to recoup under the rest-of-world countries and OEM back catalog agreements. As of December 2004, the Company earned $0.7 million of the $3.6 million advance related to future minimum guarantees on undelivered products.

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

     In September 2003, the Company terminated its distribution agreement with Vivendi as a result of their alleged breaches, including for non-payment of money owed to the Company under the terms of this distribution agreement. In October 2003, Vivendi and the Company reached a mutually agreed upon settlement and agreed to reinstate the 2002 distribution agreement. . Vivendi distributed the Company's games FALLOUT: BROTHERHOOD OF STEEL and BALDURS GATE: DARK ALLIANCE II in North America and Asia-Pacific (excluding Japan), and retained exclusive distribution rights in these regions for all of the Company's future titles through August 2005.

     Based on recent sales and royalty statements received in April 2004 from Vivendi, the Company believes that Vivendi incorrectly reported gross sales of its products under the 2002 Agreement as a result of its taking improper deductions for price protections it offered its customers. Vivendi has acknowledged this error. The Company currently believes the minimum amount due in additional proceeds is approximately $66,000, which we are currently investigating. .

     During 2003, the Company entered into two distribution agreements granting the distribution rights to certain titles for a total of $0.8 million in cash advance payments. As of December 31, 2004, approximately $0.2 of the advance has been earned.

     In March 2001, the Company entered into a supplement to a licensing agreement with a console hardware and software manufacturer under which it received an advance of $5.0 million. This advance was repaid with proceeds from the sale of Shiny.

     In July 2001, the Company entered into a distribution agreement with a distributor whereby the distributor would have the North American distribution rights to a future title. In return, the distributor paid the Company an advance of $4.0 million to be recouped against future amounts due to the Company based on net sales of the future title. In January

2002, the Company sold the publishing rights to this title to the distributor in connection with a settlement agreement entered into with the thrid party developer. The settlement agreement provided, among other things, that the Company assign its rights and obligations under the product agreement to the third party distributor. In consideration for assigning the product agreement to the distributor, the Company was not required to repay the $4.0 million advance nor repay $1.6 million related to past royalties and interest owed to the distributor. In addition, the Company agreed to forgive $0.6 million in advances previously paid to the developer. As a result, the Company recorded net revenues of $5.6 million and a related cost of $0.6 million in the year ended December 31, 2002.

7.   INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                             YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------
                                    2004               2003                2002
                                  -------             -------            -------
                                              (Dollars in thousands)
Domestic .............            $(4,574)            $ 1,289            $14,922
Foreign ..............                 (3)                 23               --
                                  -------             -------            -------
Total ................            $(4,577)            $ 1,312            $14,922
                                  =======             =======            =======


     The provision for income taxes is comprised of the following:

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                      2004              2003              2002
                                     ------            ------            ------
                                               (Dollars in thousands)
Current:
   Federal ...............           $ --              $ --              $ (225)
   State .................             --                --                --
   Foreign ...............             --                --                --
                                     ------            ------            ------
                                       --                --                (225)
Deferred:
   Federal ...............             --                --                --
   State .................             --                --                --
                                     ------            ------            ------
                                       --                --                --
                                     ------            ------            ------
                                     $ --              $ --              $ (225)
                                     ======            ======            ======


     The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $135 million and expires through the year 2023. The Company's NOL's for State tax reporting purposes approximate $70 million and expires through the year 2013. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code Section 382. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003, were suspended under provisions of California law.

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                             2004         2003          2002
                                            ------       ------        ------
Statutory income tax rate .............       34.0 %       34.0 %        34.0 %
State and local income taxes, net of
   Federal income tax benefit .........       --           --             2.0
   Valuation allowance ................      (39.5)       (39.5)        (36.0)
Other .................................                     5.5           5.5
                                                                         (1.5)
                                            ------       ------        ------
                                              --   %       --   %        (1.5)%
                                            ======       ======        ======


     The components of the Company's net deferred income tax asset (liability) are as follows:

                                                                DECEMBER 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
                                                          (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties ...............................    $   --       $ (1,343)
     Nondeductible reserves ..........................         938        1,843
     Reserve for advances ............................        (789)      (1,685)
     Accrued expenses ................................         870        1,089
     Foreign loss and credit carryforward ............       2,556        2,556
     Federal and state net operating losses ..........      51,753       49,735
     Research and development credit carryforward ....       2,374        2,374
     Other ...........................................        --           (119)
                                                          --------     --------
                                                            57,712       54,450
                                                          --------     --------

Non-current deferred tax asset (liability):
     Depreciation expense ............................        (117)        (117)
     Nondeductible reserves ..........................        --           --
                                                          --------     --------
                                                              (117)        (117)
                                                          --------     --------

Net deferred tax asset before
     valuation allowance .............................      57,712       54,334
Valuation allowance ..................................     (57,712)     (54,334)
                                                          --------     --------
Net deferred tax asset ...............................    $   --       $   --
                                                          ========     ========


         The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance on deferred tax assets increased $3.4 million during the year ending December 31, 2004 and decreased $0.05 million during the year ending December 31, 2003.

8.   COMMITMENTS AND CONTINGENCIES

ATARI TERMINATION

     On or about February 23, 2004, the Company received correspondence from Atari Interactive, Inc, the holder of the D&D license, alleging that the Company had failed to pay royalties due under the D&D license as of February 15, 2004. The company's rights to distribute titles under the D&D license were terminated by Atari on April 23, 2004.

     In July 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Vivendi that allows Vivendi to resume North American and international distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Vivendi, up to an amount of $1.0 million of which approximately $.3 million was still oustanding as of December 31, 2004. As a result we did not receive any proceeds from Vivendi since July 2004 and will most likely not receive any proceeds during 2005.

     In August 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Avalon that allows Avalon to resume European distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Avalon, as a result we did not receive any proceeds from this agreement in 2004. This agreement was terminated following Avalon's liquidation in February 2005.

PAYROLL TAXES

     At December 31, 2004, the Company had accrued approximately $117,000 for past due interest and penalties on the late payment of federal payroll taxes. The Company owes approximately $20,000 in past due Federal payroll taxes. As of December 31, 2004, the Company owes approximately $101,000 in past due payroll tax principal, penalties, or interest to the State of California. The Company owes approximately $64,000 in State Use tax. The Company also owes approximately $28,000 in property tax.

INSURANCE

     The Company's property, general liability, auto, workers compensation, fiduciary liability, Directors and Officers, and employment practices liability have been cancelled during the year ending December 31, 2004. The Company is current on its workers comp and employee health insurance premiums.

LEASES

     The Company has a month to month rental agreement for the office space it occupies including its corporate offices in Irvine, California.

     Total rent expense was $.4 million, $1.8 million, and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The company's headquarters were located in Irvine, California where the Company leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to satisfy this obligation and reach an agreement with its landlord, the Company subsequently forfeited its lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. The Company also owes an additional approximately $149,000 making a total owed to Arden by the Company of approximately $737,000. The Company negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has been unable to make any of the $60,000 per month payments. The Company signed a monthly rental agreement beginning in August 2004 at 1682 Langley Ave in Irvine, CA for its operations. The monthly payments are approximately $1,300 per month.

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

     On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and other Atari Interactive affiliates as well as the Company's subsidiary GamesOnline.com, Inc., alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GamesOnline.com, Inc. KBK has alleged that GamesOnline.com failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add the Company as a separate defendant. The Company counterclaimed against KBK and also against Atari Interactive for breach of contract, among other claims. GOL counterclaimed against KBK for breach of contract as KBK owes GOL $700,000 in guaranteed advanced fees under the term of the agreement. In addition, the Company filed an action against Atari Interactive for breach indemnity, among other claims. In October 2004, the California Superior court dismissed the legal action of KBK against the Company and its subsidiary GOL and granted a judgment to GOL in the cross complaint from GOL against KBK for $890,730. GOL dismissed its action against Atari Interactive in April 2005.

     On October 24, 2002, Synnex Information Technologies Inc ("Synnex") initiated legal proceedings against the company for various claims. The Company's attorney's have filed and obtained a motion to be relieved as counsel on August 10, 2004. The company has not yet retained replacement counsel in this action.

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that the Company failed to secure a timely effective date for a Registration Statement for the Company's shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2002 and that the Company is therefore liable to pay Special Situations $1.3 million. This matter was settled and the case dismissed in December 2003. Special Situations had entered into a settlement agreement with the Company contemplating payments over time. We are currently in default of the settlement agreement.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company stipulated to a judgment in favor of Warner Brothers and are in the process of satisfying the judgment, of which approximately $837,000 remained to be paid as of December 31, 2004. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, of which the Company is in default, for the remaining balance of $0.34 million payable in one remaining installment.

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

     On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has not accrued any amount for any remaining lease obligation, should such obligation exist. The Company is currently in default of the forbearance agreement.

     On or about April 19, 2004, Bioware Corporation filed a breach of contract action against the Company in the Superior Court for the State of California, County of Orange, alleging failure to pay royalties when due. At the time of filing, Bioware alleged that it was owed approximately $156,000 under various agreements for which it obtained a writ of attachment to secure payment of the alleged obligation if it is successful at trial. Bioware also sought and obtained a temporary restraining order prohibiting the Company from transferring assets up to the amount sought in the writ of attachment. The Company successfully opposed the preliminary injunction and vacated the temporary restraining order. Bioware subsequently dismissed their action.

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,406 plus interest, in connection with an exclusive distribution agreement. This claim was settled for $100,000, payable in twelve installments, however, the Company was unable to satisfy its payment obligations and consequently, Monte Cristo has filed a stipulated judgment against the Company in the amount of $100,000. If Monte Cristo executes the judgment, it will negatively affect the Company's cash flow, which could further restrict the Company's operations and cause material harm to its business.

     Snowblind entered into a partial settlement agreement on June 23, 2004 following the suit filed by Snowblind on November 19, 2003. Snowblind filed a second amended complaint against the Company on or about July 12, 2004 claiming various causes of action including but not limited to, breach of contract, account stated, open book account, and recission. The action was settled in April 2005 and the Company granted Snowblind the exclusive license to develop games using the DARK ALLIANCE Trademark under certain conditions. The Company retained the right to develop massively multiplayer online games using the DARK ALLIANCE trademark.

     In August 2003, Reflexive Entertainment, Inc. filed an action against the Company in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company.

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

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $90,000 in payroll tax penalties which it has accrued for at December 31, 2004. The Company has requested the abatement by the IRS of such penalties.

     The Company was unable to meet certain 2004 payroll obligations to its employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and set trial dates for August 2005.

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled. The Company subsequently entered into a new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. The Company is appealing the Labor Board fines.

     On December 29, 2004, Piper Rudnick LLP ("Piper Rudnick") filed an action against Interplay Entertainment Corp. for various claims for unpaid services. The Company is currently evaluating the merit of this lawsuit.

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

9.   STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2004, there were no shares of preferred stock outstanding.

     In April 2001, the Company completed a private placement of 8,126,770 units at $1.5625 per unit for total proceeds of $12.7 million, and net proceeds of approximately $11.7 million. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.75 per share, which are currently exercisable. If the

Company issues additional shares of common stock at a per share price below the exercise price of the warrants, then the warrants are to be repriced, as defined, subject to stockholder approval. The warrants expire in March 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement for the shares of common stock issued under the private placement becomes effective. The warrant expires four years after it vests. The registration statement was not declared effective by May 31, 2001 and in accordance with the terms of the agreement, the Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the registration statement was declared effective. During 2003, the Company settled with certain of these investors with respect to payment. During the years ended December 31, 2004, 2003, and 2002, the Company accrued a provision of $0, $0 million and $1.8 million, respectively, payable to these stockholders, which was charged to results of operations and classified as interest expense. The total amount accrued at December 31, 2004 and 2003 is $3.1 million and $3.1 million, respectively, which is included in accounts payable in the accompanying consolidated balance sheet.

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

     In August 2001, Titus converted 336,070 shares of Series A Preferred Stock into 6,679,306 shares of Common Stock. This conversion did not include accumulated dividends of $740,000 on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. In March 2002, Titus converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock. This conversion did not include accumulated dividends of $1.2 million on the Preferred Stock, these were reclassified as an accrued liability as Titus had elected to receive the dividends in cash. Collectively, Titus has 62% of the total voting power of the Company's capital stock at December 31, 2004. There were no accrued dividends as of December 31, 2004.

EMPLOYEE STOCK PURCHASE PLAN

     Under this plan, eligible employees may purchase shares of the Company's Common Stock at 85% of fair market value at specific, predetermined dates. In 2000, the Board of Directors increased the number of shares authorized to 300,000. Of the 300,000 shares authorized for issuance under the plan, approximately 84,877 shares remained available for issuance at December 31, 2003. Employees purchased zero, 6,458, and 21,652 shares in 2004, 2003 and 2002 for $0, $323 and $4,000, respectively. In 2003 the employee stock purchase plan was terminated.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 2004 is as follows:

Stock option plans:
       Outstanding ........................................              211,150
       Available for future grants ........................            7,829,282
Employee Stock Purchase Plan ..............................                 --
Warrants ..................................................            9,587,068
                                                                      ----------
 Total ....................................................           17,627,500
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

                                                                      YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   2004        2003       2002
                                                                 --------    --------   --------
                                                                       (Amounts in thousands,
                                                                     except per share amounts)
Net income (loss) available to common stockholders ...........   $ (4,730)   $  1,312   $ 15,014
   Interest related to conversion of secured convertible
      promissory note ........................................       --            92         82
                                                                 --------    --------   --------
   Dilutive net income (loss) available to common stockholders   $ (4,730)   $  1,404   $ 15,096
                                                                 --------    --------   --------
Shares used to compute net income (loss) per common share:

   Weighted-average common shares ............................     93,856      93,852     83,585

   Dilutive stock equivalents ................................       --        10,462     12,485
                                                                 --------    --------   --------
   Dilutive potential common shares ..........................     93,856     104,314     96,070
                                                                 ========    ========   ========
Net income (loss) per common share:
   Basic .....................................................   $  (0.05)   $   0.01   $   0.18
   Diluted ...................................................   $  (0.05)   $   0.01   $   0.16

     There were options and warrants outstanding to purchase 9,798,218 shares of common stock at December 31, 2004, which were excluded from the earnings per common share computation as the exercise price was greater than the average market price of the common shares. The dilutive stock equivalents in the above calculation related to the outstanding convertible debentures at December 31, 2004, which the Company utilized the "if converted" method pursuant to SFAS 128.

     Due to the net loss attributable for the year ended December 31, 2004, on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. Had net income been reported for the year ended December 31, 2004, an additional 13,694,739 shares would have been added to dilutive potential common shares. The weighted average exercise price at December 31, 2004, 2003 and 2002 was $1.84, $1.84 and $1.99, respectively, for the options and warrants outstanding.

     In August 2000, the Company issued a warrant to purchase up to 100,000 shares of the Company's Common Stock. The warrant vested at certain dates over a one year period and had exercise prices between $3.00 per share and $6.00 per share. The warrant expired in August 2003 unexercised.

                                                        YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------
                                    2004                         2003                         2002
                         ---------------------------- ---------------------------- ------------------------
                                           WEIGHTED                      WEIGHTED                  WEIGHTED
                                           AVERAGE                        AVERAGE                   AVERAGE
                                           EXERCISE                      EXERCISE                  EXERCISE
                            SHARES          PRICE         SHARES           PRICE       SHARES        PRICE
                         ---------------------------- ---------------------------- -------------  ---------
Warrants outstanding at
  beginning of year         9,587,068         $1.84       9,687,068         $1.99     9,687,068       $1.99
   Granted                      --              --            --              --          --            --
   Exercised                    --              --            --              --          --            --
   Canceled                     --              --        (100,000)          4.50         --            --
                         -------------                --------------               -------------
Warrants outstanding
   at end of year           9,587,068         $1.84       9,587,068         $1.84     9,687,068       $1.99
                         =============                ==============               =============
Warrants exercisable        9,587,068                     9,587,068                   9,187,068
                         =============                ==============               =============


     There were no warrants granted in 2004, 2003, and 2002 respectively.

     A detail of the warrants outstanding and exercisable as of December 31, 2004 is as follows:

                                          WARRANTS OUTSTANDING AND EXERCISABLE
                                          -------------------------------------
                                                        WEIGHTED
                                                         AVERAGE      WEIGHTED
                                                        REMAINING      AVERAGE
                                           NUMBER        CONTRACT     EXERCISE
RANGE OF EXERCISE PRICES                 OUTSTANDING      LIFE          PRICE
--------------------------------          ---------     ---------     ---------
$1.56 - $1.56 ..................            500,000          2.50     $    1.56
$1.75 - $1.75 ..................          8,626,770          1.47          1.75
$3.79 - $3.79 ..................            460,298          5.29          3.79
$3.00 - $6.00
                                          ---------     ---------     ---------
$1.56 - $6.00 ..................          9,587,068          3.09     $    1.84
                                          =========     =========     =========


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

     The Company has treated the difference, if any, between the exercise price and the estimated fair market value as compensation expense for financial reporting purposes, pursuant to APB 25. Compensation expense for the vested portion aggregated $0, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following is a summary of option activity pursuant to the Company's stock option plans:


                                                        YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------
                                    2004                         2003                         2002
                         ---------------------------- ---------------------------- ------------------------
                                           WEIGHTED                      WEIGHTED                  WEIGHTED
                                           AVERAGE                        AVERAGE                   AVERAGE
                                           EXERCISE                      EXERCISE                  EXERCISE
                            SHARES          PRICE         SHARES          PRICE        SHARES        PRICE
                         ---------------------------- ---------------------------- -------------  ---------
Options outstanding at
  beginning of year           425,985         $1.95      1,091,697        $3.10      4,007,969      $2.57
   Granted                      5,000          0.08        130,000         0.09            --          --
   Exercised                     --             --            --            --        (639,541)      0.14
   Canceled                  (219,835)         1.85       (795,712)        3.22     (2,276,731)      3.44
                         ------------                 ------------                 -----------
Options outstanding
  at end of year              211,150         $2.02        425,985        $1.95      1,091,697      $3.10
                         ============                 ============                 ===========
   Options exercisable        171,686                      243,890                     744,892
                         ============                 ============                 ===========

     The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization. There were 5,000 and 130,000 options granted in 2004 and 2003, respectively. The 2004 grants of stock options were granted to a member of the Board of Directors at the time and have since been canceled.


                                                        YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         2004           2003
                                                       --------       --------
Risk free rate .................................           4.0%           4.0%
Expected life ..................................            10        7.2 years
Expected volatility ............................           160%           164%
Expected dividends .............................          --             --
Weighted- average grant-date fair value
   of options granted ..........................       $   0.08       $   0.09



     A detail of the options outstanding and exercisable as of December 31, 2004 is as follows:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                            --------------------------------      --------------------
                                         WEIGHTED
                                         AVERAGE      WEIGHTED                 WEIGHTED
                                         REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE           NUMBER       CONTRACT     EXERCISE    NUMBER       EXERCISE
     PRICES               OUTSTANDING      LIFE        PRICE    OUTSTANDING     PRICE
----------------------      -------      -------      -------     -------      -------
$0.09 - $0.09 ........       70,000         8.86      $  0.09      43,336      $  0.09

$0.68 - $2.69 ........      100,500         5.23         2.06      89,700         2.22

$3.25 - $4.94 ........       28,500         4.81         4.02      26,500         4.06

$8.00 - $8.00 ........       12,150         1.91         8.00      12,150         8.00
                            -------      -------      -------     -------      -------
$0.09 - $8.00 ........      211,150         6.19      $  2.02     171,686      $  2.37
                            =======      =======      =======     =======      =======

PROFIT SHARING 401(K) PLAN

     The Company sponsors a 401(k) plan ("the Plan") for most full-time employees. The Company matches 50% of the participant's contributions up to 6% of the participant's base compensation. The profit sharing contribution amount is at the sole discretion of the Company's Board of Directors. Current year contributions were zero. Participants vest at a rate of 20% per year after the first year of service for profit sharing contributions and 20% per year after the first two years of service for matching contributions. Participants become 100% vested upon death, permanent disability or termination of the Plan. Benefit expense for the years ended December 31, 2004, 2003 and 2002 was $29,000, $150,000 and $79,000, respectively. The 401(k) plan was cancelled during 2004.

12.  RELATED PARTY TRANSACTIONS

     Amounts receivable from and payable to related parties are as follows:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                    (Dollars in thousands)
Receivables from related parties:
        Titus TSC .....................          $        327      $        313
        Titus KK ......................                  --        $          6
        Titus SARL ....................                    18                43
        VIE Acquisition group .........                    10              --
        Avalon ........................                 2,025               893
        Less Reserves .................                (2,370)             (691)
                                                 ------------      ------------
        Total .........................          $         10      $        564
                                                 ============      ============

Payables to related parties:
        Vivendi .......................          $       --        $      1,634
                                                 ------------      ------------
        Total .........................          $       --        $      1,634
                                                 ============      ============


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

     The Company performed certain distribution services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $0, $5,000, and $22,000 for the years ended December 31, 2004, 2003, and 2002.

     As of December 31, 2004 and December 31, 2003, Titus and its affiliates excluding Avalon owed the Company $370,000 and $362,000, respectively. The Company owed Titus and its affiliates excluding Avalon $30,000 and $0 as of December 31, 2004 and December 31, 2003 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     The Company has an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provides for the exclusive distribution of substantially all of the Company's products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, the Company pays Avalon a distribution fee based on net sales, and Avalon provides certain market preparation, warehousing, sales and fulfillment services on its behalf. In connection with the International Distribution Agreement with Avalon, the Company incurred distribution commission expense of $62,000 and $.9 million, and $.9 million, for the twelve months ended December 31, 2004, 2003, and 2002 respectively. In addition, the Company recognized overhead fees of $0, $0 and $.5 million for the twelve months ended December 31, 2004, 2003, and 2002 respectively. Also in connection with this International Distribution Agreement, the Company subleased office space from Avalon. Rent expense paid to Avalon was $0, $27,000 and $104,000 for the years ended December 31, 2004, 2003, and 2002. This agreement was terminated as a result of Avalon's liquidation in February 2005.

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, the Company entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, the Company's Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at December 31, 2004 was approximately $254,000. The total receivable due from TSC is approximately $327,000 as of December 31, 2004. The majority of the additional $73,000 was due to TSC subletting office space and miscellaneous other items.

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

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, the Company began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents the Company as an agent in regard to certain sales transactions in Japan. This representation agreement has not yet been approved by the Company's Board of Directors and is currently being reviewed by them. The Company's Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on the Company's behalf. As of December 31, 2004 the Company had a zero balance with Titus Japan. During the twelve months ending December 31, 2004 the Company's Japan subsidiary paid to Titus Japan approximately $209,000 in commissions and publishing and staff services. The Company's Japan subsidiary had approximately $369,000 in revenue in the twelve months ending December 31, 2004.

TRANSACTIONS WITH TITUS SARL

     As of December 31, 2004 and 2003 the Company has a receivable of approximately $18,000 and $43,000 respectively for product development services that the Company provided. Titus SARL was placed into involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, the Company engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month agreement pursuant to which GIE Titus or its agents shall provide to the Company certain foreign administrative and legal services at a rate of $5,000 per month. At December 31, 2004 the Company had payables and receivables of $0 to GIE Titus Interactive Group. The agreement was terminated in the fourth quarter of 2004. Titus GIE was placed into involuntary liquidation in January 2005

TRANSACTIONS WITH VIE ACQUISITION GROUP

     Approximately $42,000 and $0 was paid to VIE Acquisition Group for management services provided during the twelve months ended December 31, 2004 and 2003.

13.  CONCENTRATION OF CREDIT RISK

     Avalon was the exclusive distributor for most of the Company's products in Europe, the Commonwealth of Independent States, Africa and the Middle East. The Company's agreement with Avalon was terminated following the liquidation of Avalon in February 2005. The Company subsequently appointed its wholly owned subsidiary Interplay Productions Ltd as its distributor for Europe.

     Vivendi has exclusive rights to distribute the Company's products in North America and selected International territories. The Company's agreement with Vivendi will expire in August 2005 for most of its products.

     The Company's revenues and cash flows could fall significantly and its business and financial results could suffer material harm if:

     o    The Company fail to replace Vivendi as our distributor; or

     o    Interplay   Productions  Ltd  fails  to  effectively   distribute  the
          Company's products.

     The Company typically sells to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. The Company confronts the risk of non-payment from its customers, whether due to their financial inability to pay, or otherwise. In addition, while the Company's maintains a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to the Company's business.

     For the years ended December 31, 2004, 2003 and 2002, Avalon accounted for approximately 70%, 12% and 11%, respectively, of net revenues in connection with the International Distribution Agreement (Note 12). Vivendi accounted for 21%, 82%, and 71% of net revenues in the years ended December 31, 2004, 2003 and 2002, respectively.

14.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                                 YEARS ENDED DECEMBER 31,
                      ----------------------------------------------------------------------------
                              2004                        2003                        2002
                      ---------------------       --------------------       ---------------------
                       AMOUNT       PERCENT        AMOUNT      PERCENT        AMOUNT       PERCENT
                      -------       -------       -------      -------       -------       -------
                      (Dollars in thousands)     (Dollars in thousands)      (Dollars in thousands)
North America ..      $ 1,544           100%      $13,541           37%      $26,184            60%
Europe .........        8,706          --           5,682           16         4,988            11
Rest of World ..        1,228          --             802            2           686             2
OEM, royalty and
   licensing ...        1,720          --          16,276           45        12,141            27
                      -------       -------       -------      -------       -------       -------
                      $13,198           100%      $36,301          100%      $43,999           100%
                      =======       =======       =======      =======       =======       =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follow:

                                                  MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                                                -----------    -----------    -----------    -----------
                                                     (Dollars in thousands, except per share amounts)
Year ended December 31, 2004:
Net revenues .............................      $     6,917    $     1,201    $       268    $     4,811
                                                ===========    ===========    ===========    ===========
Gross profit .............................      $     3,326    $     1,783    $       679    $       583
                                                ===========    ===========    ===========    ===========
Net income (loss) ........................      $      (903)   $    (1,954)   $    (1,467)   $      (406)
                                                ===========    ===========    ===========    ===========

Net income (loss) per common share basic .      $     (0.01)   $     (0.02)   $     (0.02)   $     (0.00)
                                                ===========    ===========    ===========    ===========
Net income (loss) per common share diluted      $     (0.01)   $     (0.02)   $     (0.02)   $     (0.00)
                                                ===========    ===========    ===========    ===========

Year ended December 31, 2003:
Net revenues .............................      $    18,762    $     1,269    $     4,727    $    11,543
                                                ===========    ===========    ===========    ===========
Gross profit .............................      $    11,777    $       155    $     2,878    $     8,371
                                                ===========    ===========    ===========    ===========
Net income (loss) ........................      $     5,576    $    (5,376)   $    (2,189)   $     3,301
                                                ===========    ===========    ===========    ===========

Net income (loss) per common share basic .      $      0.06    $      0.06    $     (0.02)   $      0.04
                                                ===========    ===========    ===========    ===========
Net income (loss) per common share diluted      $      0.06    $      0.06    $     (0.02)   $      0.04
                                                ===========    ===========    ===========    ===========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


                                                   TRADE RECEIVABLES ALLOWANCE
                                 ---------------------------------------------------------
                                   BALANCE AT     PROVISIONS FOR                BALANCE AT
                                  BEGINNING OF       RETURNS      RETURNS AND     END OF
            PERIOD                   PERIOD       AND DISCOUNTS    DISCOUNTS      PERIOD
            ------                ------------    ------------    ----------    ----------
Year ended December 31, 2002      $    7,541      $    2,586      $   (9,041)   $    1,086
                                  ==========      ==========      ==========    =========

Year ended December 31, 2003      $    1,086      $      864      $   (1,225)   $     725
                                  ==========      ==========      ==========    =========

Year ended December 31, 2004       $     725      $    1,681      $     --      $   2,406
                                  ==========      ==========      ==========    =========