Form 10-Q
period 2005-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2005-06-21
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                       ISSUED AND OUTSTANDING AT JUNE 7, 2005
             -----                       --------------------------------------

Common Stock, $0.001 par value                         93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                 --------------


                                                                           Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            March 31, 2005 (unaudited) and December 31, 2004                  3

            Condensed Consolidated Statements of Operations
            for the Three Months ended March 31, 2005 and
            2004 (unaudited)                                                  4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months ended March 31, 2005 and
            2004 (unaudited)                                                  5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                            6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               15

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                       23

Item 4.     Controls and Procedures                                           23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 24

Item 3.     Defaults Upon Senior Securities                                   24

Item 6.     Exhibits                                                          24

SIGNATURES                                                                    25

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                        MARCH 31,   DECEMBER 31,
ASSETS                                                    2005          2004
                                                        ---------     ---------
Current Assets:                                        (unaudited)
     Cash ..........................................    $      43     $      29
     Restricted Cash ...............................         --               2
     Trade receivables from related parties,
         net of allowances of $2,370 and
         $2,370, respectively ......................           20            10
     Trade receivables, net of allowances
         of $94  and $34 ...........................          305           139
     Inventories ...................................           30            26
     Prepaid licenses and royalties ................           20          --
     Deposits ......................................         --            --
     Prepaid expenses ..............................           26          --
     Other current assets ..........................           11           137
                                                        ---------     ---------
         Total current assets ......................          455           343

Property and equipment, net ........................          410           490
                                                        ---------     ---------
         Total assets ..............................    $     865     $     833
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt ..................................    $   1,661     $   1,575
     Accounts payable ..............................        8,949         8,772
     Accrued royalties .............................        3,500         3,501
     Deferred income ...............................          476           475
     Advances from former related party ............        3,857         3,872
                                                        ---------     ---------
         Total current liabilities .................       18,443        18,195
                                                        ---------     ---------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000
         shares authorized; no shares issued or
         outstanding, respectively,
     Common stock, $0.001 par value 150,000,000
         shares authorized; 93,855,634 shares
         issued and outstanding ....................           94            94
     Paid-in capital ...............................      121,640       121,640
     Accumulated deficit ...........................     (139,427)     (139,211)
     Accumulated other comprehensive income ........          115           115
                                                        ---------     ---------
         Total stockholders' deficit ...............      (17,578)      (17,362)
                                                        ---------     ---------
         Total liabilities and stockholders'
            deficit ................................    $     865     $     833
                                                        =========     =========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           2005          2004
                                                         --------      --------
                                                         (In thousands, except
                                                           per share amounts)

Net revenues .......................................     $    793      $  6,917
Net revenues from related party distributors .......         --           1,492
                                                         --------      --------
    Total net revenues .............................          793         8,409
Cost of goods sold .................................          171         5,083
                                                         --------      --------
    Gross profit ...................................          622         3,326

Operating expenses:
   Marketing and sales .............................          103           991
   General and administrative ......................          648         1,206
   Product development .............................           81         2,007
                                                         --------      --------
      Total operating expenses .....................          832         4,204
                                                         --------      --------
Operating (loss) income ............................         (210)         (878)

Other income (expense):
    Interest expense ...............................           (6)          (14)
    Other ..........................................         --             (11)
                                                         --------      --------

Income before benefit for income taxes .............         (216)         (903)
Benefit for income taxes ...........................         --            --
                                                         --------      --------
Net (loss) income ..................................         (216)         (903)
                                                         --------      --------

Cumulative dividend on participating
    preferred stock ................................         --            --
                                                         --------      --------

Net (loss) income available to common
    stockholders ...................................     $   (216)     $   (903)
                                                         ========      ========

Net (loss) income per common share:
    Basic ..........................................     $  (0.00)     $  (0.01)
                                                         ========      ========
    Diluted ........................................     $  (0.00)     $  (0.01)
                                                         ========      ========

Shares used in calculating (loss) net income
    per common share:
    Basic ..........................................       93,856        93,856
                                                         ========      ========
    Diluted ........................................       93,856        93,856
                                                         ========      ========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                    2005       2004
                                                                  -------    -------
                                                                     (In thousands)
Cash flows from operating activities:
   Net (loss) income ..........................................   $  (216)   $  (903)
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ...........................        79        283
      Non-cash interest expense ...............................      --         --
      Changes in operating assets and liabilities:
         Trade receivables from related parties ...............       (10)       295
         Trade receivables, net ...............................      (166)        (4)
         Inventories ..........................................        (4)       (88)
         Prepaid licenses and royalties .......................       (20)       (90)
         Other current assets, net ............................       101       (548)
         Accounts payable .....................................       264      2,514
         Accrued royalties ....................................      --          205
         Payables to former related parties ...................       (15)        10
         Advances .............................................      --       (2,295)
                                                                  -------    -------
            Net cash provided by (used in) operating activities        14       (621)
                                                                  -------    -------

Cash flows from investing activities:
   Purchase of property and equipment .........................      --           (5)
                                                                  -------    -------
            Net cash used in investing activities .............      --           (5)
                                                                  -------    -------

Cash flows from financing activities:
   Repayment of current debt ..................................      --         (515)
                                                                  -------    -------
            Net cash provided by (used in) financing activities      --         (515)
      Effect of exchange rate changes on cash .................      --           (2)
      Net increase (decrease) in cash .........................        14     (1,143)
Cash, beginning of period .....................................        29      1,171
                                                                  -------    -------
Cash, end of period ...........................................   $    43    $    28
                                                                  =======    =======

Supplemental cash flow information:
    Cash paid for:
            Interest ..........................................   $     6    $     6

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

         The Company's independent public accountants included a "going concern" explanatory paragraph in their audit report on the December 31, 2004 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

         In addition, the Company continues to seek and expects to require external sources of funding, including but not limited to, a sale or merger of the Company, a private placement of the Company's securities, the sale of selected assets, the licensing of certain product rights, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives.

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

         See Note 5 for additional factors relating to the Company's going concern status.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

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

REVENUE RECOGNITION

         Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. With the signing of the new Vivendi distribution agreement in August 2002, substantially all of the Company's sales were made by two related party distributors (Note 6), Vivendi, which owns less than 5% of the outstanding shares of the Company's common stock at March 31, 2005, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus, the Company's largest stockholder.

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

         The Company also engages in the licensing of rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist for the Company.

STOCK-BASED EMPLOYEE COMPENSATION

         At March 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred stock-based employee compensation expense for the three months ended March 31, 2005 and 2004. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2005        2004
                                                            -------     -------
                                                          (Dollars in thousands,
                                                             except per share
                                                                 amounts)

Net income (loss) available to common stockholders,
   as reported .......................................      $  (216)    $  (903)

Pro forma compensation expense .......................           (2)        (16)
                                                            -------     -------
Pro forma net income (loss) available to common
   stockholders ......................................      $  (218)    $  (919)
                                                            =======     =======
Earnings (loss) per common share, as reported
   Basic .............................................      $   --      $ (0.01)
   Diluted ...........................................      $   --      $ (0.01)

Earnings per common share, pro forma
   Basic .............................................      $ (0.00)    $ (0.01)
   Diluted ...........................................      $ (0.00)    $ (0.01)


RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements discussed in the notes to the December 31, 2004 audited financial statements, filed previously with the SEC in Form
10-K, that were required to be adopted during the period ended March 31, 2005 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                         MARCH 31,         DECEMBER 31,
                                           2005                2004
                                         ---------          ---------
                                             (Dollars in thousands)
Packaged software ...................     $     30          $      26
                                          ========          =========

NOTE 3.  PREPAID LICENSES AND ROYALTIES

         Prepaid licenses and royalties consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2005          2004
                                                        --------      --------
                                                         (Dollars in thousands)
Prepaid royalties for titles in development .........   $     20      $      0
                                                        ========      ========

         Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 and $0 for the three months ended March 31, 2005 and 2004, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 and $0 for the three months ended March 31, 2005 and 2004, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

         Advances  from  distributors  and  original   equipment   manufacturers
("OEMs") consist of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           2005         2004
                                                        ----------   ----------
                                                         (Dollars in thousands)

Advances for other distribution rights ............     $      475   $      476
                                                        ==========   ==========

Net advance from Vivendi distribution agreements ..     $    3,857   $    3,872
                                                        ==========   ==========

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

         On September 16, 2002, Knight Bridging Korea Co., Ltd ("KBK") filed a $98.8 million complaint for damages against Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) and other Atari Interactive affiliates as well as our subsidiary GamesOnline.com, Inc., ("GOL") alleging, among other things, breach of contract, misappropriation of trade secrets, breach of fiduciary duties and breach of implied covenant of good faith in connection with an electronic distribution agreement dated November 2001 between KBK and GOL. KBK has alleged that GOL failed to timely deliver to KBK assets to a product, and that it improperly disclosed confidential information about KBK to Atari. KBK amended its complaint to add us as a separate defendant. GOL counterclaimed against KBK for breach of contract as KBK owes GOL $700,000 in guaranteed advanced fees under the term of the agreement. In addition, the Company filed an action against Atari Interactive for breach of indemnity, among other claims. In October 2004, the California Superior court dismissed the legal action of KBK against the Company and its subsidiary GOL and granted a judgment to GOL in the cross complaint from GOL against KBK for $890,730. GOL dismissed its action against Atari Interactive in April 2005.

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

         On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against us in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. We owe a remaining balance of approximately $0.34 million payable in one remaining installment.

         In March 2004, we instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne") Battleborne was developing a console product for us tentatively titled "Airborne: Liberation". Our complaint alleges that Battleborne repudiated the contract with us

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

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

         On March 27, 2003, KDG France SAS ("KDG") filed an action against Interplay OEM, Inc. and Herve Caen for various claims. On December 29, 2003 a settlement agreement was entered into whereby Herve Caen was dismissed from the action. Further the settlement was entered into with Interplay OEM only in the amount of $170,000 however KDG reserved its rights to proceed against the Company if the settlement payment was not made. As of this date the settlement payment was not made.

         In July 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Vivendi that allows Vivendi to resume North American and international distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Vivendi, up to an amount of $1.0 million of which approximately $.1 million was still outstanding as of March 31, 2005. As a result we did not receive any proceeds from Vivendi since July 2004.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

         The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $117,000 in payroll tax penalties which it has accrued for at March 31, 2005.

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

NOTE 6.  EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings or (loss) per common share is computed as net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period and does not include the impact of any potentially dilutive securities. Diluted earnings per common share is computed by dividing the net earnings attributable to the common stockholders by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and other equity instruments.

                                                          2005           2004
                                                        --------       --------
                                                         (In thousands, except
                                                           per share amounts)

Net income (loss) available to common stockholders      $   (216)      $   (903)
                                                        --------       --------
Interest related to conversion of secured
   convertible promissory note ...................      $   --         $   --
                                                        --------       --------
Dilutive net income (loss) available to common
   stockholders ..................................      $   --         $   --
Shares used to compute income (loss) per share:
   Weighted-average common shares ................        93,856         93,856
   Dilutive stock equivalents ....................          --             --
                                                        --------       --------
   Dilutive potential common shares ..............        93,856         93,856
                                                        ========       ========
Net Income (loss) per common share:
   Basic .........................................      $   --         $  (0.01)
   Diluted .......................................      $   --         $  (0.01)
                                                        --------       --------

         There were options and warrants outstanding to purchase and 9,798,218 shares of common stock at March 31, 2005 and 2004, respectively, which were excluded from the earnings per share computation for the three months ended March 31, 2004, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at March 31, 2005 and 2004 was $1.84 and $1.84 respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

NOTE 7.  RELATED PARTIES

         Amounts receivable from and payable to related parties are as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2005            2004
                                                        -------         -------
                                                         (Dollars in thousands)
Receivables from related parties:
       Titus TSC ...............................        $   327         $   327
       Titus KK ................................           --              --
       Titus Sarl ..............................             18              18
       VIE Acquisition Group ...................             20              10
       Avalon ..................................          2,025           2,025
       Allowance for doubtful accounts .........         (2,370)         (2,370)
                                                        -------         -------
       Total ...................................        $    20         $    10
                                                        =======         =======

Payables to related parties:
       Titus GIE ...............................           --              --
                                                        -------         -------
       Total ...................................        $  --           $  --
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

         As of March 31, 2005 and December 31, 2004, Titus and its affiliates excluding Avalon owed us $365,000 and $355,000, respectively. We owed Titus and its affiliates excluding Avalon $0 and $0 as of March 31, 2005 and December 31, 2004 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

         We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provided certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $0 and $1.4.million, for the three months ended March 31, 2005, and 2004 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

TRANSACTIONS WITH TITUS SOFTWARE

         In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at March 31, 2004 was approximately $254,000. The total receivable due from TSC is approximately $327,000 as of March 31, 2005. The majority of the additional approximately $73,000 was due to TSC subletting office space and miscellaneous other items.

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

TRANSACTIONS WITH TITUS JAPAN

         In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of March 31, 2005 we had a zero balance with Titus Japan. During the three months ending March 31, 2005 our Japanese subsidiary paid to Titus Japan approximately $97,000 in commissions, marketing and publishing staff services. Our Japanese subsidiary had approximately $184,000 in revenue in the three months ending March 31, 2005.

TRANSACTIONS WITH TITUS SARL

         As of March 31, 2005 and March 2004 we have receivables of $18,000 and $43,000 respectively for product development services that we provided. Titus SARL was placed into involuntary liquidation in January 2005. These receivables have been fully reserved.

TRANSACTIONS WITH TITUS GIE

         In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of March 31, 2005, we had a zero balance with Titus GIE Interactive Group. Titus GIE was placed into involuntary liquidation in January 2005.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                 MARCH 31, 2005

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues by geographic regions were as follows:

                                         THREE MONTHS ENDED MARCH 31,
                               ------------------------------------------------
                                       2005                        2004
                               --------------------        --------------------
                               AMOUNT       PERCENT        AMOUNT       PERCENT
                               ------        ------        ------        ------
                                            (Dollars in thousands)
North America ..........       $   37             5%       $  339             4%
Europe .................          457            58         6,920            82
Rest of World ..........          240            31           944            11
OEM, royalty
  and licensing ........           59             2           206             2
                               ------        ------        ------        ------
                               $  793            96%       $8,409            99%
                               ======        ======        ======        ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer and publisher of interactive entertainment software for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2004, as amended, and presumes that readers have access to, and will have read, the "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

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

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", financing activities, future cash flows, cash constraints, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assume that we will continue as a going concern. Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled "Risk Factors" in Item 7 of our Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (the "SEC"). Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

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

         We also engage in the licensing of rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. We recognize revenue when the rights have been transferred and no other obligations exist for the Company.

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

         During the three months ended March 31, 2005 and 2004, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $0 million respectively. Our prepaid royalty balances at March 31, 2005 was $0, net of reserves of $.869 million.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                               THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------
                                               2005                  2004
                                        ------------------   ------------------
                                                   % OF NET             % OF NET
                                         AMOUNT    REVENUES   AMOUNT    REVENUES
                                        -------    -------   -------    -------
                                                   (Dollars in thousands)

Net revenues ........................   $   793      100 %   $ 8,409      100 %
Cost of goods sold ..................       171       22 %     5,083       60 %
                                        -------    -------   -------    -------
     Gross profit ...................       622       78 %     3,326       40 %
                                        -------    -------   -------    -------

Operating expenses:
     Marketing and sales ............       103       13 %       991       12 %
     General and administrative .....       648       82 %     1,206       14 %
     Product development ............        81       10 %     2,007       23 %
                                        -------    -------   -------    -------
     Total operating expenses .......       832      105 %     4,204       49 %
                                        -------    -------   -------    -------
Operating income (loss) .............      (210)     (26)%      (878)     (10)%
Other expense .......................        (6)      (1)%       (25)       0 %
                                        -------    -------   -------    -------
Net income (loss) ...................   $  (216)     (26)%   $  (903)     (11)%
                                        =======    =======   =======    =======

Net revenues by geographic region:
     North America ..................   $    37        5 %   $   339        4 %
     International ..................       697       88 %     7,864       94 %
     OEM, royalty and licensing .....        59        7 %       206        2 %
                                        -------    -------   -------    -------
                                            793      100 %     8,409      100 %
                                        =======    =======   =======    =======


Net revenues by platform:
     Personal computer ..............   $   132       17 %   $   694        8 %
     Video game console .............       602       77 %     7,509       89 %
     OEM, royalty and licensing .....        59        6 %       206        3 %
                                        -------    -------   -------    -------
                                            793      100 %     8,409      100 %
                                        =======    =======   =======    =======

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

         Geographically, our net revenues for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                      2005       2004      CHANGE     % CHANGE
                                     -------    -------    -------     -------
North America ...................    $    37    $   339    $  (302)      (89)%
International ...................        697      7,864    $(7,167)      (91)%
OEM, Royalty & Licensing ........         59        206    $  (147)      (72)%
Net Revenues ....................        793      8,409    $(7,616)      (91)%

         Net revenues for the three months ended March 31, 2005 were $.8 million, a decrease of 91% compared to the same period in 2004. This decrease resulted from an 89% decrease in North American net revenues and a 72% decrease in OEM, royalties and licensing revenues International sales decreased 91% net revenues.

         North American net revenues for the three months ended March 31, 2005 were $0.4 million. The decrease in North American net revenues in 2005 was mainly due to an 89% decrease in back catalog sales.

         International net revenues for the three months ended March 31, 2005 were $.697 million. The decrease in International net revenues for the three months ended March 31, 2005 was mainly due to releasing BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe in 2004. Overall, we had a $7.6 million decrease in revenue compared to the 2004 period.

         OEM, royalty and licensing net revenues for the three months ended March 31, 2005 were $0.59 million, a decrease of $.147 million as compared to the same period in 2004.

PLATFORM NET REVENUES

         Our platform net revenues for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                      2005       2004      CHANGE     % CHANGE
                                     -------    -------    -------     -------
Personal Computer ...............    $   132    $   694    $  (562)      (81)%
Video Game Console ..............        602      7,509    $(6,907)      (92)%
OEM, Royalty & Licensing ........         59        206    $  (147)      (72)%
Net Revenues ....................        793      8,409    $(7,916)      (95)%

         PC net revenues for the three months ended March 31, 2005 were $0.13 million, a decrease of 81% compared to the same period in 2004. The decrease in PC net revenues in 2005 was primarily due to lower back catalog sales. Video game console net revenues were $.602 million, a decrease of 92% for the three months ended March 31, 2005 compared to the same period in 2004, due to releasing BALDUR'S GATE: DARK ALLIANCE II and FALLOUT: BROTHERHOOD OF STEEL in Europe in 2004.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

         Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                    2005        2004      CHANGE     % CHANGE
                                  -------     -------     -------     -------
Net Revenues ................     $   793     $ 8,409     $(7,616)       (90)%
Cost of Goods Sold ..........         171       5,083      (4,912)       (96)%
Gross Profit Margin .........         622       3,326      (2,704)       (81)%

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

         Our cost of goods sold decreased 96% to $.171 million in the three months ended March 31, 2005 compared to the same period in 2004. The decrease was due to no amortization of prepaid royalties on externally developed products in the three months ended March 31, 2005 as compared to the 2004 period, as revenue was generated from non-licensed products or products with no unrecouped prepaid royalties.

         Our gross margin increased to 79% for the 2005 period from 40% in the 2004 period. This was primarily due to the 2005 period having a higher percentage of licensing revenue compared to distribution revenue.

MARKETING AND SALES

         Our marketing and sales expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                    2005        2004      CHANGE     % CHANGE
                                  -------     -------     -------     -------
Marketing and Sales .........     $   103     $   991     $  (888)       (90)%

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2005 were $103,000, a 90% decrease as compared to the 2004 period. The decrease in marketing and sales expenses is due to a $888,000 decrease in advertising and retail marketing support expenditures due to releasing BALDUR'S GATE: DARK ALLIANCE II and
FALLOUT: BROTHERHOOD OF STEEL in Europe in 2004 and not having released any products in 2005.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                    2005        2004      CHANGE     % CHANGE
                                  -------     -------     -------     -------

General and Administrative ..     $   648     $ 1,206     $  (558)       (47)%

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2005 were $648,000, a 47% decrease as compared to the same period in 2004. The decrease is mainly due to a $558,000 decrease in personnel costs and general expenses.

         We expect our general and administrative expenses to decrease in 2005 compared to 2004.

PRODUCT DEVELOPMENT

         Our product development expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                    2005        2004      CHANGE     % CHANGE
                                  -------     -------     -------     -------
Product Development .........     $    81     $ 2,007     $(1,926)       (96)%

         Product development expenses for the three months ended March 31, 2005 were approximately $81,000, a 96% decrease as compared to the same period in 2004. This decrease is due to a $1,9 million decrease in personnel costs as a result of a reduction in product development personnel during 2005 as compared to 2004.

         We expect our product development expenses to decrease in 2005 compared to 2004 as a result of reductions in product development personnel during 2005.

OTHER EXPENSE, NET

         Our other expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)


                                    2005        2004      CHANGE     % CHANGE
                                  -------     -------     -------     -------
Other Expense ..............      $     6     $    25     $    19        (76)%

         Other expense consists primarily of interest expense on our debt and foreign currency exchange transaction gains and losses. Other expense for the three months ended March 31, 2005 was $6,000, a 76% decrease as compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had a working capital deficit of approximately $18 million, and our cash balance was approximately $.04 million. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

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

         We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at December 31, 2004. We have received notice from the California Employment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at March 31, 2005.

         We were unable to meet certain 2004 payroll obligations to our employees as a result several employees filed claims with the State of
California Labor Board ("Labor Board"). The Labor Board has fined us approximately $10,000 for failure to meet our payroll obligations and set trial dates for August 2005.

         Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We had a core group of approximately 5 employees on payroll on March 31, 2005. All employees have not been paid for the period August through December 31, 2004. Since we have been unable to pay the employees we have continuing liability to them.

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

         We entered into tri-party agreements with Atari Interactive, Inc. and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including BALDUR'S GATE:
DARK ALLIANCE II. Vivendi has paid Atari approximately $853,000 as of March 31, 2005.

         Interplay licensed to Bethesda Softworks LLC, "Bethesda" the rights to develop FALLOUT 3 on all platforms for $1.175 million minimum guaranteed advance against royalties. Bethesda also has an option to develop two sequels FALLOUT 4, and FALLOUT 5 for $1.0 million minimum guaranteed advance against royalties per sequel. Interplay retained the rights to develop a massively multiplayer online game using the Fallout Trademark.

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

         Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities generated cash of $.014 million during the three months ended March 31, 2005.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

                                                  LESS THAN                            MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR     1-3 YEARS    3-5 YEARS    5 YEARS
---------------------------------    ---------    --------    ---------   ----------   ---------
Developer License Commitments (1)    $   4,694    $  3,051    $   1,643
Lease Commitments (2)                $     737    $    737    $       -
Payroll Taxes (3)                    $     310    $    310    $       -
Other Commitments (4)                $   1,476    $    970    $     506
Total                                $   7,217    $  5,068    $   2,149

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

         (2) Lease Commitments: Our headquarters were located in Irvine, California where we leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against us in the Superior Court for the State of California, County of Orange, alleging our default under our corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. We were unable to satisfy this obligation and reach an agreement with our landlord, the we subsequently forfeited our lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. We also owe an additional approximate $149,000 making a total owed to Arden of approximately $737,000. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid we have been unable to make any of the $60,000 per month payments. We have monthly rental agreements in Irvine, CA and Beverly Hills, California for our operations.

         (3) We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at March 31, 2005. We have received notice from the California Unemployment Development Department that we owe payroll taxes and penalties of approximately

$101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at March 31, 2005.

         (4) Other Commitments: Consist of payment plans entered into with various creditors.

ACTIVITIES WITH RELATED PARTIES

         Incorporated by reference to Note 7 to the Condensed Consolidated Financial Statements as of March 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of March 31, 2005. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

                               INTEREST RATE RISK

         Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

                              FOREIGN CURRENCY RISK

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

         We recognized gains of $0 and $150 during the three months ended March 31, 2005 and 2004 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Avalon. Avalon was liquidated in February 2005. The receivables were fully reserved.

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

         There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing, the balance of the amount due under the note by us is $0.34 million payable in one remaining installment.

ITEM 6.  EXHIBITS

         (a) Exhibits - The following exhibits, other than Exhibit 32.1 which is being furnished herewith, are filed as part of this report:

        EXHIBIT
        NUMBER                         EXHIBIT TITLE
        -------   --------------------------------------------------------------

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



                                     INTERPLAY ENTERTAINMENT CORP.


Date:  June 21, 2005                 By:       /s/ Herve Caen
                                           -------------------------------------
                                           Herve Caen,
                                           Chief Executive Officer and
                                           Interim Chief Financial Officer
                                           (Principal Executive and
                                           Financial and Accounting Officer)