Form 10-Q
period 2005-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2005-08-19
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                    Issued and Outstanding at August 12, 2005
              -----                    -----------------------------------------

 Common Stock, $0.001 par value                       93,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2005

                                TABLE OF CONTENTS
                                   ----------


                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 2005 (unaudited) and December 31, 2004                      3

          Condensed Consolidated Statements of Operations
          for the Three and Six Months ended June 30, 2005
          and 2004 (unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 2005 and 2004 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          25

Item 4.   Controls and Procedures                                             25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   27

Item 3.   Defaults Upon Senior Securities                                     27

Item 6.   Exhibits                                                            27

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                         JUNE 30,   DECEMBER 31,
ASSETS                                                     2005          2004
                                                        ---------     ---------
Current Assets:                                               (unaudited)
     Cash ..........................................    $      31     $      29
     Restricted Cash ...............................         --               2
     Trade receivables from related parties,
         net of allowances of $2,370 and $2,370,
         respectively ..............................            6            10
     Trade receivables, net of allowances
         of $93 and $34 ............................            4           139
     Inventories ...................................           30            26
     Prepaid licenses and royalties ................           20          --
     Deposits ......................................            5          --
     Prepaid expenses ..............................           94          --
     Other current assets ..........................           21           137
                                                        ---------     ---------
        Total current assets .......................          211           343

Property and equipment, net ........................          312           490
Other assets .......................................           24             0
                                                        ---------     ---------



Total assets .......................................    $     547     $     833
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt ..................................    $   1,503     $   1,575
     Accounts payable ..............................        9,047         8,772
     Accrued royalties .............................        2,350         3,501
     Deferred income ...............................          475           475
     Advances from former related party ............        4,125         3,872
                                                        ---------     ---------
          Total current liabilities ................       17,500        18,195
                                                        ---------     ---------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000
        shares authorized; no shares issued or
        outstanding, respectively,
     Common stock, $0.001 par value 150,000,000
        shares authorized; 93,855,634 shares
        issued and outstanding .....................           94            94
     Paid-in capital ...............................      121,640       121,640
     Accumulated deficit ...........................     (138,792)     (139,211)
     Accumulated other comprehensive income ........          105           115
                                                        ---------     ---------
          Total  stockholders'deficit ..............      (16,953)      (17,362)
                                                        ---------     ---------
     Total liabilities and stockholders' deficit ...    $     547     $     833
                                                        =========     =========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                --------------------    --------------------
                                                  2005        2004        2005       2004
                                                --------    --------    --------    --------
                                                  (In thousands, except per share amounts)
Net revenues ................................   $    320    $  1,201    $    924    $  1,526
Net revenues from related party distributors         148       1,941         337      10,025
                                                --------    --------    --------    --------
   Total net revenues .......................        468       3,142       1,261      11,551
Cost of goods sold ..........................         96       1,359         267       6,442
                                                --------    --------    --------    --------
   Gross profit .............................        372       1,783         994       5,109

Operating expenses:
   Marketing and sales ......................         44         386         139       1,374
   General and administrative ...............        606       1,147       1,261       2,356
   Product development ......................         65       1,433         146       3,441
                                                --------    --------    --------    --------
      Total operating expenses ..............        715       2,966       1,546       7,171
                                                --------    --------    --------    --------
Operating income (loss) .....................       (343)     (1,183)       (552)     (2,062)

Other income (expenses):
     Interest expense .......................         (6)        (15)        (12)        (30)
     Other (Note 8) .........................        980        (661)        980        (659)
                                                --------    --------    --------    --------

Income (loss) before benefit for income taxes        631      (1,859)        416      (2,751)
Income taxes ................................       --           (95)       --          (107)
                                                --------    --------    --------    --------
Net income (loss) ...........................   $    631    $ (1,954)   $    416    $ (2,858)
                                                ========    ========    ========    ========



Net income (loss) per common share:
     Basic ..................................   $   0.01    $  (0.02)   $   0.00    $  (0.03)
                                                ========    ========    ========    ========
     Diluted ................................   $   0.01    $  (0.02)   $   0.00    $  (0.03)
                                                ========    ========    ========    ========

Shares used in calculating net income (loss)
  per common share:
     Basic ..................................     93,855      93,855      93,855      93,855
                                                ========    ========    ========    ========
     Diluted ................................     93,855      93,855      93,855      93,855
                                                ========    ========    ========    ========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              2005        2004
                                                            -------     -------
Cash flows from operating activities:                          (In thousands)
   Net (loss) income ...................................    $   416     $(2,858)
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ....................        134         507
      Non-cash interest expense
      Write -off of fixed assets .......................         44         636
      Other ............................................       --            (1)
      Changes in operating assets and liabilities:
         Cash Held in Trust ............................       --          (500)
         Trade receivables from related parties ........          4        (467)
         Trade receivables, net ........................        135        (669)
         Inventories ...................................         (4)        (53)
         Prepaid licenses and royalties ................        (20)       (234)
         Deposits ......................................         (5)       --
         Prepaid expenses ..............................        (94)          0
         Other current assets, net .....................         68         827
         Other assets ..................................         24        --
         Accounts payable ..............................        206       4,277
         Accrued royalties .............................     (1,151)        182
         Other accrued liabilities .....................       --          (693)
         Payables to related parties ...................        253      (1,619)
         Restricted cash ...............................          2        --
         Accumulated and comprehensive income ..........        (10)       --
                                                            -------     -------
            Net cash provided by (used in) operating
               activities ..............................          2        (665)
                                                            -------     -------

Cash flows from investing activities:
   Purchase of property and equipment ..................       --            14
                                                            -------     -------
            Net cash used in investing activities ......       --            14
                                                            -------     -------

Cash flows from financing activities:
   Repayment of current debt ...........................       --          (507)
                                                            -------     -------
            Net cash provided by (used in) financing
               activities ..............................       --          (507)
      Effect of exchange rate changes on cash ..........       --          --
      Net increase (decrease) in cash ..................          2      (1,158)
Cash, beginning of period ..............................         29       1,171
                                                            -------     -------
Cash, end of period ....................................    $    31     $    13
                                                            =======     =======

Supplemental cash flow information:
    Cash paid for:
            Interest ...................................   $    12    $     6

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. With the signing of the new Vivendi distribution agreement in August 2002, substantially all of the Company's sales were made by two related party distributors (Note 6), Vivendi, which owns less than 5% of the outstanding shares of the Company's common stock at June 30, 2005, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus, the Company's largest stockholder.

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

STOCK-BASED EMPLOYEE COMPENSATION

     At June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        JUNE 30,               JUNE 30,
                                                                  -------------------    -------------------
                                                                     2005     2004          2005     2004
                                                                  --------- ---------    --------- ---------
                                                                             (Dollars in thousands,
                                                                           except per share amounts)
Net income (loss) available to common stockholders, as reported   $     631 $  (1,954)   $     416 $  (2,858)
Pro forma compensation expense ................................                    16         --          32
                                                                  --------- ---------    --------- ---------
Pro forma net income (loss) available to common stockholders ..   $     631 $  (1,970)   $     416 $  (2,890)
                                                                  ========= =========    ========= =========
Earnings (loss) per share, as reported
   Basic ......................................................   $    0.01 $   (0.02)   $    0.00 $   (0.03)
   Diluted ....................................................   $    0.01 $   (0.02)   $    0.00 $   (0.03)

Earnings (loss) per share, pro forma
   Basic ......................................................   $    0.01 $   (0.02)   $    0.00 $   (0.03)
   Diluted ....................................................   $    0.01 $   (0.02)   $    0.00 $   (0.03)


RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements discussed in the notes to the December 31, 2004 audited financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ended June 30, 2005 did not have a significant impact on the Company's financial statements.

NOTE 2.  INVENTORIES

     Inventories consist of the following:

                                      JUNE 30,        DECEMBER 31,
                                        2005              2004
                                    ------------      -----------
                                        (Dollars in thousands)
Packaged software ................   $    30            $   26
                                    ============      ===========

     Inventory consists of packaged software and is at lower cost or market on a first in first out method.

NOTE 3.  PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of the following:

                                                  JUNE 30,       DECEMBER 31,
                                                    2005             2004
                                                ----------        ----------
                                                    (Dollars in thousands)
Prepaid royalties for titles in development     $       20        $        0
                                                ==========        ==========


     Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 and $0 for the six months ended June 30, 2005 and 2004, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 and $0 for the six months ended June 30, 2005 and 2004, respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

NOTE 4.  ADVANCES FROM DISTRIBUTORS AND OTHERS

     Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2005             2004
                                                   ----------        ----------
                                                      (Dollars in thousands)
Advances for other distribution rights .........   $      475        $      475
                                                   ==========        ==========

Net advance from Vivendi distribution agreements   $    4,125        $    3,872
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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

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

     In July 2004, we entered into a tri-party agreement with Atari Interactive, Inc and Vivendi that allows Vivendi to resume North American and international distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including Baldur's Gate Dark Alliance II. The agreement provided for proceeds due us to be paid directly to Atari by Vivendi, up to an amount of $1.0 million of which approximately $100,000 was still outstanding as of June 30, 2005. As a result we did not receive any proceeds from Vivendi since July 2004.

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $117,000 in payroll tax penalties which it has accrued for at June 30, 2005. An additional notice was received for

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

the tax year ending 2003 regarding the reconciliation of 2003 payroll tax returns and a potential increase in taxes of $45,479 .

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

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------    ------------------
                                                        2005       2004        2005       2004
                                                      --------   --------    --------   --------
                                                        (In thousands, except per share amounts)
                                                      --------   --------    --------   --------
Net income (loss) available to common stockholders    $    631   $ (1,954)   $    416   $ (2,858)
                                                      --------   --------    --------   --------
Shares used to compute net income (loss) per share:
   Weighted-average common shares .................     93,855     93,855      93,855     93,855
   Dilutive stock equivalents .....................       --         --          --         --
                                                      --------   --------    --------   --------
   Dilutive potential common shares ...............     93,855     93,855      93,855     93,855
                                                      ========   ========    ========   ========
Net income (loss) per share:
   Basic ..........................................   $   0.01   $  (0.02)   $   0.00   $  (0.03)
   Diluted ........................................   $   0.01   $  (0.02)   $   0.00   $  (0.03)

     There were options and warrants outstanding to purchase 9,798,218 and 9,962,718 shares of common stock at June 30, 2005 and 2004, respectively, which were excluded from the earnings per share computation for the three months ended June 30, 2005, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at June 30, 2005 and 2004 was $1.84 and $1.84 respectively.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

NOTE 7.  RELATED PARTIES

     Amounts receivable from related parties are as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005           2004
                                                         -------        -------
                                                         (Dollars in thousands)
Receivables from related parties:
       Titus TSC .................................       $   327        $   327
       Titus KK ..................................          --             --
       Titus Sarl ................................            18             18
       VIE Acquisition Group .....................             6             10
       Avalon ....................................         2,025          2,025
       Allowance for doubtful accounts ...........        (2,370)        (2,370)
                                                         -------        -------
       Total .....................................       $     6        $    10
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

     As of June 30, 2005 and December 31, 2004, Titus and its affiliates excluding Avalon owed us $351,000 and $355,000, respectively. We owed Titus and its affiliates excluding Avalon $0 and $0 as of June 30, 2005 and December 31, 2004 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provided certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $0 and $.4 million, for the three months ended June 30, 2005, and 2004 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

TRANSACTIONS WITH TITUS SOFTWARE

     In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at June 30, 2004 was approximately $254,000. The total receivable due from TSC is approximately $327,000 as of June 30, 2005. The majority of the additional approximately $73,000 was due to TSC subletting office space and miscellaneous other items.

     In May 2003, we paid TSC $60,000 to cover legal fees in connection with a lawsuit against Titus. As a result of the payment, our CEO requested that we credit the $60,000 to amounts we owed to him arising from expenses incurred in connection with providing services to us.

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of March 31, 2005 we had a zero balance with Titus Japan. During the six months ending June 30, 2005 our Japanese subsidiary accrued to Titus Japan approximately $135,000 in commissions, marketing and publishing staff services. Our Japanese subsidiary had approximately $268,000 in revenue in the six months ending June 30, 2005.

TRANSACTIONS WITH TITUS SARL

     As of June 30, 2005 and 2004 we have receivables of $18,000 and $43,000 respectively for product development services that we provided. Titus SARL was placed into involuntary liquidation in January 2005. These receivables have been fully reserved.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month service agreement pursuant to which GIE Titus or its agents shall provide to us certain foreign administrative and legal services at a rate of $5,000 per month for three months. As of June 30, 2005, we had a zero balance with Titus GIE Interactive Group. Titus GIE was placed into involuntary liquidation in January 2005.

NOTE 8.  OTHER INCOME

     During the 3 months ended June 30, 2005, management entered into a settlement agreement with a developer under which the company was released from $918,000 of accrued royalties. This developer received an exclusive license to a trademark under certain conditions for the purpose of making non massively multiplayer video games.

NOTE 9.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                                  JUNE 30, 2005

     Net revenues by geographic regions were as follows:

                          THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                   ----------------------------------------    ----------------------------------------
                          2005                  2004                  2005                 2004
                   ----------------------------------------    ----------------------------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                  (Dollars in Thousands)
North America ..   $    10          3%   $   333         10%   $    46          4%   $   684          6%
International ..       404         86%     1,626         52%     1,102         87%     9,490         82%
OEM, royalty and
licensing ......        54         11%     1,183         38%       113          9%     1,377         12%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $   468        100%   $ 3,142        100%   $ 1,261        100%   $11,551        100%
                   =======    =======    =======    =======    =======    =======    =======    =======

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

     Our prepaid licenses and royalty balance at June 30, 2005 was $.02 million.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30
                                                  2005                      2004
                                          ---------------------    ---------------------
                                             (In thousands, except per share amounts)
                                                       % OF NET                 % OF NET
                                           AMOUNT      REVENUES     AMOUNT      REVENUES
                                          --------     --------    --------     --------
Net revenues ..........................   $    468          100%   $  3,142          100%
Cost of goods sold ....................         96           21%      1,359           43%
                                          --------     --------    --------     --------
     Gross Profit .....................        372           79%      1,783           57%

Operating expenses:
   Marketing and sales ................         44            9%        386           12%
   General and administrative .........        606          129%      1,147           37%
   Product development ................         65           14%      1,433           46%
                                          --------     --------    --------     --------
      Total operating expenses ........        715          153%      2,966           94%
                                          --------     --------    --------     --------
Operating income (loss) ...............       (343)        -73%      (1,183)        --

Other income (expense):
        Other Income (Expenses) .......        974          208%       (676)        -22%
        Income Taxes ..................       --           --           (95)         -3%
                                          --------     --------    --------     --------
        Net income (loss) .............   $    631          135%   $ (1,954)        -62%
                                          ========     ========    ========     ========
      Net Income by geographic region:
              North America ...........   $     10            2%   $    333           11%
              International ...........        404           86%      1,626           52%
                   OEM, royalty and
                   licensing ..........         54           12%      1,183           38%
                                           --------     --------    --------     --------
                                          $    468          100%   $  3,142          100%
                                          ========     ========    ========     ========

        Net Revenue by platform:
             Personal Computers .......   $    142           30%   $    311           10%
             Video game Console .......        272           58%      1,648           52%
             OEM, royalty and licensing         54           12%      1,183           38%
                                          --------     --------    --------     --------
                                          $    468          100%   $  3,142          100%
                                          ========     ========    ========     ========


                                                      SIX MONTHS ENDED JUNE 30
                                                  2005                      2004
                                          ---------------------    ---------------------
                                             (In thousands, except per share amounts)
                                                       % OF NET                 % OF NET
                                           AMOUNT      REVENUES     AMOUNT      REVENUES
                                          --------     --------    --------     --------
Net revenues ..........................   $  1,261          100%   $ 11,551          100%
Cost of goods sold ....................        267           21%      6,442           56%
                                          --------     --------    --------     --------
     Gross Profit .....................        994           79%      5,109           44%

Operating expenses:
   Marketing and sales ................        139           11%      1,374           12%
   General and administrative .........      1,261          100%      2,356           20%
   Product development ................        146           12%      3,441           30%
                                          --------     --------    --------     --------
      Total operating expenses ........      1,546          123%      7,171           62%
                                          --------     --------    --------     --------
Operating income (loss) ...............       (552)        -44%      (2,062)        -18%

Other income (expense):
        Other Income (Expenses) .......        968           77%       (689)         -6%
        Income Taxes ..................       --           --          (107)         -1%
                                          --------     --------    --------     --------
        Net income (loss) .............   $    416           33%   $ (2,858)        -25%
                                          ========     ========    ========     ========
      Net Income by geographic region:
              North America ...........         46            4%        684            6%
              International ...........      1,102           87%      9,490           82%
                   OEM, royalty and
                   licensing ..........        113            9%      1,377           12%
                                           --------     --------    --------     --------
                                          $  1,261          100%   $ 11,551          100%
                                          ========     ========    ========     ========

        Net Revenue by platform:
             Personal Computers .......   $    341           27%   $  1,017            9%
             Video game Console .......        807           64%      9,157           79%
             OEM, royalty and licensing        113            9%      1,377           12%
                                          --------     --------    --------     --------
                                          $  1,261          100%   $ 11,551          100%
                                          ========     ========    ========     ========

NORTH AMERICA, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

         Geographically, our net revenues for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Three Months Ended June 30            2005       2004      Change     % Change
---------------------------------   --------   --------   --------    --------
North America ...................   $     10   $    333   $   (323)        (97%)
International ...................        404      1,626     (1,222)        (75%)
OEM, Royalty & Licensing ........         54      1,183     (1,129)        (95%)
                                    --------   --------   --------    --------
Net Revenues ....................        468      3,142     (2,674)        (85%)

Six Months Ended June 30              2005       2004      Change     % Change
---------------------------------   --------   --------   --------    --------
North America ...................   $     46   $    684   $   (638)        (93%)
International ...................      1,102      9,490     (8,388)        (88%)
OEM, Royalty & Licensing ........        113      1,377     (1,264)        (92%)
                                    --------   --------   --------    --------
Net Revenues ....................      1,261     11,551    (10,290)        (89%)

         Net revenues for the three months ended June 30, 2005 were $.5 million, a decrease of 85% compared to the same period in 2004. This decrease resulted from a 97% decrease in North America net revenues, a 95% decrease in OEM, royalties and licensing revenues and a 75% decrease in international net revenues.

         Net revenues for the six months ended June 30, 2005 were $1.3 million, a decrease of 89% compared to the same period in 2004. This decrease resulted from a 93% decrease in North America net revenues and a 92% decrease in OEM, Royalty and licensing revenues and an 88% decrease in International net revenues.

         North America net revenues for the three months ended June 30, 2005 were $.01 million, a decrease of 97% compared to the same period in 2004. The decrease in North America net revenues in 2005 was mainly due to delivering no product gold master and catalog sales eroding with time, resulting in a decrease in North America sales of $.32 million.

         North America net revenues for the six months ended June 30, 2005 were $.05 million a decrease of 93% compared to the same period in 2004. The decrease in North America net revenues in 2005 was mainly due to delivering no product gold masters in 2005 and catalog sales eroding with time, resulting in a decrease in North America sales of $.64 million.

         International net revenues for the three months ended June 30, 2005 were $.4 million, a 75% decrease compared to the same period in 2004. The decrease in International net revenues for the three months ended June 30, 2005 was mainly due to releasing two new titles in the 2004 period as compared to zero in the 2005 period. Overall, we had a $1.2 million decrease in net revenue compared to the 2004 period.

         International net revenues for the six months ended June 30, 2005 were $1.1 million, a 88% decrease compared to the same period in 2004. The decrease in International net revenues for the six months ended June 30, 2005 was mainly due to releasing BALDUR'S GATE: DARK ALLIANCE II AND FALLOUT: BROTHERHOOD OF STEEL in Europe during the first six months of 2004 compared to no new title in 2005.

         OEM, royalty and licensing net revenues for the three months ended June 30, 2005 were $.05 million, a decrease of 95% compared to the same period in 2004.

         OEM, royalty and licensing net revenues for the six months ended June 30, 2005 were $.1 million, a decrease of 92% compared to the same period in 2004.

PLATFORM NET REVENUES

         Our platform net revenues for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Three Months Ended June 30            2005       2004      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $    142   $    311       (169)         54%)
Video Game Console ..............        272      1,648     (1,376)        (83%)
OEM, Royalty & Licensing ........         54      1,183     (1,129)        (95%)
                                    --------   --------   --------    --------
Net Revenues ....................        468      3,142     (2,674)        (85%)

Six Months Ended June 30              2005       2004      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $    341   $  1,017   $   (676)        (32%)
Video Game Console ..............        807      9,157     (8,350)        (91%)
OEM, Royalty & Licensing ........        113      1,377     (1,264)        (92%)
                                    --------   --------   --------    --------
Net Revenues ....................      1,261     11,551    (10,290)        (89%)

         PC net revenues for the three months ended June 30, 2005 were $.14 million, a decrease of 54% compared to the same period in 2004. The decrease in PC net revenues in 2005 was primarily due to lower back catalog sales. Video game console net revenues were $.27 million, a decrease of 83% for the three months ended June 30, 2005 compared to the same period in 2004, mainly due to lower back catalog sales

         PC net revenues for the six months ended June 30, 2005 were $.34million, a decrease of 32% compared to the same period in 2004. The decrease in PC net revenues in the six months ended June 30, 2005 was primarily due to lower back catalog sales. Video Game console net revenues were $.8 million, a decrease of 91% for the six months ended June 30, 2005 compared to the same period in 2004.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

         Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Three Months Ended June 30          2005        2004       Change     % Change
-----------------------------     -------     -------     -------      -------
Net Revenues ................     $   468     $ 3,142     $(2,674)         (85%)
Cost of Goods Sold ..........          96       1,359      (1,263)         (93%)
Gross Profit Margin .........         372       1,783      (1,411)         (79%)

Six Months Ended June 30            2005        2004       Change     % Change
-----------------------------     -------     -------     -------      -------
Net Revenues ................     $ 1,261     $11,551     (10,290)         (89%)
Cost of Goods Sold ..........         267       6,442      (6,175)         (96%)
Gross Profit Margin .........         994       5,109      (4,115)         (81%)

Three Months Ended June 30                     2005         2004       Change
------------------------------------         -------      -------      -------
Net Revenues .......................             100%         100%           0%
Cost of Goods Sold .................              21%          43%         (22%)
Gross Profit Margin ................              79%          57%          22%


Six Months Ended June 30                       2005         2004       Change
------------------------------------         -------      -------      -------
Net Revenues .......................             100%         100%           0%
Cost of Goods Sold .................              21%          56%         (35%)
Gross Profit Margin ................              79%          44%          35%

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

         Our cost of goods sold decreased 22 points to .096 million in the three months ended June 30, 2005 compared to the same period in 2004. The decrease was due to lower shipments.

         Our cost of goods sold decreased 35 points to $.267 million in the six months ended June 30, 2005 compared to the same period in 2004

         Our gross margin increased to 79% for the three months ended June 30, 2005 from 57% in the comparable period in 2004.

         Our gross margin increased to 79% for the six months ended June 30, 2005 period from 44% in the comparable 2004 period.

MARKETING AND SALES

         Our marketing and sales expense for the three months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Marketing and Sales                    2005       2004      Change     % Change
---------------------------------    -------    -------    -------      -------
Three Months Ended June 30 ......    $    44    $   386    $  (342)        (89%)
Six Months Ended June 30 ........        139      1,374     (1,235)        (90%)

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2005 were $.4 million, a 89% decrease as compared to the 2004 period. Marketing and sales expenses for the six months ended June 30, 2005 were $.139 million a 90% decreased as compared to the same period during 2004. The decrease for the three months and six months ended June 30, 2005 as compared to the same period in 2004 is due primarily to no new title being released in 2005.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

General and Administrative             2005       2004      Change     % Change
---------------------------------    -------    -------    -------      -------
Three Months Ended June 30 ......    $   606    $ 1,174    $  (568)        (48%)
Six Months Ended June 30 ........      1,261      2,356     (1,095)        (46%)

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2005 were $.606 million, a 48% decrease as compared to the same period in 2004. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the six months ended June 30, 2005 were $1.3 million a 46% decrease as compared to the same period in 2004. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2005.

PRODUCT DEVELOPMENT

         Our product development expense for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Product Development                    2005       2004      Change     % Change
---------------------------------    -------    -------    -------      -------
Three Months Ended June 30 ......    $    65    $ 1,433    $(1,368)        (95%)
Six Months Ended June 30 ........        146      3,441     (3,295)        (96%)

         Product development expenses for the three months ended June 30, 2005 were $.07 million, a 95% decrease as compared to the same period in 2004. This decrease is due to a virtual suspension in product development personnel costs and general expenses during the quarter. Product development expenses for the six months ended June 30, 2005 were $.15 million, an 96% decrease as compared to the same period in 2004. The decrease is mainly due to an $3.3 million decrease in personnel costs and general expenses as a result of a reduction in product development personnel during 2005.

OTHER INCOME/EXPENSES, NET

         Our other expense for the three months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Other (Income) Expenses               2005        2004       Change     % Change
--------------------------------    -------     -------     -------      -------
Three Months Ended June 30 .....       (974)    $   676     $(1,650)        244%
Six Months Ended  June 30 ......       (968)       (689)        279          40%

         Other income consists primarily of a settlement and a release of accrued royalty obligations in the amount of $.92 million, recovery of bad debt in the amount of $.05 million, foreign currency exchange transactions gains and losses interest expense on debt. Other income for the three months ended was $.97 million as compared to expenses of $.676 million expenses in the same period in 2004. The change is attributable to a settlement in 2005 compared to the write down of the Avalon accounts receivable in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had a working capital deficit of approximately 17million, and our cash balance was approximately $.03 million. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

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

         We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at December 31, 2004. An additional notice was received for the tax year ending 2003 regarding the reconciliation of 2003 payroll tax returns and a potential increase in taxes of $45,479. We have received notice from the California Employment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at June 30, 2005.

         We were unable to meet certain 2004 payroll obligations to our employees as a result several employees filed claims with the State of
California Labor Board ("Labor Board"). The Labor Board has fined us approximately $10,000 for failure to meet our payroll obligations and set trial dates for August 2005.

         Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We had a core group of approximately 5 employees on payroll on June 30, 2005. All employees have not been paid for the period August through December 31, 2004. Since we have been unable to pay the employees we have continuing liability to them.

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

         We entered into tri-party agreements with Atari Interactive, Inc. and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including BALDUR'S GATE:
DARK ALLIANCE II. Vivendi has paid Atari approximately $902,000 as of June 30, 2005.

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

         Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities generated cash of $.002 million during the six months ended June 30, 2005.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

                                                LESS THAN                          MORE THAN
CONTRACTUAL OBLIGATIONS                TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
---------------------------------   ---------   --------   ---------   ---------   ---------
Developer License Commitments (1)   $   4,694   $  3,051   $   1,643          --          --
Lease Commitments (2)               $     737   $    737   $      --          --          --
Payroll Taxes (3)                   $     327   $    327   $      --          --          --
Other Commitments (4)               $   1,476   $    970   $     506          --          --
Total                               $   7,234   $  5,085   $   2,149          --          --

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

         (3) We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at June 30, 2005. We have received additional notice from the IRS corresponding to the reconciliation of tax year ended 2003 with a potential increase of $45,480 in payroll taxes, the company will be responding to this notice.

         We have received notice from the California Unemployment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $64,000 in State Use Tax.

         The Orange County Treasurer has adjusted the 2001-2003 property tax statements accordingly and refunded the balance to Interplay .Interplay is in the process of resolving the 2004 year with the Orange County Treasurer.

         (4) Other Commitments: Consist of payment plans entered into with various creditors.

ACTIVITIES WITH RELATED PARTIES

         Incorporated by reference to Note 7 to the Condensed Consolidated Financial Statements as of June 30, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of June 30, 2005. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

         We recognized gains of $0 and $150 during the six months ended June 30, 2005 and 2004 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Avalon. Avalon was liquidated in February 2005. The receivables were fully reserved.

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

         There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing, the balance of the amount due under the note by us is $0.354 million payable in one remaining installment.

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



                                        INTERPLAY ENTERTAINMENT CORP.


Date:  August 19, 2005                  By:       /S/ HERVE CAEN
                                              ----------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)