Form 10-Q/A
period 2005-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2005-12-27
CIK 1057232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

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

Common Stock, $0.001 par value 93,855,634

Note This amendment is being filed to correct an inadvertent error in exhibit 32.1.

The original referred to the quarter ended March 31,2005 and should have referred to the quarter ended June 30,2005 and is corrected in this amendment.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2005

TABLE OF CONTENTS

______________

		Page Number
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

ITEM 1. FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

June 30, December 31,

ASSETS 2005 2004

Current Assets: (unaudited)

Cash $ 31 $ 29

Restricted Cash - 2

Trade receivables from related parties, net of allowances

of $2,370 and $2,370, respectively 6 10

Trade receivables, net of allowances

of $93 and $34 4 139

Inventories 30 26

Prepaid licenses and royalties 20 -

Deposits 5 -

Prepaid expenses 94 -

Other current assets 21 137

Total current assets 211 343

Property and equipment, net 312 490

Other assets 24 0

Total assets $ 547 $ 833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Current debt $ 1,503 $ 1,575

Accounts payable 9,047 8,772

Accrued royalties 2,350 3,501

Deferred income 475 475

Advances from former related party 4,125 3,872

Total current liabilities 17,500 18195

Commitments and contingencies

Stockholders' Deficit:

Preferred stock, $0.001 par value 5,000,000 shares authorized;

no shares issued or outstanding, respectively,

Common stock, $0.001 par value 150,000,000 shares authorized;

93,855,634 shares issued and outstanding 94 94

Paid-in capital 121,640 121,640

Accumulated deficit (138,792) (139,211)

Accumulated other comprehensive income 105 115

Total stockholders'deficit (16,953) (17,362)

Total liabilities and stockholders' deficit $ 547 $ 833

See accompanying notes.

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended

June 30,

2005 2004

Cash flows from operating activities: (In thousands) (In thousands)

Net (loss) income $ 416 $ (2,858)

Adjustments to reconcile net (loss) income to

cash (used) provided by operating activities:

Depreciation and amortization 134 507

Non-cash interest expense

Write off of fixed assets 44 636

Other (1)

Changes in operating assets and liabilities:

Cash Held in Trust (500)

Trade receivables from related parties 4 (467)

Trade receivables, net 135 (669)

Inventories (4) (53)

Prepaid licenses and royalties (20) (234)

Deposits (5) 0

Prepaid expenses (94) 0

Other current assets, net 68 827

Other assets 24

Accounts payable 206 4,277

Accrued royalties (1,151) 182

Other accrued liabilities (693)

Payables to related parties 253 (1,619)

Restricted cash 2

Accumulated and comprehensive income (10)

Net cash provided by (used in) operating activities 2 (665)

Cash flows from investing activities:

Purchase of property and equipment - 14

Net cash used in investing activities - 14

Cash flows from financing activities:

Repayment of current debt - (507)

Net cash provided by (used in) financing activities - (507)

Effect of exchange rate changes on cash -

Net increase (decrease) in cash 2 (1,158)

Cash, beginning of period 29 1,171

Cash, end of period $ 31 $ 13

Supplemental cash flow information:

Cash paid for:

Interest $ 12 $ 6

See accompanying notes.

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

Note 2. Inventories

Inventories consist of the following:
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Packaged software	$ 30	$ 26

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

Note 4. Advances from Distributors and Others

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:

June 30, December 31,

2005 2004

(Dollars in thousands)

Advances for other distribution rights $ 475 $ 475

Net advance from Vivendi distribution agreements $ 4,125 $ 3,872

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

There were options and warrants outstanding to purchase and 9,798,218 and 9,962,718 shares of common stock at June 30, 2005 and 2004, respectively, which were excluded from the earnings per share computation for the three months ended March 31, 2004, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at June 30, 2005 and 2004 was $1.84 and $1.84 respectively.

Note 7. Related Parties

Amounts receivable from and payable to related parties are as follows:

June 30, 2005 December 31, 2004

(Dollars in thousands)

Receivables from related parties:

Titus TSC $ 327 $ 327

Titus KK - -

Titus Sarl 18 18

VIE Acquisition Group 6 10

Avalon 2,025 2,025

Allowance for doubtful accounts (2,370) (2,370)

Total $ 6 $ 10

Payables to related parties:

Titus GIE - -

Total $ - $ -

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

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provided certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $0 and $1.4.million, for the three months ended June 30, 2005, and 2004 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

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

TRANSACTIONS WITH TITUS JAPAN

In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of March 31, 2005 we had a zero balance with Titus Japan. During the six months ending June 30, 2005 our Japanese subsidiary accrued to Titus Japan approximately $,$135,224 in commissions, marketing and publishing staff services.

Our Japanese subsidiary had approximately $ $268,000 in revenue in the six months ending June 30, 2005.

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

Note 8. Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

Net revenues by geographic regions were as follows:
	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	$ 10	3%	$ 333	10%	$ 46	4%	$ 684	6%
International	404	86%	1,626	52%	1,102	87%	9,490	82%
OEM, royalty and licensing	54	11%	1,183	38%	113	9%	1,377	12%
	$ 468	100%	$ 3,142	100%	$ 1,261	100%	$ 11,551	100%

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

During the six months ended June 30, 2005 and 2004, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $0 million respectively. Our prepaid royalty balances at June 30, 2005 was $0, net of reserves of $.869 million.

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

Results of Operations

The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:
INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30				Six months ended June 30
	2005		2004		2005		2004
	(In thousands, except per share amounts)
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues	$ 468	100%	$ 3,142	100%	$ 1,261	100%	$ 11,551	100%
Cost of goods sold	96	21%	1,359	43%	267	21%	6,442	56%
Gross Profit	372	79%	1,783	57%	994	79%	5,109	44%

Operating expenses:
Marketing and sales	44	9%	386	12%	139	11%	1,374	12%
General and administrative	606	129%	1,147	37%	1,261	100%	2,356	20%
Product development	65	14%	1,433	46%	146	12%	3,441	30%
Total operating expenses	715	153%	2,966	94%	1,546	123%	7,171	62%
Operating income (loss)	(343)	-73%	(1,183)		(552)	-44%	(2,062)	-18%

Other income (expense):
Other Income (Expenses)	974	208%	(676)	-22%	968	77%	(689)	-6%
Income Taxes			(95)	-3%			(107)	-1%
Net income (loss)	$ 631	135%	$ (1,954)	-62%	$ 416	33%	$ (2,858.00)	-25%
Net Income by geographic region:
North America	$ 10	2%	$ 333.00	11%	46	4%	684	6%
International	404	86%	1,626	52%	1,102	87%	9,490	82%
OEM, royalty and licensing	54	12%	1,183	38%	113	9%	1,377	12%
	$ 468	100%	$ 3,142	100%	$ 1,261	100%	$ 11,551	100%

Net Revenue by platform:
Personal Computers	$ 142	30%	$ 311	10%	$ 341	27%	$ 1,017	9%
Video game Console	272	58%	1,648	52%	807	64%	9,157	79%
OEM, royalty and licensing	54	12%	1,183	38%	113	9%	1,377	12%
	$ 468	100%	$ 3,142	100%	$ 1,261	100%	$ 11,551	100%

North America, International and OEM, Royalty and Licensing Net Revenues

Geographically, our net revenues for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)

Three Months Ended June 30	2005	2004	Change	% Change
North America	$10	$333	$(323)	(97%)
International	404	1,626	(1,222)	(75%)
OEM, Royalty & Licensing	54	1,183	(1,129)	(95%)
Net Revenues	468	3,142	(2,674)	(85%)

Six Months Ended June 30	2005	2004	Change	% Change
North America	$46	$684	$(638)	(93%)
International	1,102	9,490	(8,388)	(88%)
OEM, Royalty & Licensing	113	1,377	(1,264)	(92%)
Net Revenues	1,261	11,551	(10,290)	(89%)

Net revenues for the three months ended June 30, 2005 were $ $.5 million, a decrease of 85%compared to the same period in 2004. This decrease resulted from a 97% decrease in North America net revenues, 95% decrease in OEM, royalties and licensing revenues and by a 75% decrease in international net revenues.

Net revenues for the six months ended June 30, 2005 were $1.3 million, a decrease of 89% compared to the same period in 2004. This decrease resulted from a 93% decrease in North America net revenues and 92% decrease in OEM, Royalty and licensing revenues and a 88% decrease in International net revenues.

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

Platform Net Revenues

Our platform net revenues for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)
Three Months Ended June 30	2005	2004	Change	% Change
Personal Computer	$142	$311	(169)	54%)
Video Game Console	272	1,648	(1,376)	(83%)
OEM, Royalty & Licensing	54	1,183	(1,129)	(95%)
Net Revenues	468	3,142	(2,674)	(85%)

Six Months Ended June 30	2005	2004	Change	% Change
Personal Computer	$341	$1,017	$(676)	(32%)
Video Game Console	807	9,157	(8,350)	(91%)
OEM, Royalty & Licensing	113	1,377	(1,264)	(92%)
Net Revenues	1,261	11,551	(10,290)	(89%)

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

Cost of Goods Sold; Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)
Three Months Ended June 30	2005	2004	Change	% Change
Net Revenues	$468	$3,142	$(2,674)	(85%)
Cost of Goods Sold	96	1,359	(1,263)	(93%)
Gross Profit Margin	372	1,783	(1,411)	(79%)

Six Months Ended June 30	2005	2004	Change	% Change
Net Revenues	$1,261	$11,551	(10,290)	(89%)
Cost of Goods Sold	267	6,442	(6,175)	(96%)
Gross Profit Margin	994	5,109	(4,115)	(81%)

Three Months Ended June 30	2005	2004	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	21%	43%	(22%)
Gross Profit Margin	79%	57%	22%

Six Months Ended June 30	2005	2004	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	21%	56%	(35%)
Gross Profit Margin	79%	44%	35%

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

Our cost of goods sold decreased 22% to $.096 million in the three months ended June 30, 2005 compared to the same period in 2004. The decrease was due to lower shipments.

Our cost of goods sold decreased 35% to $.267 million in the six months ended June 30, 2005 compared to the same period in 2004

Our gross margin increased to 79% for the three months ended June 30, 2005 from 57% in the comparable period in 2004.

Our gross margin increased to 79% for the six months ended June 30, 2005 period from 44% in the comparable 2004 period.

Marketing and Sales

Our marketing and sales expense for the three months ended June 30, 2005 and 2004 break down as follows: (in thousands)
Marketing and Sales	2005	2004	Change	% Change
Three Months Ended June 30	$44	$386	$(342)	(89%)
Six Months Ended June 30	139	1,374	(1,235)	(90%)

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

General and Administrative

Our general and administrative expense for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)
General and Administrative	2005	2004	Change	% Change
Three Months Ended June 30	$606	$1,174	$(568)	(48%)
Six Months Ended June 30	1,261	2,356	(1,095)	(46%)

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

Product Development

Our product development expense for the three and six months ended June 30, 2005 and 2004 break down as follows: (in thousands)
Product Development	2005	2004	Change	% Change
Three Months Ended June 30	$65	$1,433	$(1,368)	(95%)
Six Months Ended June 30	146	3,441	(3,295)	(96%)

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

Other Income Expense, Net

Our other expense for the three months ended June 30, 2005 and 2004 break down as follows: (in thousands)
Other (Income) Expenses	2005	2004	Change	% Change
Three Months Ended June 30	(974)	$676	$(1,650)	244%
Six Months Ended June 30	(968)	(689)	279	40%

Other income consists primarily of the release of accrued royalty obligations in the amount of $.92 million, recovery of bad debt in the amount of $.05 million, foreign currency exchange transactions gains and losses interest expense on debt. Other income for the three months ended was $.97 million as compared to expenses of $.676 million expenses in the same period in 2004. The decrease is attributable to a settlement in 2005 compared to the write down of the Avalon accounts receivable in 2004.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $.014 million during the six months ended June 30, 2005.

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

Payroll Taxes (3) $ 327 $ 327 $ -

Other Commitments (4) $ 1,476 $ 970 $ 506

Total $ 7,234 $ 5,085 $ 2,149

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

We recognized gains of $0 and $150 during the six months ended June 31, 2005 and 2004 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Avalon. Avalon was liquidated in February 2005. The receivables were fully reserved.

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

Item 6. Exhibits

(a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:
Exhibit Number	Exhibit Title
31.1	Certificate of Hervé Caen, Chief Executive Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Hervé Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1

Certificate of Hervé Caen, Chief Executive Officer and Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERPLAY ENTERTAINMENT CORP.

Date: August 19, 2005 By: /s/ HERVE CAEN

Hervé Caen,

Chief Executive Officer and

Interim Chief Financial Officer

(Principal Executive and

Financial and Accounting Officer)

EXHIBIT 31.1

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-15(e) and 15d-14(e)
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Hervé Caen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interplay Entertainment Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 19, 2005

Hervé Caen
Chief Executive Officer

EXHIBIT 31.2

Certification of Interim CFO Pursuant to
Securities Exchange Act Rules 13a-15(e) and 15d-15(a)
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Hervé Caen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interplay Entertainment Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 19, 2005

Hervé Caen
Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

Securities Exchange Act Rules 13a-14(b) AND 15d-14(b)

AS ADOPTED PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Interplay Entertainment Corp., a Delaware corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2005 as filed with the U.S. Securities and Exchange Commission (the "10-Q Report") that, to the best of the undersigned's knowledge:

    the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 19, 2005

/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer