Form 10-Q
period 2005-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2005-12-28
CIK 1057232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended Sept 30, 2005

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

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class Issued and Outstanding at October 26, 2005

Common Stock, $0.001 par value 93,855,634

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

Sept 30, 2005

TABLE OF CONTENTS

______________

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of Sept 30, 2005 (unaudited)
	and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three and nine
	Months ended Sept 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended Sept 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 3.	Defaults Upon Senior Securities	27

Item 6.	Exhibits	27

Signatures		28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

September 30, December 31,

ASSETS 2005 2004

Current Assets: (unaudited)

Cash $ 8 $ 29

Restricted Cash - 2

Trade receivables from related parties, net of allowances

of $2,370 and $2,370, respectively 5 10

Trade receivables, net of allowances

of $89 and $34 85 139

Inventories 16 26

Prepaid licenses and royalties - -

Deposits 10 -

Prepaid expenses 97 -

Other current assets 8 137

Total current assets 229 343

Property and equipment, net 102 490

Other assets 24 0

Total assets $ 355 $ 833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable $ 9,448 $ 8,772

Current debt 1,488 1,575

Accrued royalties 1,081 3,501

Deferred income 223 475

Deferred income from former related party distributors 362 3,872

Total current liabilities 12,602 18,195

Commitments and contingencies

Stockholders' Deficit:

Preferred stock, $0.001 par value 5,000,000 shares authorized;

no shares issued or outstanding, respectively,

Common stock, $0.001 par value 150,000,000 shares authorized;

93,855,634 shares issued and outstanding 94 94

Paid-in capital 121,640 121,640

Accumulated deficit (134,094) (139,211)

Accumulated other comprehensive income 113 115

Total stockholders'deficit (12,247) (17,362)

Total liabilities and stockholders' deficit $ 355 $ 833

See accompanying notes.

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended

September 30,

2005 2004

Cash flows from operating activities: (In thousands) (In thousands)

Net (loss) income $ 5,115 $ (4,322)

Adjustments to reconcile net (loss) income to

cash (used) provided by operating activities:

Depreciation and amortization 141 643

Non-cash interest expense

Write off of fixed assets 247 644

Other (1)

Changes in operating assets and liabilities:

Cash Held in Trust (37)

Trade receivables from related parties 5 564

Trade receivables, net 54 6

Inventories 10 105

Prepaid licenses and royalties 0 (232)

Deposits (10) 0

Prepaid expenses (97) 0

Other current assets, net 129 1,019

Other assets (25) -

Accounts payable 803 1,751

Accrued royalties (2,632) 63

Other accrued liabilities (644)

Deferred income from former related party distributors (3,509) (185)

Deferred Income ( 3rd Party) (252)

Restricted cash 2 -

Accumulated and comprehensive income (2)

Net cash provided by (used in) operating activities (21) (626)

Cash flows from investing activities:

Purchase of property and equipment - 28

Net cash used in investing activities - 28

Cash flows from financing activities:

Repayment of current debt - (502)

Net cash provided by (used in) financing activities - (502)

Effect of exchange rate changes on cash

Net increase (decrease) in cash (21) (1,100)

Cash, beginning of period 29 1,171

Cash, end of period $ 8 $ 71

Supplemental cash flow information:

Cash paid for:

Interest $ 23 $ 35

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

To reduce working capital needs, the Company has implemented various measures including a reduction of personnel, a reduction of fixed overhead commitments, cancellation or suspension of development on future titles . All costs incurred and expected to be incurred associated with the restructuring activities of the Company are considered insignificant. Management will continue to pursue various alternatives to improve future operating results, and further expense reductions, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities.

In addition, the Company continues to seek and expects to require external sources of funding, a sale or merger of the Company, a private placement of the Company's securities, the sale of selected assets, the licensing of certain product rights, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives.

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

See Note 4 for additional factors relating to the Company's going concern status.

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

Revenue Recognition

Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Until , in the case of Vivendi, August 2005 and , in the case of Avalon ,January 2005, substantially all of the Company's sales were made by two related party distributors , Vivendi, which owns less than 5% of the outstanding shares of the Company's common stock at September 30, 2005, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus, the Company's largest stockholder.

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

Stock-Based Employee Compensation

At September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

<

Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2004 audited financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ended September 30, 2005 did not have a significant impact on the Company's financial statements.

Note 2. Inventories

Inventories consist of the following:
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Packaged software	$ 16	$ 26

Inventory consists of packaged software and is at lower cost or market on a first in first out method.

Note 3. Advances from Distributors and Others

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:

September 30, December 31,

2005 2004

(Dollars in thousands)

Advances for other distribution rights $ 223 $ 475

Net advance from Vivendi distribution agreements $ 362 $ 3,872

On August 10,2005 the agreements between the Company and Vivendi , which related respectively to North

America and the Rest of the World apart from Europe, expired and as a result deferred income was recognized.

Advances for other distributors decreased due to their contracts expiring and as a result deferred income was recognized.

Note 4. Commitments and Contingencies

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

On October 24, 2002, Synnex Information Technologies Inc ("Synnex") initiated legal proceedings against the company for various claims alleging unpaid development fees in the amount of approximately $172,000. The Company's attorney's have filed and obtained a motion to be relieved as counsel on August 10, 2004. The company has not yet retained replacement counsel in this action.

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

In March 2004, we instituted litigation in the Superior Court for the State of California, Los Angeles County, against Battleborne Entertainment, Inc. ("Battleborne") Battleborne was developing a console product for us tentatively titled "Airborne: Liberation". Our complaint alleges that Battleborne repudiated the contract with us and subsequently renamed the product and entered into a development agreement with a different publisher. This matter was settled on October 14, 2005 subject to certain conditions to be performed by Battleborne over time.

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

In August 2003, Reflexive Entertainment, Inc. filed an action against the Company in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company for approximately $110,000.

The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $117,000 in payroll tax penalties which it has accrued for at September 30, 2005. An additional notice was received for the tax year ending 2003 regarding the reconciliation of 2003 payroll tax returns and a potential increase in taxes of $45,479 .

The Company was unable to meet certain 2004 payroll obligations to its employees; as a result several former employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and obtained in August 2005 judgments totaling $118,000 in favor of former employees of the Company.

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

On December 29, 2004, Piper Rudnick LLP ("Piper Rudnick") filed an action against Interplay Entertainment Corp. for various claims for unpaid services. This action was settled on November 29,2005.

On April 22, 2005, Mark Strecker filed an action against Interplay Entertainment Corp. for various claims alleging unpaid services in the amount of $25,000.

On September 14, 2005, Network Commercial Service, Inc ("NCS") filed an action against Interplay Entertainment Corp. alleging breach of contract and alleging $120,000 is due to NCS. The Company is evaluating the merit of this lawsuit.

Note 5. Earnings (loss) Per Common Share

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

<

There were options and warrants outstanding to purchase and 9,798,218 and 9,962,718 shares of common stock at September 30, 2005 and 2004, respectively, which were excluded from the earnings per share computation , as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at September 30, 2005 and 2004 was $1.84 and $1.84 respectively.

Note 6. Related Parties

Amounts receivable from and payable to related parties are as follows:

September 30, 2005 December 31, 2004

(Dollars in thousands)

Receivables from related parties:

Titus TSC $ 327 $ 327

Titus KK - -

Titus Sarl 18 18

VIE Acquisition Group 5 10

Avalon 2,025 2,025

Allowance for doubtful accounts (2,370) (2,370)

Total $ 5 $ 10

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

As of September 30, 2005 and December 31, 2004, Titus and its affiliates excluding Avalon owed us $345,000 and $370,000, respectively. We owed Titus and its affiliates excluding Avalon $0 and $30,000 as of September 30, 2005 and December 31, 2004 respectively. An offsetting allowance for doubtful accounts has been recorded .

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

We had an International Distribution Agreement with Avalon, a wholly owned subsidiary of Titus. Pursuant to this distribution agreement, Avalon provided for the exclusive distribution of substantially all of our products in Europe, Commonwealth of Independent States, Africa and the Middle East for a seven-year period ending February 2006, cancelable under certain conditions, subject to termination penalties and costs. Under this agreement, as amended, we paid Avalon a distribution fee based on net sales, and Avalon provided certain market preparation, warehousing, sales and fulfillment services on our behalf. In connection with the International Distribution Agreement with Avalon, we incurred distribution commission expense of $0 and $1.8.million, for the nine months ended September 30, 2005, and 2004 respectively. This agreement was terminated as a result of Avalon's liquidation in February 2005.

TRANSACTIONS WITH TITUS SOFTWARE

In March 2003, we entered into a note receivable with Titus Software Corp., ("TSC"), a subsidiary of Titus, and advanced TSC $226,000. The note earns interest at 8% per annum and was due in February 2004. In May 2003, our Board of Directors rescinded the note receivable and demanded repayment of the $226,000 from TSC. As of the date of this filing the balance on the note with accrued interest has not been paid. The balance on the note receivable, with accrued interest, at December 31, 2004 was approximately $254,000. The majority of an additional approximately $73,000 was due to TSC subletting office space and miscellaneous other items. The total receivable due from TSC is approximately $327,000 as of September 30, 2005. An offsetting allowance for doubtful accounts has been recorded.

TRANSACTIONS WITH TITUS JAPAN

In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of September 30, 2005 we had a zero balance with Titus Japan. During the nine months ending September 30, 2005 our Japanese subsidiary accrued to Titus Japan approximately $140,753 in commissions, marketing and publishing staff services.

Our Japanese subsidiary had approximately $ 282,000 in revenue in the nine months ending September 30, 2005.

TRANSACTIONS WITH TITUS SARL

As of September 30, 2005 and 2004 we have receivables of $18,000 and $43,000 respectively for product development services that we provided. Titus SARL was placed into involuntary liquidation in January 2005. These receivables have been fully reserved.

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

Note7. Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

Net revenues by geographic regions were as follows:
	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	$ 1,895.45%		$ 133	14%	$ 1,940	35%	$ 816	7%
International	2,316	54%	137	15%	3,419	62%	9,627	77%
OEM, royalty and licensing	57	1%	648	71%	171	3%	2,044	16%
	$ 4,268	100%	$ 918	100%	$ 5,530	100%	$ 12,488	100%

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

Revenue Recognition

Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Until , in the case of Vivendi, August 2005 and , in the case of Avalon ,January 2005, substantially all of our sales were made by two distributors, Vivendi and Avalon.

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

Advances from Distributors and Others

Deferred income has been recognized when contracts with distributors have expired or been terminated.

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

During the nine months ended September 30, 2005 and 2004, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 and $0 respectively. Our prepaid royalty balances at September 30, 2005 was $0, net of reserves of $.889 million.

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
INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30
	2005	2004
		(In thousands, except per share amounts)
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$4,268	100%	$918	100%
Cost of goods sold	13	0.3%	239	26%
Gross Profit	$4,255	99.7%	679	74%

Operating expenses:
Marketing and sales	29	1%	215	23%
General and administrative	622	15%	660	72%
Product development	35	1%	83	9%
Total operating expenses	686	17%	958	104%
Operating income (loss)	$3,569	83%	-279	-30%

Other income (expense):
Other Income (Expenses)	1132	27%	(1,186)	-130%
Income Taxes	(1)	0.0%	(2)	0%
Net income (loss)	$4,700	110%	($1,467)	-160%
Net Income by geographic region:
North America	$ 1,895	44%	$133	14%
International	2,316	54%	137	15%
OEM, royalty and licensing	57	1%	648	71%
	4,268	100%	$918	100%
Net Revenue by platform:
Personal Computers	$994	23%	$242	26%
Video game Console	3217	75%	28	3%
OEM, royalty and licensing	57	1%	648	71%
	$4,268	100%	$918	100%

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended September 30
	2005		2004

		% of Net
	Amount	Revenues	Amount
Net revenues	$5,530	100%	$12,488
Cost of goods sold	281	5%	6,681
Gross Profit	$5,249	95%	5,807

Operating expenses:
Marketing and sales	169	3%	1,520
General and administrative	1,896	34%	4,384
Product development	169	3%	2,240
Total operating expenses	2,234	40%	8,144
Operating income (loss)	3,015	55%	-2,337

Other income (expense):
Other Income (Expenses)	2,102	38%	(1,875)
Income Taxes	(2)	0%	(110)
Net income (loss)	$5,115	93%	(4,322)
Net Income by geographic region:
North America	$ 1,940	35%	817
International	3,419	62%	9,627
OEM, royalty and licensing	171	3%	2,044
	5,530	100%	$12,488
Net Revenue by platform:
Personal Computers	$1,333	24%	$1,259
Video game Console	4026	73%	9,185
OEM, royalty and licensing	171	3%	2,044
	$5,530	100%	$12,488

North America, International and OEM, Royalty and Licensing Net Revenues

Geographically, our net revenues for the three and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Three Months Ended September 30	2005	2004	Change	% Change
North America	$1,895	$133	$1,762	1,325%
International	2,316	137	2,179	1,590%
OEM, Royalty & Licensing	57	648	(591)	(91%)
Net Revenues	4,268	918	3,350	365%

Nine Months Ended September 30	2005	2004	Change	% Change
North America	$1,940	$816	$1,124	137%
International	3,419	9,627	(6,208)	(64%)
OEM, Royalty & Licensing	171	2,044	(1,873)	(92%)
Net Revenues	5,530	12,488	(6,958)	(56%)

Net revenues for the three months ended September 30, 2005 were $ 4.3 million, a increase of 365% compared to the same period in 2004. This increase resulted from a 1,325% increase in North America net revenues, 91% decrease in OEM, royalties and licensing revenues and a 1,590% increase in international net revenues.

Net revenues for the nine months ended September 30, 2005 were $5.5 million, a decrease of 56% compared to the same period in 2004. This decrease resulted from a 137% increase in North America net revenues and 92% decrease in OEM, Royalty and licensing revenues and a 64% decrease in International net revenues.

North America net revenues for the three months ended September 30, 2005 were $1.9 million, an increase of 1,325% compared to the same period in 2004. The increase in North America net revenues in 2005 was mainly due to the recognition of deferred revenue in the amount of $1.8million on contracts expiring and the balance attributable to catalog sales.

North America net revenues for the nine months ended September 30, 2005 were $1.9 million an increase of 137% compared to the same period in 2004. The increase in North America net revenues in 2005 was mainly due to the recognition of deferred revenue in the amount $1.8 million on contracts expiring and the balance attributable to catalog sales.

International net revenues for the three months ended September 30, 2005 were $2.3 million, a 1,590% increase compared to the same period in 2004. The increase in International net revenues for the three months ended September 30, 2005 was mainly due to the recognition of deferred revenue in the amount of $2.1million on contracts expiring and the balance attributable to catalog sales. Overall, we had a $2.2 million increase in net revenue compared to the 2004 period.

International net revenues for the nine months ended September 30, 2005 were $3.4 million, a 64% decrease compared to the same period in 2004. Included in the $3.4 million are $2.1 million of recognition of deferred revenue on contracts expiring . The decrease in International net revenues for the nine months ended September 30, 2005 was mainly due to releasing Baldur's Gate: Dark Alliance II and Fallout: Brotherhood of Steel in Europe during the first nine months of 2004 compared to no new title in 2005.

OEM, royalty and licensing net revenues for the three months ended September 30, 2005 were $.06 million, a decrease of 91% compared to the same period in 2004.

OEM, royalty and licensing net revenues for the nine months ended September 30, 2005 were $.2 million, a decrease of 92% compared to the same period in 2004.

Platform Net Revenues

Our platform net revenues for the three and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Three Months Ended September 30	2005	2004	Change	% Change
Personal Computer	$994	$242	752	311%
Video Game Console	3,217	28	3,189	11,389%
OEM, Royalty & Licensing	57	648	(591)	(91%)
Net Revenues	4,268	918	3,350	365%)

Nine Months Ended September 30	2005	2004	Change	% Change
Personal Computer	$1,333	$1,259	$74	6%
Video Game Console	4,026	9,185	(5,159)	(56%)
OEM, Royalty & Licensing	171	2,044	(1,873)	(92%)
Net Revenues	5,530	12,488	(6,958)	(56%)

PC net revenues for the three months ended September 30, 2005 were $.9 million, an increase of 311% compared to the same period in 2004. The increase in PC net revenues in 2005 was primarily due to the recognition of deferred revenue of $.8 million on contracts expiring and the balance is attributable to catalog sales. Video game console net revenues were $3.2 million, an increase of 11,389% for the three months ended September 30, 2005 compared to the same period in 2004, mainly due to the recognition of deferred revenue of $1.9million on contracts expiring and the balance is attributable to catalog sales.

PC net revenues for the nine months ended September 30, 2005 were $1.3 million, a increase of 6% compared to the same period in 2004. The increase in PC net revenues in the nine months ended September 30, 2005 was primarily due to a combination of recognition of deferred revenue and catalog sales. Video Game console net revenues were $4.0 million, a decrease of 56% for the nine months ended September 30, 2005 compared to the same period in 2004.

Cost of Goods Sold; Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Three Months Ended September 30	2005	2004	Change	% Change
Net Revenues	$4,268	$918	$3,350	364%
Cost of Goods Sold	13	239	(226)	(11%)
Gross Profit Margin	4,255	679	3,576	(526%)

Nine Months Ended September 30	2005	2004	Change	% Change
Net Revenues	$5,530	$12,488	(6,958)	(56%)
Cost of Goods Sold	281	6,681	(6,400)	(96%)
Gross Profit Margin	5,249	5,807	(558)	(10%)

Three Months Ended September 30	2005	2004	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	1%	26%	(25%)
Gross Profit Margin	99%	74%	25%

Nine Months Ended September 30	2005	2004	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	5%	54%	(49%)
Gross Profit Margin	95%	46%	49%

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

Our cost of goods sold decreased 11% to $.01 million in the three months ended September 30, 2005 compared to the same period in 2004. The decrease was due to lower shipments.

Our cost of goods sold decreased 96% to $.281 million in the nine months ended September 30, 2005 compared to the same period in 2004

Our gross margin increased to 99% for the three months ended September 30, 2005 from 74% in the comparable period in 2004.

Our gross margin increased to 95% for the nine months ended September 30, 2005 period from 46% in the comparable 2004 period.

Marketing and Sales

Our marketing and sales expense for the three months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Marketing and Sales	2005	2004	Change	% Change
Three Months Ended September 30	$29	$215	$(186)	(87%)
Nine Months Ended September 30	169	1,520	(1,351)	(89%)

Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2005 were $.3 million, a 87% decrease as compared to the 2004 period. Marketing and sales expenses for the nine months ended September 30, 2005 were $.169 million a 89% decreased as compared to the same period during 2004. The decrease for the three months and nine months ended September 30, 2005 as compared to the same period in 2004 is due primarily to no new title being released in 2005.

General and Administrative

Our general and administrative expense for the three and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
General and Administrative	2005	2004	Change	% Change
Three Months Ended September 30	$622	$ 660	$(38)	(6%)
Nine Months Ended September 30	1,896	4,384	(2,488)	(57%)

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2005 were $.622 million, a 6% decrease as compared to the same period in 2004. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the nine months ended September 30, 2005 were $1.9 million a 57% decrease as compared to the same period in 2004. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2005.

Product Development

Our product development expense for the three and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Product Development	2005	2004	Change	% Change
Three Months Ended September 30	$35	$ 83	$(48)	(58%)
Nine Months Ended September 30	169	2,240	(2,071)	(92%)

Product development expenses for the three months ended September 30, 2005 were $.04 million, a 58% decrease as compared to the same period in 2004. This decrease is due to a virtual suspension in product development personnel costs and general expenses during the quarter. Product development expenses for the nine months ended September 30, 2005 were $.17 million, an 92% decrease as compared to the same period in 2004. The decrease is mainly due to an $2.1 million decrease in personnel costs and general expenses as a result of a reduction in product development personnel during 2005.

Other Income Expense, Net

Our other expense for the three months and nine months ended September 30, 2005 and 2004 break down as follows: (in thousands)
Other (Income) Expenses	2005	2004	Change	% Change
Three Months Ended September 30	(1,131)	$1,189	$2,320	195%
Nine Months Ended September 30	(2,102)	1,985	4,087	205%

Other income consists primarily of a legal settlement which was a reduction of accrued royalties in the amount of $.9 million, an additional adjustment to accrued royalties in the amount of $1.3 million, an impairment of assets of $.2 million, recovery of bad debt in the amount of $.06 million, and immaterial foreign currency exchange transactions gains and losses . Other income for the three months ended was $1.1 million as compared to expenses of $1.2 million expenses in the same period in 2004. The increase is attributable to an adjustment of accrued royalty obligations of $1.3 million in 2005 compared to the write down of the Avalon accounts receivable in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had a working capital deficit of approximately $13 million, and our cash balance was approximately $.008 million. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

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

We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004. Such amount has been accrued at December 31, 2004. We have received notice from the California Employment Development Department that we owe payroll taxes and penalties of approximately $101,000. We have received notice from the State Board of Equalization that we owe approximately $68,000 in State Use Tax. We have also received notice from the Orange County Treasurer that we owe approximately $28,000 in property taxes. Such amounts have been accrued at September 30, 2005.

We were unable to meet certain 2004 payroll obligations to our employees as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined us approximately $10,000 for failure to meet our payroll obligations and granted in August 2005 judgments totaling $118,000 in favor of former employees of the Company.

Since we were having difficulty meeting our payroll obligations on a timely basis to our employees a large number of our employees stopped reporting to work in late May and early June 2004. We were subsequently evicted from our building at 16815 Von Karman Avenue in Irvine, California in mid June 2004. We had a core group of approximately 4 employees on payroll on September 30, 2005. All employees have not been paid for the period August through December 31, 2004. Since we have been unable to pay the employees we have continuing liability to them.

The balance due on the 2004 employee pension plan is $31,406 which has been accrued.

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

We entered into tri-party agreements with Atari Interactive, Inc. and Vivendi and Avalon that allows Vivendi to resume North American distribution, and Avalon to resume International distribution pursuant to their pre-existing agreements with us of certain Dungeons & Dragons games, including BALDUR'S GATE: DARK ALLIANCE II. Vivendi has paid Atari approximately $955,000 as of September 30, 2005.

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

We continue to seek external sources of funding, incurring of new debt, the sale of assets or stock, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $.021 million during the nine months ended September 30, 2005.

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

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

Less than More than

Contractual Obligations Total 1 Year 1-3 Years 3-5 Years 5 Years

Developer License Commitments (1) $ 1,394 $ 1,394 $ -

Lease Commitments (2) $ 738 $ 738 $ -

Payroll Taxes (3) $ 273 $ 273 $ -

Other Commitments (4) $ 1,135 $ 1,135 $ -

Total $ 3,540 $ 3,540 $ -

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

(2) Lease Commitments: Our headquarters were located in Irvine, California where we leased approximately 81,000 square feet of office space. This lease would have expired in June 2006. On or about April 16, 2004, Arden Realty Finance IV LLC filed an unlawful detainer action against us in the Superior Court for the State of California, County of Orange, alleging our default under our corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $431,823. We were unable to satisfy this obligation and reach an agreement with our landlord, the we subsequently forfeited our lease and vacated the building. Arden Realty obtained a judgment for approximately $588,000 exclusive of interest. We also owe an additional approximate $149,000 making a total owed to Arden of approximately $737,000. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid we have been unable to make any of the $60,000 per month payments. We have monthly rental agreements in Irvine, CA and Beverly Hills, CA for our operations.

(3) We have received notice from the Internal Revenue Service ("IRS") that we owe approximately $117,000 in payroll tax penalties for late payment of payroll taxes in the 3rd and 4th quarters of 2003 and the 1st and 2nd quarters of 2004 . Such amount has been accrued at September 30, 2005. We have received additional notice from the IRS corresponding to the reconciliation of tax year ended 2003 with a potential increase of $45,480 in payroll taxes the IRS has reconciled in Interplay's favor. .

We have received notice from the California Unemployment Development Department that we owe payroll taxes and penalties of approximately $101,000 and current taxes of $10,000. We have received notice from the State Board of Equalization that we owe approximately $68,000 in State Use Tax.

The Orange County Treasurer has adjusted the 2001-2003 property tax statements accordingly and refunded the balance to Interplay. Interplay is in the process of resolving the 2004 year with the Orange County Treasurer.

(4) Other Commitments: Consist of payment plans entered into with various creditors.

Activities with Related Parties

Incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements as of September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments as of September 30, 2005. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized gains of $5,000 and a loss of $33,000 during the nine months ended September 30, 2005 and 2004 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Avalon. Avalon was liquidated in February 2005. The receivables were fully reserved.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect these controls.

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required in this Item 1 is incorporated herein by reference to the information in "Note 4. Commitments and Contingencies" to our condensed consolidated financial statements located in Item 1, Part 1 of this Report.

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

INTERPLAY ENTERTAINMENT CORP.

Date: December 28, 2005 By: /s/ HERVE CAEN

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

Date: December 28, 2005

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

Date: December 28, 2005

Hervé Caen
Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

Securities Exchange Act Rules 13a-14(b) AND 15d-14(b)

AS ADOPTED PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Interplay Entertainment Corp., a Delaware corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2005 as filed with the U.S. Securities and Exchange Commission (the "10-Q Report") that, to the best of the undersigned's knowledge:

    the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 28, 2005

/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer