Form 10-Q/A
period 2005-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2005-12-29
CIK 1057232

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)
	September 30,	December 31,
ASSETS	2005	2004
Current Assets:	(unaudited)
Cash	$ 8	$ 29
Restricted Cash	-	2
Trade receivables from related parties, net of allowances of $2,370 and $2,370, respectively	5	10
Trade receivables, net of allowances of $89 and $34 85	139
Inventories	16	26
Prepaid licenses and royalties	-	-
Deposits	10	-
Prepaid expenses	97	-
Other current assets	8	137
Total current assets	229	343
Property and equipment, net	102	490
Other assets	24	0

Total assets	$355	$833
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 9,448	$8,772
Current debt	1,488	1,575
Accrued royalties	1,081	3,501
Deferred income	223	475
Deferred income from former related party distributors	362	3,872
Total current liabilities	12,602	18,195
Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding, respectively,
Common stock, $0.001 par value 150,000,000 shares authorized; 93,855,634 shares issued and outstanding	94	94
Paid-in capital	121,640	121,640
Accumulated deficit	(134,094)	(139,211)
Accumulated other comprehensive income	113	115
Total stockholders'deficit	(12,247)	(17,362)
Total liabilities and stockholders' deficit	$ 355	$833

See accompanying notes.

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:	(In thousands)	(In thousands)
Net (loss) income	$5,115	$(4,322)
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	141	643
Non-cash interest expense
Write off of fixed assets	247	644
Other	(1)
Changes in operating assets and liabilities:
Cash Held in Trust		(37)
Trade receivables from related parties		5 564
Trade receivables, net		54 6
Inventories	10	105
Prepaid licenses and royalties	0	(232)
Deposits	(10)	0
Prepaid expenses	(97)	0
Other current assets, net	129	1,019
Other assets	(25)	-
Accounts payable	803	1,751
Accrued royalties	(2,632)	63
Other accrued liabilities		(644)
Deferred income from former related party distributors	(3,509)	(185)
Deferred Income ( 3rd Party)	(252)
Restricted cash	2	-
Accumulated and comprehensive income	(2)
Net cash provided by (used in) operating activities	(21)	(626)
Cash flows from investing activities:
Purchase of property and equipment	-	28
Net cash used in investing activities	-	28
Cash flows from financing activities:
Repayment of current debt	_________	(502)
Net cash provided by (used in) financing activities	-	(502)
Effect of exchange rate changes on cash
Net increase (decrease) in cash	(21)	(1,100)
Cash, beginning of period	29	1,171
Cash, end of period	$8	$71
Supplemental cash flow information:
Cash paid for:
Interest	$23	$35

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

Note 2. Inventories

Inventories consist of the following:
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Packaged software	$ 16	$ 26

Inventory consists of packaged software and is at lower cost or market on a first in first out method.

Note 3. Advances from Distributors and Others

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Advances for other distribution rights	$223	$475
Net advance from Vivendi distribution agreements	$362	$3,872

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

Note 6. Related Parties

Amounts receivable from and payable to related parties are as follows:
	September 30, 2005	December 31, 2004
		(Dollars in thousands)
Receivables from related parties:
Titus TSC	$327	$327
Titus KK	-	-
Titus Sarl	18	18
VIE Acquisition Group	5	10
Avalon	2,025	2,025
Allowance for doubtful accounts	(2,370)	(2,370)
Total	$ 5	$10

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

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Developer License Commitments (1)	$1,394	$1,394	$-
Lease Commitments (2)	$738	$738	$-
Payroll Taxes (3)	$273	$273	$-
Other Commitments (4)	$1,135	$1,135	$-
Total	$ 3,540	$ 3,540	$-

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