Form 10-Q/A
period 2005-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2006-01-23
CIK 1057232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A (No.2)

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

FORM 10-Q/A (NO.2)

Note This amendment is being filed to correct inadvertent errors in item 4. Controls and Procedures

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:	(unaudited)
Cash	$ 31	$ 29
Restricted Cash	-	2
Trade receivables from related parties, net of allowances of $2,370 and $2,370, respectively	6	10
Trade receivables, net of allowances of $93 and $34	4	139
Inventories	30	26
Prepaid licenses and royalties	20	-
Deposits	5	-
Prepaid expenses	94	-
Other current assets	21	137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current debt	$ 1,503	$ 1,575
Accounts payable	9,047	8,772
Accrued royalties	2,350	3,510
Deferred income	475	475
Advances from former related party	4,125	3,872
Total current liabilities	17,500	18195

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding, respectively,
Common stock, $0.001 par value 150,000,000 shares authorized; 93,855,634 shares issued and outstanding	94	94
Paid-in capital	121,640	121,640
Accumulated deficit	(138,792)	(139,211)
Accumulated other comprehensive income	105	115
Total stockholders' deficit	16,953)	(17,362)
Total liabilities and stockholders' deficit	$ 547	$833

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

Note 2. Inventories

Inventories consist of the following:
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Packaged software	$ 30	$ 26

Inventory consists of packaged software and is at lower cost or market on a first in first out method.

Note 3. Prepaid licenses and royalties

Prepaid licenses and royalties consist of the following:
	June 30, 2005	December 31, 2004
(Dollars in thousands)
Prepaid royalties for titles in development	$ 20	$ 0

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

Note 4. Advances from Distributors and Others

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:
	June 30, 2005	December 31, 2004
(Dollars in thousands)
Advances for other distribution rights	$ 475	$ 475

Net advance from Vivendi distribution agreements	$ 4,215	$ 3,872

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

Snowblind entered into a partial settlement agreement on June 23, 2004 following the suit filed by Snowblind on November 19, 2003. Snowblind filed a second amended complaint against the Company on or about July 12, 2004 claiming various causes of action including but not limited to, breach of contract, account stated, open book account, and rescission. The action was settled in April 2005 and we granted Snowblind the exclusive license to develop games using the DARK ALLIANCE Trademark under certain conditions. We retained the right to develop massively multiplayer online games using the DARK ALLIANCE trademark.

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

Note 7. Related Parties

Amounts receivable from and payable to related parties are as follows:
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Receivables from related parties:
Titus TSC	$ 327	$ 327
Titus KK	-	-
Titus Sarl	18	18
VIE Acquisition Group	6	10
Avalon	2,025	2,025
Allowance for doubtful accounts	2,370)	(2,370)
Total	$ 6	$ 10

Payables to related parties:
Titus GIE	-	-
Total	$ -	$ -

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

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Developer License Commitments (1)	$4,694	$3,051	$1,643
Lease Commitments (2)	$ 737	$ 737	$ -
Payroll Taxes (3)	$ 327	$ 327	$ -
Other Commitments (4)	$1,476	$ 970	$ 506
Total	$7,234	$ 5,085	$2,149

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and in timely alerting him to material information required to be included in this report.

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30,2005 that have materially affected or are reasonably likely to materially affect these controls.

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

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