Form 10-Q/A
period 2005-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2006-01-23
CIK 1057232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

MARCH 31, 2005

TABLE OF CONTENTS

______________

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
	and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three
	Months ended March 31, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months
	ended March 31, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1.	Legal Proceedings	26

Item 3.	Defaults Upon Senior Securities	26

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)
	March 31, 2005	December 31, 2004
ASSETS
Current Assets: (unaudited)
Cash	$ 43	$ 29
Restricted Cash	-	2
Trade receivables from related parties, net of allowances of $2,370 and $2,370, respectively	20	10
Trade receivables, net of allowances of $94 and $34	305	139
Inventories	30	26
Prepaid licenses and royalties	20	-
Deposits	-	-
Prepaid expenses	26	-
Other current assets	11	137
Total current assets	455	343

Property and equipment, net	410	490
	$ 865	$ 833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current debt	$ 1,469	$ 1,575
Accounts payable	8,949	8,772
Accrued royalties	3,500	3,501
Advances from distributors and others	999	883
Advances from related parties	476	475
Payables to related parties	3,050	2,989
Total current liabilities	18,443	18,195

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding, respectively,
Common stock, $0.001 par value 150,000,000 shares authorized; 93,855,634 shares issued and outstanding	94	94
Paid-in capital	121,640	121,640
Accumulated deficit	(139,427)	(139,211)
Accumulated other comprehensive income	115	115
Total stockholders' deficit	(17,578)	(17,362)
	$ 865	$ 833

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Net revenues	$ 793	$ 6,917
Net revenues from related party distributors	-	1,492
Total net revenues	793	8,409
Cost of goods sold	171	5,083
Gross profit	622	3,326
Operating expenses:
Marketing and sales	103	991
General and administrative	648	1,206
Product development	81	2,007
Total operating expenses	832	4,204
Operating (loss) income	(210)	(878)
Other income (expense):
Interest expense	(6)	(14)
Other	-	(11)
Income before benefit for income taxes	(216)	(903)
Benefit for income taxes	-	-
Net (loss) income	(216)	(903)
Cumulative dividend on participating preferred stock	-	-
Net (loss) income available to common stockholders	$ (216)	$ (903)

Net (loss) income per common share:
Basic	$ (0.00)	$ (0.01)

Diluted	$ (0.00)	$ (0.01)
Shares used in calculating (loss) net income per common share:
Basic	93,856	93,856
Diluted	93,856	93,856

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:	(In thousands)	(In thousands)
Net (loss) income	$ (216)	$ (903)
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	79	283
Non-cash interest expense	-	-
Non cash accruals	315	-
Changes in operating assets and liabilities:
Trade receivables from related parties	(10)	295
Trade receivables, net	(167)	(4)
Inventories	(4)	(88)
Prepaid licenses and royalties	(20)	(90)
Other current assets, net	101	(548)
Accounts payable	(138)	2,514
Accrued royalties	(1)	205
Deferred Revenue	62	-
Payables to related parties	144	10
Additions to restricted cash	2	-
Advances	-	(2,295)
Net cash provided by (used in) operating activities	147	(621)

Cash flows from investing activities:
Purchase of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash flows from financing activities:
Repayment of Current Debt	(105)	(515)
Net proceeds from issuance of common stock	-	-
Net cash provided by (used in) financing activities	(105)	(515)
Effect of exchange rate changes on cash	-	(2)
Net increase (decrease) in cash	42	(1,143)
Cash, beginning of period	-	1,171
Cash, end of period	$ 42	$ 28

Supplemental cash flow information:
Cash paid for:
Interest	$ 6	$ 6

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

The Emerging Issues Task Force ("EITF") issued EITF 01 09 in November 2001. The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this pronouncement has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buy downs and distributor payments from cost of sales and administrative expenses to a reduction in sales. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact on results of operations for any period.

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
Three Months Ended
March 31,
	2005	2004
(Dollars in thousands, except per share amounts)
Net income (loss) available to common stockholders, as reported	$ (249)	$ (903)
Pro forma compensation expense	(2)	(16)
Pro forma net income (loss) available to common stockholders	$ (251)	$ (919)
Earnings (loss) per common share, as reported
Basic	$ -	$ (0.01)
Diluted	$ -	$ (0.01)

Earnings per common share, pro forma
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2004 audited financial statements, filed previously with the SEC in Form 10-K, that were required to be adopted during the period ended March 31, 2004 did not have a significant impact on the Company's financial statements.

Note 2. Inventories

Inventories consist of the following:
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Packaged software	$ 37	$ 26

Note 3. Prepaid licenses and royalties

Prepaid licenses and royalties consist of the following:

March 31, December 31,

2005 2004

(Dollars in thousands)

Prepaid royalties for titles in development $ 20 $ 193

Prepaid licenses and trademarks, net of amortization - 106

$ 20 $ 299

Amortization of prepaid licenses and royalties is included in cost of goods sold and totaled $0 and $0 million for the three months ended March 31, 2005 and 2004, respectively. Included in the amortization of prepaid licenses and royalties are write-offs of development projects that were cancelled because they were not expected to meet the Company's desired profit requirements. These amounts totaled $0 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Note 4. Advances from Distributors and Others

Advances from distributors and original equipment manufacturers ("OEMs") consist of the following:

March 31, December 31,

2005 2004

(Dollars in thousands)

Advances for other distribution rights $ 447 $ 476

Net advance from Vivendi distribution agreements $ 3,050 $ 2,989

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

	2005	2004
	(In thousands, except per share amounts)
Net income (loss) available to common stockholders	$ (216)	$ (903)
Interest related to conversion of secured convertible promissory note	$ -	$ -
Dilutive net income (loss) available to common stockholders	$ -	$ -
Shares used to compute income (loss) per share:
Weighted-average common shares	93,856	93,856
Dilutive stock equivalents	-	-
Dilutive potential common shares	93,856	93,856
Net Income (loss) per common share:
Basic	$ -	$ (0.01)
Diluted	$ -	$ (0.01)

There were options and warrants outstanding to purchase and 9,966,052 shares of common stock at March 31, 2005 and 2004, respectively, which were excluded from the earnings per share computation for the three months ended March 31, 2004, as the exercise price was greater than the average market price of the common shares. The weighted average exercise price of the outstanding stock options and common stock warrants at March 31, 2005 and 2004 was $1.62 and $1.84 respectively.

Note 7. Related Parties

Amounts receivable from and payable to related parties are as follows:

March 31, 2005 December 31, 2004

(Dollars in thousands)

Receivables from related parties:

Titus TSC $ 327 $ 327

Titus KK - -

Titus Sarl 18 18

VIE Acquisition Group 20 10

Avalon 2,025 2,025

Allowance for doubtful accounts (2,370) (2,370)

Total $ 20 $ 10

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

TRANSACTIONS WITH TITUS JAPAN

In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of March 31, 2005 we had a zero balance with Titus Japan. During the three months ending March 31, 2004 our Japanese subsidiary paid to Titus Japan approximately $209,000 in commissions, marketing and publishing staff services.

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

Note 8. Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

Net revenues by geographic regions were as follows:

	Three months ended March 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	$ 37	5%	$ 339	4%
Europe	457	58	6,920	82
Rest of World	240	31	944	11
OEM, royalty and licensing	59	2	206	2
	$ 793	96%	$ 8,409	99%

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

During the three months ended March 31, 2005 and 2004, we recorded prepaid licenses and royalties impairment charges to cost of goods sold of $0 million and $0 million respectively. Our prepaid royalty balances at March 31, 2005 $.869 million, net of reserves of $.869 million.

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

Three Months Ended March 31,

2005 2004

% of Net % of Net

Amount Revenues Amount Revenues

(Dollars in thousands)

Net revenues $ 793 100% $ 8,409 100%

Cost of goods sold 171 22% 5,083 60%

Gross profit 622 78% 3,326 40%

Operating expenses:

Marketing and sales 103 13% 991 12%

General and administrative 648 82% 1,206 14%

Product development 81 10% 2,007 23%

Total operating expenses 832 105% 4,204 49%

Operating income (loss) (210) (26) % (878) (10) %

Other expense (6) (1) % (25) 0%

Net income (loss) $ (216) (26) % $ (903) (11) %

Net revenues by geographic region:

North America $ 37 5% $ 339 4%

International 697 88% 7,864 94%

OEM, royalty and licensing 59 7% 206 2%

793 100% 8,409 100%

Net revenues by platform:

Personal computer $ 132 17% $ 694 8%

Video game console 602 77% 7,509 89%

OEM, royalty and licensing 59 6% 206 3%

793 100% 8,409 100%

North American, International and OEM, Royalty and Licensing Net Revenues

Geographically, our net revenues for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
North America	$172	$339	$(167)	(50)%
International	562	7,864	$(7,122)	(93)%
OEM, Royalty & Licensing	59	206	$(147)	(72)%
Net Revenues	793	8,409	$(7,616)	(91)%

Net revenues for the three months ended March 31, 2005 were $.8 million, a decrease of 91% compared to the same period in 2004. This decrease resulted from a 50% decrease in North American net revenues and a72 % decrease in OEM, royalties and licensing revenues International sales decreased 93 % net revenues.

North American net revenues for the three months ended March 31, 2005 were $.17 million. The decrease in North American net revenues in 2005 was mainly due to a 50% decrease in back catalog sales compared to 2004 and by delivering one product gold master to one title in 2005 compared to delivering zero product gold masters in 2004, resulting in a decrease in North American sales of $.167 million and a decrease in product returns and price concessions of $0 as compared to the 2004 period.

International net revenues for the three months ended March 31, 2005 were $.562 million. The decrease in International net revenues for the three months ended March 31, 2005 was mainly due to releasing Baldur's Gate: Dark Alliance II and Fallout: Brotherhood of Steel in Europe in 2004. Overall, we had a $7.6 million decrease in revenue offset by an increase in product returns and price concessions of $ 0 million compared to the 2004 period.

Avalon, our primary international distributor is current on their post-CVA payments to us. (Please see Note 7, Related Parties, to our Condensed Consolidated Financial Statements). However, if Avalon is not able to continue its reorganization and liquidates, we may need to obtain a new European distributor in a short amount of time. If we are not able to engage a new distributor, it could have a material negative impact on our International sales.

OEM, royalty and licensing net revenues for the three months ended March 31, 2005 were $0.59 million, a decrease of $.147 million as compared to the same period in 2004. OEM net revenues decreased by $.147 million as compared to the 2004 period and licensing net revenues decreased by $14.9 million as compared to the 2003 period. The decrease in licensing net revenues in 2005 was due to the fact that in 2004, we recorded $.0 million in revenue related to the sale of the Hunter: The Reckoning video game license and did not have a comparable transaction in the first quarter of 2004.

We expect that OEM, royalty and licensing net revenues in 2005 will decrease compared to 2004 as a result of not having a comparable transaction as the sale of.

Platform Net Revenues

Our platform net revenues for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
Personal Computer	$132	$694	$(562)	(81)%
Video Game Console	602	7,509	$(6907)	(92)%
OEM, Royalty & Licensing	59	206	$(147)	(72)%
Net Revenues	793	8,409	$(7,916)	(95)%

PC net revenues for the three months ended March 31, 2005 were $0.7 million, a decrease of 81 % compared to the same period in 2004. The decrease in PC net revenues in 2005 was primarily due to lower back catalog sales. Video game console net revenues were $.602 million, a decrease of 92% for the three months ended March 31, 2005 compared to the same period in 2004, due to releasing Baldur's Gate: Dark Alliance II and Fallout: Brotherhood of Steel in Europe in 2004, offset by delivering zero product gold masters in 2004 as compared to zero product gold master, in 2005.

We expect our PC net revenues to decrease in 2005 as compared to 2004 as we expect to continue to focus on video game console products.

Cost of Goods Sold; Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
Net Revenues	$793	$8,409	$(7,616)	(90)%
Cost of Goods Sold	171	5,083	(4,912)	(96)%
Gross Profit Margin	622	3,326	(2,704)	(81)%

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

Our cost of goods sold decreased 96% to $.171 million in the three months ended March 31, 2005 compared to the same period in 2004. The decrease was due to lower amortization of prepaid royalties on externally developed products in the three months ended March 31, 2005 as compared to the 2004 period. In 2004, we incurred $2.9 million in amortization of prepaid royalties associated with the sale of the Hunter: The Reckoning license and $1.8 million in write-offs of development projects that were impaired because these titles were not expected to meet our desired profit requirements. The decrease in cost of goods sold was partially offset by an increase in manufacturing costs due to higher unit sales in Europe.

Our gross margin increased to 79% for the 2005 period from 40% in the 2004 period. This was primarily due to the 2005 period not having a comparable transaction such as the sale of the Hunter: The Reckoning license, which yielded approximately an % profit margin.

We expect our gross profit margin percentage to decrease in 2005 as compared to 2004 mainly due to the fact that we do not anticipate having a comparable transaction such as the sale of Hunter: The Reckoning license, offset by the fact that we do not expect to incur any unusual product returns and price concessions or any write-offs of prepaid royalties in 2004.

Marketing and Sales

Our marketing and sales expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
Marketing and Sales	$103	$991	$(888)	(90)%

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

General and Administrative

Our general and administrative expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
General and Administrative	$648	$1,206	($558)	(47)%

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

We expect our general and administrative expenses to decrease in 2005 compared to 2004.

Product Development

Our product development expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
Product Development	$81	$2,007	($1,926)	(96)%

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

Other Expense, Net

Our other expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)
	2005	2004	Change	% Change
Other Expense	$6	$25	$19	(76)%

Other expense consists primarily of interest expense on our debt and foreign currency exchange transaction gains and losses. Other expense for the three months ended March 31, 2005 was $6,000, a 76% decrease as compared to the same period in 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had a working capital deficit of approximately $18 million, and our cash balance was approximately $43,000. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

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

On July 2, 2004, we granted an option to Vivendi to purchase the REDNECK RAMPAGE intellectual property rights for $300,000. On July 19, 2004, Vivendi exercised the option and paid the $300,000 on July 23, 2004.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations, the development and introduction of products and related technologies and the acquisition or lease of equipment and other assets used in the product development process. Our operating activities used cash of $ million during the three months ended March 31, 2005, primarily attributable to fees incurred for lawsuits, and other liabilities, and recoupment of advances received by distributors.

Cash provided by investing activities of $ for the three months ended March 31, 2005 consisted of normal capital expenditures and sales, primarily for office and computer equipment used in our operations. We do not currently have any material commitments with respect to any future capital expenditures. Net cash provided by financing activities of $ for the three months ended March 31, 2005, consisted primarily of repayments of our notes payable.

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

Contractual Obligations Total 1 Year 1-3 Years 3-5 Years 5 Years

Developer License Commitments (2) $ 4,694 $ 3,051 $ 1,643

Lease Commitments (2) $ 737 $ 737 $ -

Payroll Taxes (3) $ 310 $ 310 $ -

Other Commitments (5) $ 1,476 $ 970 $ 506

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

As of March 31, 2005 and December 31, 2004, Titus and its affiliates excluding Avalon owed us $370,000 and $370,000, respectively. We owed Titus and its affiliates excluding Avalon $30,000 and $30,000 as of March 31, 2005 and December 31, 2004 respectively.

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

TRANSACTIONS WITH TITUS JAPAN

In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. This representation agreement has not yet been approved by our Board of Directors and is currently being reviewed by them. Our Board of Directors has approved the payments of certain amounts to Titus Japan in connection with certain services already performed by them on our behalf. As of March 31, 2005 we had a zero balance with Titus Japan. During the three months ending March 31, 2004 our Japanese subsidiary paid to Titus Japan approximately $209,000 in commissions, marketing and publishing staff services.

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

We recognized gains of $ and $150 during the three months ended March 31, 2005 and 2004 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Avalon. Avalon was liquidated in February 2005. The receivables were fully reserved.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. On January 18, 2005 the Controller of the Company at that time resigned causing the auditors to note a material weakness. Management appointed a new Controller to take over the reporting duties from the previous Controller and hired additional accounting staff. The Company also took steps to remediate any material weakness by relocating to new offices, gathering archives and reinstalling all computer systems.

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

Date: June 21, 2005

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

Date: June 21, 2005

Hervé Caen
Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

Securities Exchange Act Rules 13a-14(b) AND 15d-14(b)

AS ADOPTED PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Interplay Entertainment Corp., a Delaware corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2005 as filed with the U.S. Securities and Exchange Commission (the "10-Q Report") that, to the best of the undersigned's knowledge:

    the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 21, 2005

/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer