Form 10-K/A
period 2004-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2006-01-24
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24363

Interplay Entertainment Corp.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0102707 (I.R.S. Employer Identification No.)

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

INTERPLAY ENTERTAINMENT CORP.

Note This amendment is being filed to correct inadvertent errors in item Part II Item 9A

INDEX TO FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

PAGE

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

Item 9A Controls and Procedures 38

PART III

Item 10. Directors and Executive Officers of the Registrant 38

Item 11. Executive Compensation 40

Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters 45

Item 13. Certain Relationships and Related Transactions 46

Item 14. Principal Accountant Fees and Services 48

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 49

Signatures 50

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

Interplayâ, Interplay Productionsâ, Games On Line® and certain of our other product names and publishing labels referred to in this Report are the Company's trademarks. This Report also contains trademarks belonging to others.

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

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.
For the Year ended December 31, 2004	High	Low

First Quarter	$.14	$.10
Second Quarter	.14	.03
Third Quarter	.05	.02
Fourth Quarter	.03	.01

For the Year ended December 31, 2003	High	Low

First Quarter	$.08	$.05
Second Quarter	.14	.05
Third Quarter	.14	.09
Fourth Quarter	.12	.07

Dividend Policy

It is not currently our policy to pay dividends.

Securities Issuances

No new shares were issued during FY 2004

Equity Compensation Plans Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,150	2.02	7,609,447
Equity compensation plans not approved by security holders	-	-	-
Total	211,150	2.02	7,609,447

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

	Years Ended December 31
	2004	2003	2002	2001 (Unaudited)	2000
	(Dollars in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenues	$13,197	$36,301	$43,999	$56,448	$101,426
Cost of goods sold	6,826	13,120	26,706	45,816	54,061
Gross profit	6,371	23,181	17,293	10,632	47,365
Operating expenses	8,853	21,787	29,653	51,922	55,751
Operating (income) loss	(2,482)	1,394	(12,360)	(41,290)	(8,386)
Sale of Shiny	-	-	28,813	-	-
Other income (expense)	(2,094)	(82)	(1,531)	(4,526)	(3,689)
Income (loss) before income taxes	(4,576)	1,312	14,922	(45,816)	(12,075)
Provision (benefit) for income taxes	154	-	(225)	500	-
Net income (loss)	$(4,730)	$1,312	$15,147	$(46,316)	$(12,075)

Cumulative dividend on participating preferred stock	$-	$-	$133	$966	$870
Accretion of warrant	-	-	-	266	532
Net income (loss) available to common stockholders	$(4,730)	$1,312	$15,014	$(47,548)	$(13,477)
Net income (loss) per common share:
Basic	$(0.05)	$0.01	$0.18	$(1.23)	$(0.45)
Diluted	$(0.05)	$0.01	$0.16	$(1.23)	$(0.45)
Shares used in calculating net income (loss) per common share - basic	93,856	93,852	83,585	38,670	30,047
Shares used in calculating net income (loss) per common share - diluted	93,856	104,314	96,070	38,670	30,047
Selected Operating Data:
Net revenues by geographic region:
North America	$1,544	$13,541	$26,184	$34,998	$53,298
International	9,934	6,484	5,674	15,451	35,077
OEM, royalty and licensing	1,720	16,276	12,141	5,999	13,051
Net revenues by platform:
Personal computer	$1,817	$7,671	$15,802	$34,912	$73,730
Video game console	9,660	12,354	16,056	15,537	14,645
OEM, royalty and licensing	1,720	16,276	12,141	5,999	13,051
	Years Ended December 31,
	2004	2003	2002	2001 (unaudited)	2000
Balance Sheets Data:	(Dollars in thousands)
Working capital (deficiency)	$(17,852)	$(14,750)	$(17,060)	$(34,169)	$123
Total assets	834	5,486	14,298	31,106	59,081
Total debt	1,575	837	2,082	4,794	25,433
Stockholders' equity (deficit)	(17,362)	(12,636)	(13,930)	(28,150)	6,398

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

Results of Operations

The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:
	Years Ended December 31,
	2004	2003	2002
Statements of Operations Data:
Net revenues	100%	100%	100%
Cost of goods sold	52	36	61
Gross margin	48	64	39
Operating expenses:
Marketing and sales	13	4	13
General and administrative	34	18	17
Product development	20	38	37
Other	-	-	-
Total operating expenses	67	60	67
Operating income (loss)	(19)	4	(28)
Other income (expense)	(16)		62
Income (loss) before provision for income taxes	(35)	4	34
Provision for income taxes	1	-
Net income (loss)	(36)%	4%	34%

Selected Operating Data:
Net revenues by segment:
North America	12%	38%	60%
International	75	18	13
OEM, royalty and licensing	13	44	27
	100%	100%	100%
Net revenues by platform:
Personal computer	14%	21%	36%
Video game console	73	35	37
OEM, royalty and licensing	13	44	27
	100%	100%	100%

Geographically, our net revenues for the years ended December 31, 2004 and 2003 breakdown as follows: (in thousands)
	2004	2003	Change	% Change
North America	1,544	13,541	(11,997)	(88.6%)
International	9,934	6,484	3,450	53.2%
OEM, Royalty & Licensing	1,720	16,276	(14,306)	(89.2%)
Net Revenues	13,197	36,301	(22,854)	(63.9%)

Geographically, our net revenues for the years ended December 31, 2003 and 2002 breakdown as follows: (in thousands)
	2003	2002	Change	% Change
North America	13,541	26,184	(12,643)	(48%)
International	6,484	5,674	810	14%
OEM, Royalty & Licensing	16,276	12,141	3,885	32%
Net Revenues	36,301	43,999	(7,948)	(18%)

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

Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2004 and 2003 break down as follows: (in thousands)
	2004	2003	Change	% Change
Net Revenues	13,197	36,301	(23,104)	(63.6%)
Cost of Goods Sold	6,826	13,120	(6,294)	(48%)
Gross Margin	6,371	23,181	(16,810)	(72.5%)

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

On April 16, 2004, Arden Realty, our landlord, filed an unlawful detainer action against us alleging unpaid rent of approximately $432,000. We were unable to pay our rent, and vacated the office space during the month of June 2004. On June 3, 2004, our Landlord obtained a judgment of approximately $588,000 exclusive of interest. We also owe an additional approximately $148,000 on a prior settlement with the Landlord. We negotiated a forbearance agreement whereby Arden has agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. We are currently in default of this agreement.

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

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Developer Licensee Commitments (1)	4,694	3,051	1,643
Lease Commitments (2)	737	737
Taxes (3)	310	310
Other Commitments (4)	1,476	970	506
Total	7,217	5,068	2,149	-	-

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

    We fail to replace Vivendi as our distributor; or

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

    demand for our products and our competitors' products;

    the size and rate of growth of the market for interactive entertainment software;

    changes in personal computer and video game console platforms;

    the timing of announcements of new products by us and our competitors and the number of new products and product enhancements released by us and our competitors;

    changes in our product mix;

    the number of our products that are returned; and

    the level of our international and original equipment manufacturer royalty and licensing net revenues.

Many factors make it difficult to accurately predict the quarter in which we will ship our products. Some of these factors include:

    the uncertainties associated with the interactive entertainment software development process;

    approvals required from content and technology licensors; and

    the timing of the release and market penetration of new game hardware platforms.

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

Our business requires extensive time and creative effort to produce and market. Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel. Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees. Our executive management team currently consists of CEO and interim CFO Hervé Caen. Our failure to recruit or retain the services of key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

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

Our international sales are subject to a number of inherent risks, including the following:

    recessions in foreign economies may reduce purchases of our products;

    translating and localizing products for international markets is time consuming and expensive;

    accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;

    regulatory requirements may change unexpectedly;

    it is difficult and costly to staff and manage foreign operations;

    fluctuations in foreign currency exchange rates;

    political and economic instability; and

    delays in market penetration of new platforms in foreign territories.

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

    operating systems such as Microsoft Windows Longhorn;

    new media formats

    releases of new video game consoles;

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

    obtain licenses to develop products for those platforms on favorable terms; or

    create software for those new platforms on a timely basis.

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

    general conditions in the computer, software, entertainment, media or electronics industries;

    changes in earnings estimates or buy/sell recommendations by analysts;

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

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and in timely alerting him to material information required to be included in this report.

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

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control systems can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary Information Concerning Directors, Executive Officers and Certain Significant Employees

The following table sets forth certain information regarding our directors and executive officers and their ages as of May 27, 2005:
Directors	Age	Present Position

Hervé Caen	43	Chairman of the Board of Directors, Chief Executive Officer and Interim Chief Financial Officer
Eric Caen	39	Director
Michel Welter (1)(2)(3)	46	Director

  Member of the Audit Committee of the Board of Directors.

  Member of the Compensation Committee of the Board of Directors.

  Member of the Independent Committee of the Board of Directors.

Herve Caen and Eric Caen are brothers. There are no other family relationships between any director and/or any executive officer. The Board of Directors has determined that there are no other significant employees for purposes of this Item 10.

Background Information Concerning Directors and Executive Officers

Hervé Caen joined us as President and as a director in November 1999. Mr. Caen was appointed interim Chief Executive Officer in January 2002 and currently serves as our Chief Executive Officer and interim Chief Financial Officer to date. Mr. Caen has served as Chairman of our Board of Directors since September 2001. Mr. Caen has served as Chairman of the Board of Directors of Titus Interactive S.A., an interactive entertainment software company since 1991. Mr. Caen was also Chief Executive Officer of Titus Interactive S.A. from 1991 through December 31, 2002. Mr. Caen also serves as Managing Director of Titus Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since 1985, 1991 and 1998, respectively. Mr. Caen also serves as Chief Executive Officer of Titus Software Corporation, Chairman of Titus Software UK Limited and Representative Director of Titus Japan K.K., which positions he has held since 1988, 1991 and 1998, respectively.

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

Audit Committee Independence and Audit Committee Financial Expert.

The Audit Committee currently consists of Michel Welter. The Board has determined that since October 2004 when Mr Stefanovich resigned from the board, who was until that time the "audit committee financial expert", as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and pursuant to the rules and regulations of the SEC, the Audit Committee no longer has such an expert. The Board determined that Mr Stefanovich was, and has also determined that Mr. Welter is, "independent", as that term is defined under the rules of the National Association of Securities Dealers, Inc.

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

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options(#)
Hervé Caen (1)	2004	$ 260,330 (2)	--	--	$ --
Chairman of the Board of Directors, Chief Executive Officer and Interim Chief Financial Officer	2003 2002	487,147 250,000	-- --	-- --	(3) --
	2004	116,276 (4)	--	--	2,000 (5)
Phillip Adam	2003	200,000	--	--	12,000 (5)
President	2002	168,000	--	--	5,331(5)
			--	--

---------------

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

AGGREGATE OPTION/ SAR EXERCISES
AND 2004 YEAR-END OPTION VALUES

There were no exercises of stock options or stock appreciation rights during the year ended December 31, 2004 for any of the Named Executive Officers.
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Year-End (Exercisable/ Unexercisable)	Value of Unexercised in-the- Money Options at Year-End (Exercisable/ Unexercisable) (1)
Hervé Caen	--	--	--	--
Phillip Adam	--	--	10,000/0	$0/$0

-------------------

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

Employment Agreements

Mr. Hervé Caen currently serves as our Chief Executive Officer and interim Chief Financial Officer. We previously entered into an employment agreement with Mr. Hervé Caen for a term of three years through November 2002, pursuant to which he currently serves as our Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provided for an annual base salary of $250,000, with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by us from time to time. In March 2003, our Compensation Committee approved an annual base salary increase for Mr. Caen from $250,000 to $360,000. The Compensation Committee is currently negotiating a new employment agreement with Mr. Caen.

Mr. Phillip Adam served as our President during 2004. In March 2003, our Compensation Committee approved a three-year employment agreement with Mr Adam as President for an annual base salary of $200,000. Mr Adam resigned from the company on January 15, 2005.

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

Fiscal Year 2004 Chief Executive Officer Compensation

The salary, annual raises and annual bonus of Hervé Caen, our Chief Executive Officer and interim Chief Financial Officer, are determined in accordance with Mr. Caen's employment agreement with us. Mr. Caen's employment agreement provides for a base salary of $360,000 per year, with annual raises and bonuses as may be approved at the discretion of our Board of Directors and $100,000 per year while serving as interim Chief Financial Officer. The amounts of any annual raises or bonuses are determined in accordance with the policies and objectives set forth above. For the fiscal year ended December 31, 2004, Mr. Caen received $260,330 in compensation as Chief Executive Officer and interim Chief Financial Officer. The Compensation Committee did not award Mr. Caen any options during 2004. The Compensation Committee is currently negotiating a new employment agreement with Mr. Hervé Caen.

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

Name and Address	Number of Shares Of Common Stock Beneficially Owned (1)		Percent (2)

Directors:
Hervé Caen	8,681,306	(4)	9.2%
Eric Caen	30,001	(5)	*
Michel Welter	60,001	(6)	*

Non-Director Named Executive Officers:
Phillip Adam	208,779	(7)	*

5% Holders:
Titus Interactive SA Parc de l'Esplanade 12, rue Enrico Fermi St-Thibault-des-Vignes 77462 Lagny-sur-Marne Cedex France	58,426,293	(3)	62.3%

Directors and Executive Officers as a Group (4 persons)	8,961,754		9.5%

* Less than one percent.

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

  Includes 8,681,306 shares of our common stock held directly by Mr. Hervé Caen.

  Includes 30,001 shares subject to stock options exercisable within 60 days of March 31, 2005.

  Includes 20,001 shares subject to stock options exercisable within 60 days of March 31, 2005.

  Includes 10,000 shares subject to stock options exercisable within 60 days of March 31, 2005.

Equity Compensation Plans Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,150	2.02	7,609,447
Equity compensation plans not approved by security holders	-	-	-
Total	211,150	2.02	7,609,447

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

Aggregate fees billed by our independent auditors for professional services rendered for the audit of fiscal years 2004 and 2003 and for other professional services billed in fiscal years 2004 and 2003 are as follows:

Year Ended
Description of Fees	December 31, 2004	December 31, 2003
Audit Fees	$16,097 (1)(4)	$100, 860 (3)
Audit-Related Fees	--	56,000 (2)
Tax Fees (3)	--	--
All Other Fees	--	--

TOTAL:	$16,097	$227,372

  This entire amount was paid to SMRW.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Irvine, California this 2nd day of June 2005.

INTERPLAY ENTERTAINMENT CORP.

/s/ Hervé Caen

By:___________________________________

Hervé Caen

Its: Chief Executive Officer and

Interim Chief Financial Officer

(Principal Executive and

Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Interplay Entertainment Corp. do hereby constitute and appoint Hervé Caen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Hervé Caen Hervé Caen	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)	June 2, 2005
/s/ Eric Caen Eric Caen	Director	June 2, 2005
/s/ Michel Welter Michel Welter	Director	June 2, 2005

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

    Subsidiaries of the Company

    Consent of Squar, Milner LLP, Independent Registered Public Accounting Firm.

    Consent of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm.

    Power of Attorney (included on signature page to this Form 10-K)

    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Hervé Caen.

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

/s/ Squar Milner Reehl & Williamson, LLP

Newport Beach, California

March 25, 2004

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
ASSETS	2004	2003
Current Assets:
Cash	$ 29	$ 1,171
Restricted Cash	2
Trade receivables from related parties, net of allowances
of $2,370 and $691, respectively	10	564
Trade receivables, net of allowances
of $36 and $34, respectively	139	6
Inventories	26	146
Prepaid licenses and royalties	-	209
Deposits	-	600
Prepaid expenses	-	673
Other receivables	137	3
Total current assets	343	3,372

Property and equipment, net	490	2,114
	$ 833	$ 5,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current debt	$ 1,575	$ 837
Accounts payable	8,772	7,093
Accrued royalties	3,501	5,067
Advances from distributors and others	883	629
Advances from related party distributors	2,989	2,862
Deferred Income	475	1,634
Total current liabilities	18,195	18,122

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized;
no shares issued or outstanding, respectively,
Common stock, $0.001 par value 150,000,000 shares authorized;
93,855,634 shares issued and outstanding, respectively	94	94
Paid-in capital	121,640	121,640
Accumulated deficit	(139,211)	(134,481)
Accumulated other comprehensive income	115	111
Total stockholders' equity (deficit)	(17,362)	(12,636)
	$ 833	$ 5,486

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
	Years Ended December 31,
	2004	2003	2002

Net revenues	$ 1,932	$ 2,286	$ 15,021
Net revenues from related party distributors	11,265	34,015	28,978
Total net revenues	13,197	36,301	43,999
Cost of goods sold	6,826	13,120	26,706
Gross profit	6,371	23,181	17,293

Operating expenses:
Marketing and sales	1,703	1,415	5,814
General and administrative	4,514	6,692	7,655
Product development	2,636	13,680	16,184
Total operating expenses	8,853	21,787	29,653

Operating income (loss)	(2,482)	1,394	(12,360)

Other income (expense):
Interest expense	(249)	(218)	(2,214)
Gain on sale of Shiny	-	-	28,813
Other	(1,999)	136	683
Total other income (expense)	(2,248)	(82)	27,282

Income (loss) before provision (benefit) for
income taxes	(4,730)	1,312	14,922
Provision (benefit) for income taxes	-	-	(225)

Net income (loss)	$ (4,730)	$ 1,312	$ 15,147

Cumulative dividend on participating preferred stock	$ -	$ -	$ 133
Accretion of warrant	-	-	-

Net income (loss) available to common stockholders	$ (4,730)	$ 1,312	$ 15,014

Net income (loss) per common share:
Basic	$ (0.05)	$ 0.01	$ 0.18
Diluted	$ (0.05)	$ 0.01	$ 0.16

Weighted average number of shares used in calculating net income (loss) per common share:
Basic	93,856	93,852	83,585
Diluted	93,856	104,314	96,070

See accompanying notes.

							Accumulated
							Other	Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)	Total
Balance, December 31, 2001 (Unaudited)	383,354	11,753	44,995,821	45	110,701	(150,807)	158		(28,150)
Issuance of common stock,
net of issuance costs	-	-	721,652	1	208	-	-		209
Accumulated accrued dividend on
Series A preferred stock	-	133	-	-	-	(133)	-		-
Conversion of Series A preferred stock
into common stock	(383,354)	(10,657)	47,492,162	47	10,610	-	-		-
Dividend payable in connection with
preferred stock conversion	-	(1,229)	-	-	-	-	-		(1,229)
Issuance of warrants	-	-	-	-	33	-	-		33
Exercise of stock options	-	-	639,541	1	85	-	-		86
Net income	-	-	-	-	-	15,147	-	15,147	15,147
Other comprehensive income,
net of income taxes:
Foreign currency translation adjustment	-	-	-	-	-	-	(26)	(26)	(26)
Comprehensive income								15,121
Balance, December 31, 2002	-	-	93,849,176	94	121,637	(135,793)	132		(13,930)
Issuance of common stock,
net of issuance costs	-	-	6,458	-	3	-	-		3
Net Income	-	-	-	-	-	1,312	-	1,312	1,312
Other comprehensive income,
net of income taxes:
Foreign currency translation adjustment	-	-	-	-	-	-	(21)	(21)	(21)
Comprehensive income								$ 1,291
Balance, December 31, 2003	-	$ -	93,855,634	$ 94	$ 121,640	$ (134,481)	$ 111		$ (12,636)
Issuance of common stock,
net of issuance costs	-	-	-	-	-	-	-		-
Net Income	-	-	-	-	-	(4,730)	-	-	(4,730)
Other comprehensive income,
net of income taxes:
Foreign currency translation adjustment	-	-	-	-	-	-	4	-	4
Other comprehensive income	-	-	-	-	-	-			-
Comprehensive income								$ -
Balance, December 31, 2004	-	$ -	93,855,634	$ 94	$ 121,640	$ (139,211)	$ 115		$ (17,362)

See accompanying notes.
INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$ (4,730)	$ 1,312	$ 15,147
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities--
Depreciation and amortization	1,596	1,353	1,671
Noncash expense for stock compensation	-	-	238
Noncash interest expense	-	6	1,860
Amortization of prepaid licenses and royalties	9	5,163	5,095
Writeoff of prepaid licenses and royalties	199	2,857	4,100
Gain on sale of Shiny	16	-	(28,813)
Other	-	(21)	(26)
Changes in assets and liabilities:
Trade receivables, net	(133)	164	3,139
Trade receivables from related parties	554	1,942	3,669
Inventories	104	1,883	1,949
Prepaid licenses and royalties	-	(3,100)	(5,628)
Other receivables	1,139	(76)	(51)
Accounts payable	1,680	(2,148)	(5,777)
Accrued current debt	(1,567)	292	(2,887)
Other accrued liabilities	2	(1,039)	(1,806)
Payables to related parties	(751)	(5,806)	(887)
Advances from distributors and others	(26)	(160)	(19,201)
Net cash provided by (used in) operating activities	(1,908)	2,622	(28,208)

Cash flows from investing activities:
Purchases of property and equipment	28	(337)	(207)
Proceeds from sale of Shiny	-	-	33,134
Net cash (used in) provided by investing activities	28	(337)	32,927

Cash flows from financing activities:
Net borrowings (payments) on line of credit	-	-	(1,576)
(Repayment) borrowings from former Chairman	-	-	(3,218)
Net proceeds from issuance of common stock	-	3	4
Repayment of note payable	738	(1,251)	-
Proceeds from exercise of stock options	-	-	86
Other financing activities	-	-	-
Net cash used in financing activities	738	(1,248)	(4,704)
Net increase (decrease) in cash	(1,142)	1,037	15
Cash, beginning of year	1,171	134	119
Cash, end of year	$ 29	$ 1,171	$ 134

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002

Supplemental cash flow information:
Cash paid during the year for interest	$ -	$ 212	$ 344

Suplemental disclosure of non-cash investing and financing activities:
Dividend payable on partial conversion of preferred stock	-	-	1,229
Accrued dividend on participating preferred stock	-	-	133
Common stock issued under Product Agreement	-	-	205

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net operating loss of $4.7 million in 2004. Also at December 31, 2004, the Company had a stockholders' deficit of $17.3 million and a working capital deficit of $17.8 million. The Company has historically funded its operations primarily through the use of lines of credit (although the Company has not had the availability of such lines since October 2001), licensing fees, royalty and distribution fee advances, cash generated by the private sale of securities, and proceeds of its initial public offering.

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

In November 2001, the Emerging Issues Task Force (EITF) issued EITF 01 09, "Accounting for Consideration given by a Vendor to a Customer". The pronouncement codifies and reconciles the consensus reached on EITF 00-14, 00-22 and 00-25, which addresses the recognition, measurement and profit and loss account classification of certain selling expenses. The adoption of this issue has resulted in the reclassification of certain selling expenses including sales incentives, slotting fees, buy downs and distributor payments from cost of sales and administrative expenses to a reduction in sales. Additionally, prior period amounts were reclassified to conform to the new requirements. The impact of this pronouncement resulted in a reduction of net sales of $0, $0, and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts, consisting principally of promotional allowances to the Company's retail customers were previously recorded as sales and marketing expenses; therefore, there was no impact to net income for any period.

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
Years Ended December 31,
	2004	2003	2002
(Dollars in thousands, except per share amounts)
Net income (loss) available to common stockholders, as reported	$ (4,730)	$ 1,404	$ 15,014
Pro forma estimated fair value compensation expense	-	(177)	(232)
Pro forma net income (loss) available to common stockholders	$ (4,730)	$ 1,227	$ 14,782
Basic net income (loss) per common share as reported	$ (0.05)	$ 0.01	$ 0.18
Diluted net income (loss) per common share as reported	$ 0.05)	$ 0.01	$ 0.16
Basic pro forma net income (loss) per common share	$ (0.05)	$ 0.01	$ 0.16
Diluted pro forma net income (loss) per common share	$ (0.05)	$ 0.01	$ 0.15

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

  $3.0 million in cash paid to the Company at closing;

  $10.8 million to be paid to the Company pursuant to a promissory note from Infogrames providing for scheduled payments with the final payment due July 31, 2002;

  $26.1 million paid directly to third party creditors of the Company; and

  $7.3 million paid to Shiny's president and Shiny Group for Shiny common stock that was issued to such parties to settle claims relating to the Company's original acquisition of Shiny.

The promissory note receivable from Infogrames was paid in full in August 2002.

The Company recognized a gain of $28.8 million on the sale of Shiny. The details of the sale are as follows:
(In millions)
Sale price of Shiny	$ 47.2
Net assets of Shiny at April 30, 2002	2.3
Transaction related costs:
Cash payment to Warner Brothers Entertainment, Inc. for consent to transfer Matrix license	2.2
Note payable issued to Warner Brothers Entertainment, Inc. for consent to transfer Matrix license (Note 5)	2.0
Payment to Shiny's President & Shiny Group, Inc.	7.1
Commission fees to Europlay I, LLC	3.9
Legal fees	0.9
Gain on sale	$ 28.8

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

4. Detail of Selected Balance Sheet Accounts

Prepaid licenses and royalties

Prepaid licenses and royalties consist of the following:
	December 31,
	2004	2003
	(Dollars in thousands)
Prepaid royalties for titles in development	$ -	$ 100
Prepaid royalties for shipped titles	-	-
Prepaid licenses and trademarks	-	109
	$ -	$ 209

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

Property and Equipment

Property and equipment consists of the following:
	December 31,
	2004	2003
	(Dollars in thousands)
Computers and equipment	$ 1,463	$ 6,071
Furniture and fixtures	8	48
Leasehold improvements	-	102
	1,471	6,221
Less: Accumulated depreciation and amortization	(981)	(4,107)
	$ 490	$ 2,114

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

6. Advances from Distributors, Related Parties and Others

Advances from distributors and OEMs consist of the following:
	December 31,
	2004	2003
	(Dollars in thousands)
Advances for other distribution rights	$ 476	$ 629

Net advance from Vivendi distribution agreement (related party)	$ 2,989	$ 2,862

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

7. Income Taxes

Income (loss) before provision for income taxes consists of the following:
	Years Ended December 31,
	2004	2003	2002
		(Dollars in thousands)
Domestic	$ (4,574)	$ 1,289	$ 14,922
Foreign	(3)	23	-
Total	$ (4,577)	$ 1,312	$ 14,922

The provision for income taxes is comprised of the following:
Years Ended December 31,
	2004	2003	2002
(Dollars in thousands)
Current:
Federal	$ -	$ -	$ (225)
State	-	-	-
Foreign	-	-	-
	-	-	(225)
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
	$ -	$ -	$ (225)

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

A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

	2004	2003	2002
Statutory income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of
Federal income tax benefit	-	-	2.0
Valuation allowance	(39.5)	(39.5)	(36.0)
Other	5.5	5.5	(1.5)
	-%	-%	(1.5)%

The components of the Company's net deferred income tax asset (liability) are as follows:
	December 31,
	2004	2003
	(Dollars in thousands)
Current deferred tax asset (liability):
Prepaid royalties	$ -	$ (1,343)
Nondeductible reserves	938	1,843
Reserve for advances	(789)	(1,685)
Accrued expenses	870	1,089
Foreign loss and credit carryforward	2,566	2,556
Federal and state net operating losses	51,753	49,735
Research and development credit carryforward	2,374	2,374
Other	-	(119)
	57,712	54,450

Non-current deferred tax asset (liability):
Depreciation expense	-	(117)
Nondeductible reserves	-	-
	-	(117)

Net deferred tax asset before
valuation allowance	57,712	54,334
Valuation allowance	(57,712)	(54,334)
Net deferred tax asset	$ -	$ -

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

Shares reserved for future issuance

Common stock reserved for future issuance at December 31, 2004 is as follows:
Stock option plans:
Outstanding	211,150
Available for future grants	7,829,282
Employee Stock Purchase Plan	-
Warrants	9,587,068
Total	17,627,500

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
	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Net income (loss) available to common stockholders	$ (4,730)	$ 1,312	$ 15,014
Interest related to conversion of secured convertible promissory note	-	92	82
Dilutive net income (loss) available to common stockholders	$ (4,730)	$ 1,404	$ 15,096
Shares used to compute net income (loss) per common share:
Weighted-average common shares	93,856	93,852	83,585
Dilutive stock equivalents	-	10,462	12,485
Dilutive potential common shares	93,856	104,314	96,070
Net income (loss) per common share:
Basic	$ (0.05)	$ 0.01	$ 0.18
Diluted	$ (0.05)	$ 0.01	$ 0.16

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
	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at
beginning of year	9,587,068	$1.84	9,687,068	$1.99	9,687,068	$1.99
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Canceled	- nks,g a -	-	(100,000)	4.50
Warrants outstanding at
end of year	9,587,068	$1.84	9,587,068	$1.84	9,687,068	$1.99
Warrants exercisable	9,587,068		9,587,068		9,187,068

There were no warrants granted in 2004, 2003, and 2002 respectively.

A detail of the warrants outstanding and exercisable as of December 31, 2004 is as follows:

			Warrants Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.56	-	$1.56	500,000	2.50	$1.56
$1.75	-	$1.75	8,626,770	1.47	1.75
$3.79	-	$3.79	460,298	5.29	3.79
$3.00	-	$6.00
$1.56	-	$6.00	9,587,068	3.09	$1.84

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

The following is a summary of option activity pursuant to the Company's stock option plans:
	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at
beginning of year	425,985	$1.95	1,091,697	$3.10	4,007,969	$2.57
Granted	5,000	0.08	130,000	0.09	-	-
Exercised	-	-	-	-	(639,541)	0.14
Canceled	(219,835)	1.85	(795,712)	3.22	(2,276,731)	3.44
Options outstanding at
end of year	211,150	$2.02	425,985	$1.95	1,091,697	$3.10
Options exercisable	171,686		243,890		744,892

The following outlines the significant assumptions used to estimate the fair value information presented utilizing the Black-Scholes Single Option approach with ratable amortization. There were 5,000 and 130,000 options granted in 2004 and 2003, respectively. The 2004 grants of stock options were granted to a member of the Board of Directors at the time and have since been canceled.

	Year Ended December 31,
	2004	2003
Risk free rate	4.0%	4.0%
Expected life	10	7.2 years
Expected volatility	160%	164%
Expected dividends	-	-
Weighted- average grant-date fair value
of options granted	$ 0.08	$ 0.09

A detail of the options outstanding and exercisable as of December 31, 2004 is as follows:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.09	-	$ 0.09	70,000	8.86	$ 0.09	43,336	$ 0.09
$ 0.68	-	$ 2.69	100,500	5.23	2.06	89,700	2.22
$ 3.25	-	$ 4.94	28,500	4.81	4.02	26,500	4.06
$ 8.00	-	$ 8.00	12,150	1.91	8.00	12,150	8.00
$ 0.09	-	$ 8.00	211,150	6.19	$ 2.02	171,686	$ 2.37

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

12. Related Party Transactions

Amounts receivable from and payable to related parties are as follows:
	December 31, 2004	December 31, 2003
	(Dollars in thousands)	(Dollars in thousands)
Receivables from related parties:
Titus TSC	$ 327	$ 313
Titus KK	-	$ 6
Titus SARL	18	43
VIE Acquisition group	10
Avalon	2,025	893
Less Reserves	(2,370)	(691)
Total	$ 10	$ 564

Payables to related parties:
Vivendi	$ -	$ 1,634
Total	$ -	$ 1,634

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

    The Company fail to replace Vivendi as our distributor; or

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

14. Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

Net revenues by geographic regions were as follows:
	Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
North America	$ 1,544	100%	$ 13,541	37%	$ 26,184	60%
Europe	8,706	-	5,682	16	4,988	11
Rest of World	1,228	-	802	2	686	2
OEM, royalty and
licensing	1,720	-	16,276	45	12,141	27
	$ 13,198	100%	$ 36,301	100%	$ 43,999	100%

15. Quarterly Financial Data (Unaudited)

The Company's summarized quarterly financial data is as follow:
	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share amounts)
Year ended December 31, 2004:
Net revenues	$ 6,917	$ 1,201	$ 268	$ 4,811
Gross profit	$ 3,326	$ 1,783	$ 679	$ 583
Net income (loss)	$ (903)	$ (1,954)	$ (1,467)	$ (406)

Net income (loss) per common share basic	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.00)
Net income (loss) per common share diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.00)

Year ended December 31, 2003:
Net revenues	$ 18,762	$ 1,269	$ 4,727	$ 11,543
Gross profit	$ 11,777	$ 155	$ 2,878	$ 8,371
Net income (loss)	$ 5,576	$ (5,376)	$ (2,189)	$ 3,301

Net income (loss) per common share basic	$ 0.06	$ 0.06	$ (0.02)	$ 0.04
Net income (loss) per common share diluted	$ 0.06	$ 0.06	$ (0.02)	$ 0.04

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

(AMOUNTS IN THOUSANDS)

Trade Receivables Allowance
Period	Balance at Beginning of Period	Provisions for Returns and Discounts	Returns and Discounts	Balance at End of Period

Year ended December 31, 2002	$ 7,541	$ 2,586	$ (9,041)	$ 1,086

Year ended December 31, 2003	$ 1,086	$ 864	$ (1,225)	$ 725

Year ended December 31, 2004	$ 725	$ 1,681	$ -	$ 2,406

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

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

Date: June 2, 2005

/s/ Hervé Caen
Hervé Caen
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

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

Date: June 2, 2005

/s/ Hervé Caen
Hervé Caen
Interim Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Interplay Entertainment Corp., a Delaware corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (the "10-K Report") that:

    the 10-K Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the 10-K Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 2, 2005

/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and

Interim Chief Financial Officer