Form 10-K
period 2005-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2006-05-19
CIK 1057232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

             100 N. CRESCENT DRIVE , BEVERLY HILLS, CALIFORNIA 90210
                    (Address of principal executive offices)

                                 (310) 432-1958
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

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
Large accelerated filer [ ] Accelerated filer [ ] Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company ( as defined in
Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2005,  the aggregate  market value of voting common stock held by non-affiliates  was  approximately  $270,000 based upon the closing price of the
Common Stock on that date.

As of April 19, 2006,  93,855,634  shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                            PAGE
                                                                            ----
PART I

         Item 1.     Business                                                  4

         Item 1A.    Risk Factors                                              8

         Item 2.     Properties                                               16

         Item 3.     Legal Proceedings                                        16

         Item 4.     Submission of Matters to a Vote of Security Holders      17

PART II

         Item 5.     Market for Registrant's Common Equity and Related
                        Stockholder Matters                                   18

         Item 6.     Selected Financial Data                                  19

         Item 7.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   20

         Item 7A.    Quantitative and Qualitative Disclosure about
                        Market Risk                                           31

         Item 8.     Consolidated Financial Statements and Supplementary
                        Data                                                  31

         Item 9.     Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                31

         Item 9A     Controls and Procedures                                  31

PART III

         Item 10.    Directors and Executive Officers of the Registrant       32

         Item 11.    Executive Compensation                                   33

         Item 12.    Security Ownership of Certain Beneficial Owners and
                        Management and  Related  Stockholder Matters          37

         Item 13.    Certain Relationships and Related Transactions           38

         Item 14.    Principal Accounting Fees and Services                   40

PART IV

         Item 15.    Exhibits, Financial Statement Schedules                  40

Signatures                                                                    41

Exhibit Index                                                                 42

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
BEHALF.

     INTERPLAY (R), INTERPLAY  PRODUCTIONS(R),  GAMES ON LINE (R) AND CERTAIN OF
OUR OTHER PRODUCT NAMES AND PUBLISHING LABELS REFERRED TO IN THIS REPORT ARE THE
COMPANY'S TRADEMARKS. THIS REPORT ALSO CONTAINS TRADEMARKS BELONGING TO OTHERS.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Interplay  Entertainment  Corp.,  which we refer to in this Report as "we,"
"us," or  "our,"  is a  publisher  and  licensor  of  interactive  entertainment software for both core gamers and the mass market.  We were  incorporated in the
State of California in 1982 and were  reincorporated in the State of Delaware in
May  1998.  We are  most  widely  known  for our  titles  in the  action/arcade, adventure/role  playing  game (RPG),  and  strategy/puzzle  categories.  We have
produced  and  licensed  titles  for  many  of  the  most  popular   interactive
entertainment software platforms.

     We seek to publish or license out interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged  across  several  releases  and/or  platforms,  and have  published or licensed many such successful franchise titles to date.

     Our business and industry has certain risks and uncertainties.  During 2005 we continued to operate  under limited cash flow from  operations.  We expect to operate  under similar cash  constraints  during 2006.  During 2005,  because of limited resources, we have been primarily engaged in exploiting existing titles.
We have had no new development of software  titles.  For a fuller  discussion of the risk and uncertainties  relating to our financial results,  our business and our  industry,  please  see the  section  titled  "Risk  Factors"  in  "Item  7.
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations."

     The  majority  of our  sales  and  distribution  were  handled  by  Vivendi
Universal  Games,  Inc.  ("Vivendi")  in North America and selected  territories until  August,  2005,  when most of our  distribution  agreements  with  Vivendi reached the end of their term., and by Avalon Interactive Group Ltd. ("Avalon"), a subsidiary of Titus  Interactive SA ("Titus") in Europe,  the  Commonwealth of
Independent States, Africa and the Middle East, and through licensing strategies elsewhere.  The Company resumed responsibility for distribution and licensing in
North America and other selected  territories after August,  2005. Avalon ceased operations  following its involuntary  liquidation in February,  2005. Following the  liquidation  of Avalon,  we  utilized  from  March,  2005 our wholly  owned subsidiary,  Interplay  Productions  Ltd, as our distributor in Europe and other selected territories.

     In December,  2005 NBC Universal  returned its shares of common stock to us at no cost to us and these shares are included as Company treasury stock.

     In January 2005, our majority  shareholder,  Titus, who holds approximately
58 million shares of our common stock, was placed into involuntary liquidation.

PRODUCTS

     We publish and distribute  interactive  entertainment  software titles that provide  immersive  game  experiences  by  combining  advanced  technology  with engaging content, vivid graphics and rich sound.

     Our strategy was to invest in products for those  platforms,  whether PC or video game console, that have or will have sufficient installed bases or a large enough number of potential  subscribers  for the  investment to be  economically viable,  but  because  of our  limited  resources  we have had to  significantly curtail this approach.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our software as  proprietary  and rely primarily on a combination of patent, copyright,  trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license  various  copyrights and  trademarks.  We hold  copyrights on our products,  product  literature and  advertising  and other  materials,  and hold trademark  rights in our name and  certain of our product  names and  publishing labels.  We have licensed  certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such  licenses.  We have  also  outsourced,  from  time to time,  some of our product  development  activities  to third party  developers.  We  contractually retain  all  intellectual  property  rights  related to such  projects.  We also license  certain  products  developed by third parties and pay royalties on such products.

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
Further,  the laws of  certain  countries  in which our  products  are or may be distributed either do not protect our products and intellectual  property rights to the same  extent  as the  laws of the  U.S.  or are  weakly  enforced.  Legal protection  of our  rights  may be  ineffective  in  such  countries,  and as we leverage our  software  products  using,  such as using the Internet and on-line services,  our ability to protect our intellectual property rights, and to avoid infringing the intellectual  property rights of others,  becomes more difficult.
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

PRODUCT DEVELOPMENT

     We currently do not have any new products under development internally.

     During the years ended December 31, 2005, 2004 and 2003, we spent $300,000,
$2.6  million  and  $13.7  million,   respectively,   on  product  research  and
development activities. Those amounts represented 3%, 20% and 38%, respectively, of net revenues in each of those periods.

SEGMENT INFORMATION

     We operate primarily in one industry segment,  the development,  publishing
and  distribution  of  interactive   entertainment   software.  For  information
regarding the revenues and assets associated with our geographic  segments,  see
Note 13 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

     We had during 2005 two distributors as our two main customers:  Vivendi and
Avalon.  Vivendi and Avalon  accounted  for 6.76% and 02% of our net revenues in
2005.  Vivendi  and Avalon had  exclusive  rights to  distribute  our product in substantial parts of the world.  Avalon was liquidated in February 2005 and as a result,  we took  over  distribution  of our  products  in  Europe.  Most of our agreements with Vivendi reached the end of their term in August, 2005 We resumed responsibility  for  distribution  and  licensing  in North  America  and  other selected territories after August,2005.

SALES AND DISTRIBUTION

     NORTH AMERICA.  In August 2002, we entered into a distribution  arrangement with Vivendi,  whereby Vivendi distributed  substantially all of our products in
North  America for a period of three years as a whole and two years with respect to each product providing for a potential maximum term of five years. Under this distribution  agreement,  Vivendi  paid  us  sales  proceeds  less  amounts  for distribution fees. Vivendi was responsible for all manufacturing,  marketing and distribution expenditures, and bears all credit, price concessions and inventory risk,  including product returns.  Upon our delivery of a product gold master to
Vivendi,  Vivendi paid us, as a non-refundable  minimum guarantee and which is a specified  percent of the projected amount due to us based on projected  initial shipment sales.  Payments for sales that exceed the projected  initial  shipment sales was to be paid on a monthly basis as sales occur.  Other than for products covered  by the  tri-party  agreement  with Atari  which was not  covered by the minimum guarantee,  the Vivendi distribution agreements expired in August, 2005.

All deferred revenue under the  non-refundable  minimum guarantee was recognized as revenue during 2005. We resumed responsibility for distribution and licensing in North America and other selected territories after August, 2005.

     Vivendi  provided terms of sale  comparable to competitors in our industry.
In addition, we provide a 90-day limited warranty to end-users that our products will be free from manufacturing  defects.  While to date we have not experienced any  material  warranty  claims,  there  can be no  assurance  that we will  not experience material warranty claims in the future.

     INTERNATIONAL.  We were  operating  during 2004 and into early 2005 under a distribution  agreement  with  Avalon,  pursuant  to  which  Avalon  distributed substantially  all of our  titles in Europe,  the  Commonwealth  of  Independent
States,  Africa  and  the  Middle  East  for a  seven-year  period.  Under  this agreement,  Avalon earned a distribution  fee for its marketing and distribution of our products, and we reimbursed Avalon for certain direct costs and expenses.

     Following the  liquidation of Avalon,  in March 2005 we utilized our wholly owned  subsidiary,  Interplay  Productions Ltd, as our distributor in Europe and other selected territories.

     In January  2003,  we entered into an agreement  with Vivendi to distribute substantially  all of our  products  in  select  rest-of-world  countries.  This agreement expired in August, 2005.

LICENSING

     We entered into  various  licensing  agreements  during 2005 under which we licensed others to exploit games that we have  intellectual  property rights to.
This included  entering into an agreements with Turner Games Network and Vivendi and resulted in one time  payments from each of these  licensees.  These license agreements are generally for a 2 year term.

     In addition,  a tri-party agreement with Atari Interactive,  Inc. ("Atari")
and  Vivendi  was  entered  into that  provided  for all  royalties  that  would otherwise be payable to Atari by Vivendi from September, 2005 be paid to us with respect to Vivendi distribution of Dungeons and Dragons titles owned by Atari.

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
Take-Two Interactive,  THQ, Ubi Soft. and Vivendi Games. In addition, integrated
video  game  console   hardware/software   companies   such  as  Sony   Computer
Entertainment,  Microsoft Corporation,  and Nintendo compete directly with us in the  development  of  software  titles  for their  respective  platforms.  Large diversified  entertainment companies,  such as The Walt Disney Company, and Time
Warner Inc.,  many of which own substantial  libraries of available  content and have

substantially greater financial resources than us, also compete directly with us or or have exclusive relationships with our competitors.

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

     Sony Computer Entertainment, Microsoft Corporation and Nintendo manufacture and ship finished products that are compatible with their video game consoles to our  licensees  for  distribution.  PlayStation  2, Xbox and  GameCube  products consist of the game disks and include  manuals and  packaging  and are typically delivered within a relatively short lead-time.

     If we  experience  unanticipated  delays in the  delivery  of  manufactured software products by our third party manufacturers,  our net sales and operating results could be materially adversely affected.

BACKLOG

     We do not carry  inventories  because  all of our  sales  and  distribution efforts  are  handled  by our  licensees  under  the  terms  of  our  respective distribution agreements with them. We do not have any backlog orders

EMPLOYEES

     As of  December  31,  2005,  we had 5  employees,  including  1 in software
engineering,   2  in  sales  and  marketing  and  2  in  finance,   general  and
administrative.

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

ITEM 1A.   RISK  FACTORS

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE  CURRENTLY  HAVE A NUMBER OF  OBLIGATIONS  THAT WE ARE UNABLE TO MEET WITHOUT
GENERATING  ADDITIONAL  INCOME  OR  RAISING  ADDITIONAL  CAPITAL.  IF WE  CANNOT
GENERATE  ADDITIONAL  INCOME OR RAISE ADDITIONAL  CAPITAL IN THE NEAR FUTURE, WE
MAY BECOME  INSOLVENT  AND/OR BE MADE BANKRUPT AND/OR OUR MAY BECOME ILLIQUID OR
WORTHLESS.

     As of December 31, 2005,  our cash balance was  approximately  $122,000 and our outstanding  accounts payable and current liabilities totaled  approximately
$12.2 million. In particular, we have some significant creditors that comprise a substantial  proportion of  outstanding  obligations,  including  many that have obtained  judgments  against us, that we might not be able to satisfy.  If we do not receive sufficient  financing or sufficient funds from our operations we may
(i)  liquidate  assets,  (ii) seek or be forced  into  bankruptcy  and/or  (iii)
continue  operations,  but incur  material harm to our  business,  operations or financial condition.  These measures could have a material adverse effect on our ability to continue as a going concern.  Additionally,  because of our financial condition,  our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the  vicinity  of  insolvency,  the  Delaware  courts have  imposed  upon the corporation's  directors a fiduciary duty to the  corporation's  creditors.  Our
Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our  stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts  versus  employing  the assets to further  grow our  business and increase shareholder  value.  If we cannot  generate enough income from our operations or are  unable to  locate  additional  funds  through  financing,  we will not have sufficient resources to continue operations.

WE HAVE A  HISTORY  OF  LOSSES,  AND MAY HAVE TO  FURTHER  REDUCE  OUR  COSTS BY
CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     Although  for the  year  ended  December  31,  2005,  our net  income  from operations was $5.9 million,  $7 million of our revenue was recognized  from the expiration of  distribution  contracts  and other  income,  and we have incurred significant net losses in previous years.  For the year ended December 31, 2004, our net loss from  operations  was $2.5  million  and since  inception,  we have incurred  significant  losses and negative cash flow. As of December 31, 2005 we had an  accumulated  deficit of $133  million.  Our  ability to fund our capital requirements  out of our available  cash and cash  generated from our operations depends on a number of factors.  Some of these  factors  include the progress of our product distributions and licensing, the rate of growth of our business, and our products'  commercial success. If we cannot generate positive cash flow from operations,  we will  have to  continue  to reduce  our costs and raise  working
capital  from  other  sources.   These   measures   could  include   selling  or
consolidating  certain operations or assets, and delaying,  canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish  successful  titles,  and may not be enough to permit us to operate profitability, or at all.

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

RISKS RELATED TO OUR BUSINESS

TITUS  INTERACTIVE  SA (PLACED  IN  INVOLUNTARY  BANKRUPTCY  IN  JANUARY,  2005)
CONTROLS A MAJORITY OF OUR VOTING STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF
DIRECTORS  AND  PREVENT  AN  ACQUISITION  OF US THAT IS  FAVORABLE  TO OUR OTHER
STOCKHOLDERS.  ALTERNATIVELY,  TITUS  CAN ALSO  CAUSE A SALE OF  CONTROL  OF OUR
COMPANY THAT MAY NOT BE FAVORABLE TO OUR OTHER STOCKHOLDERS.

     Titus  owns   approximately  58  million  shares  of  common  stock.  As  a consequence,  Titus can control  substantially all matters requiring stockholder approval,  including  the election of  directors,  subject to our  stockholders'
cumulative  voting  rights,  and the  approval  of  mergers  or  other  business combination  transactions.  At our 2003 and 2002 annual  stockholders  meetings,
Titus  exercised its voting power to elect a majority of our Board of Directors.
Currently, our Chief Executive Officer and interim Chief Financial Officer Herve
Caen is a director of various Titus  affiliates.  This  concentration  of voting power  could  discourage  or prevent a change in control  that  otherwise  could result in a premium in the price of our common stock. Further, Titus' bankruptcy could lead to a sale by its liquidator or other representative in bankruptcy, of shares Titus holds in us,  and/or a sale of Titus itself which would result in a sale of control of our Company and such a sale may not be favorable to our other stockholders  . Such a sale,  including if it involves a dispersion of shares to multiple  stockholders,  further  could have the  effect of making any  business combination, or a sale of all of our shares as a whole, more difficult.

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

     Vivendi had exclusive  rights to  distribute  our products in North America and selected  International  territories.  Our agreement with Vivendi expired in
August 2005 and December 2005 for most of our products.

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

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL  OFFICER,  WHICH MAY AFFECT OUR
ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

     We are  presently  without a CFO,  and Mr. Caen has assumed the position of interim-CFO and continues as CFO to date until a replacement can be found. o

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

THERE ARE HIGH FIXED COSTS TO DEVELOPING OUR PRODUCTS.  IF OUR REVENUES  DECLINE
BECAUSE  OF  DELAYS  IN  THE  INTRODUCTION  OF OUR  PRODUCTS,  OR IF  THERE  ARE
SIGNIFICANT DEFECTS OR DISSATISFACTION WITH OUR PRODUCTS,  OUR BUSINESS COULD BE
HARMED.

     Although  for the  year  ended  December  31,  2005,  our net  income  from operations was $5.9 million,  $7 million of our revenue was recognized  from the expiration of  distribution  contracts  and other  income,  and we have incurred significant  net losses in previous.  Our losses in the past stemmed partly from the  significant  costs  we  incurred  to  develop  our  entertainment  software products, product returns and price concessions. Moreover, a significant portion of our operating  expenses is relatively fixed, with planned  expenditures based largely  on sales  forecasts.  At the same  time,  most of our  products  have a relatively  short life cycle and sell for a limited  period of time after  their initial release, usually less than one year.

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

OUR  INTERNATIONAL  SALES  EXPOSE  US TO RISKS OF  UNSTABLE  FOREIGN  ECONOMIES,
DIFFICULTIES  IN  COLLECTION  OF  REVENUES,  INCREASED  COSTS  OF  ADMINISTERING
INTERNATIONAL BUSINESS TRANSACTIONS AND FLUCTUATIONS IN EXCHANGE RATES.

     Our net revenues from  international  sales accounted for approximately 57%
and 75% of our total net  revenues  for years ended  December 31, 2005 and 2004, respectively.  Most of these  revenues came from our  distribution  relationship with Vivendi , pursuant to which Vivendi  became the exclusive  distributor  for most of our products in Europe, the Commonwealth of Independent  States,  Africa
and the Middle East and a recognition of revenue from  international  expiration of  contracts  during  2005.  To the extent our  resources  allow,  we intend to continue  to expand  our  direct  and  indirect  sales,  marketing  and  product localization activities worldwide.

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

ITEM 2.    PROPERTIES

     The Company's headquarters are located in Beverly Hills, California,  where we leased  approximately  3,100  square feet of office  space . The  facility is leased  through April 2008 . We are  currently  subleasing  approximately  1,100 square feet of our facility to an independent third party. We have an additional satellite office in Irvine, California.

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

     On November 25,  2002,  Special  Situations  Fund III,  Special  Situations
Cayman Fund,  L.P.,  Special  Situations  Private Equity Fund, L.P., and Special
Situations Technology Fund, L.P. (collectively,  "Special Situations") initiated legal  proceedings  against us seeking  damages of  approximately  $1.3 million, alleging,  among other things,  that we failed to secure a timely effective date for a  Registration  Statement  for our shares  purchased by Special  Situations under a common  stock  subscription  agreement  dated March 29, 2001 and that we were therefore liable to pay Special Situations $1.3 million. Special Situations entered  into a  settlement  agreement  with us in  December,2003  contemplating payments over time,  which we later defaulted on. In August,2004 we entered into a stipulation of settlement to which we later  defaulted.  On January  12,2005 a judgment  of  approximately  $776,00 was entered in the State of New York and on
February 4,2005 a judgment  reflecting the January 12,2005  judgment was entered in the State of California. On May 3,2006 the Company entered into a Stipulation of Settlement.  Under this Stipulation of Settlement the Company agreed to issue a total of 10,000,000 shares of its unregistered common stock and made a payment in the amount of approximately  $239,000.Following  the issuance of such shares, and in  consideration  of  such  issuance  and  such  payment,  satisfaction  of judgments in the amount of approximately  $776,000  recorded against the Company will be filed.  Such  shares will be issued in a private  placement  pursuant to section  4(2) of the  Securities  Act of 1933  and will be  issued  prior to the satisfaction of judgments which must occur within 10 business days following the
Company's having made payment of approximately $239,000 and the issuance of such shares.

     On  October  24,  2002,  Synnex  Information  Technologies  Inc  ("Synnex")
initiated legal proceedings  against the Company for various claims related to a breach of a  distributorship  agreement.  Synnex  obtained a  $172,000  judgment against the Company.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner")
filed suit against us in the Superior Court for the State of California,  County
of Orange,  alleging  default on an Amended  and  Restated  Secured  Convertible
Promissory Note held by Warner dated April 30, 2002, with an original  principal sum of $2.0  million.  At the time the suit was  filed,  the  current  remaining principal  sum due  under  the note  was $1.4  million  in  principal  including interest.  We owe a remaining  balance of approximately  $360,000 payable in one remaining  installment.  The Company is currently  in default of the  settlement agreement.

     In April 2004,  Arden  Realty  Finance IV LLC  ("Arden")  filed an unlawful detainer  action  against  the  Company in the  Superior  Court for the State of
California, County of Orange, alleging the Company's default under its corporate lease agreement.  At the time the suit was filed,  the alleged  outstanding rent totaled $432,000. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004,  Arden obtained a judgment of approximately  $588,000 exclusive of interest.  In addition the Company is in the  process of  resolving a prior  claim with the  landlord in the  approximate amount of  $148,000,  exclusive  of  interest.  The  Company  has  negotiated  a forbearance  agreement  whereby  Arden agreed to accept  payments  commencing in
January  2005 in the amount of $60,000  per month until the full amount is paid.
The  Company  has not accrued  any amount for any  remaining  lease  obligation, should such  obligation  exist.  We are currently in default of the  forbearance agreement.

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the
State of California,  County of Orange,  on August 6, 2002,  alleging damages in
the  amount  of  $886,000  plus  interest,   in  connection  with  an  exclusive
distribution agreement.  This claim was settled for $100,000,  payable in twelve installments, however, the Company was unable to satisfy its payment obligations and  consequently,  Monte  Cristo has filed a  stipulated  judgment  against the
Company in the amount of $100,000.  If Monte Cristo  executes the  judgment,  it will negatively affect the Company's cash flow, which could further restrict the
Company's operations and cause material harm to our business.

     In August 2003, Reflexive  Entertainment,  Inc. filed an action against the
Company for failure to pay development  fees in the Orange County Superior Court that was settled in July 2004.  The Company was unable to make the  payments and
Reflexive  sought and obtained  judgment  against the company for  approximately
$110,000.

     On March 27, 2003, KDG France SAS ("KDG") filed an action against Interplay
OEM,  Inc. and Herve Caen for failure to pay  royalties.  On December 29, 2003 a settlement  agreement was entered into whereby Herve Caen was dismissed from the action.  Further the  settlement was entered into with Interplay OEM only in the amount of  $170,000,  however  KDG  reserved  its rights to proceed  against the
Company if the  settlement  payment was not made. As of this date the settlement payment was not made.

     The Company  received notice from the Internal Revenue Service ("IRS") that it owes  approximately  $110,000  pursuant to section 166 and section 186 of the
Internal Revenue Code in payroll tax penalties, and interest for late filing and late  payment of payroll  taxes.  Approximately  $110,000 has been accrued as of
December  31, 2005 but remains  unpaid.  The  Company  received  notice from the
Employment  Development  Department (EDD) that it owes approximately $103,000 in payroll  taxes owed for the period  ending 2003 and 2004 which has been  accrued for December 31,2005.

     The Company was unable to meet  certain  2004  payroll  obligations  to its employees,  as a  result  several  employees  filed  claims  with  the  State of
California  Labor Board ("Labor  Board") . The Labor Board has fined the Company approximately  $10,000 for failure to meet its payroll  obligations and obtained in August 2005 judgments  totaling  $118,000 in favor of former employees of the
Company , since this time  $44,000 of the claims have been  settled  leaving,  a balance of $74,000.

     The Company's  property,  general  liability,  auto,  fiduciary  liability, workers compensation and employment  practices  liability,  have been cancelled.
The company subsequently  entered into new workers compensation  insurance plan.
The Labor Board fined the Company  approximately $79,000 for having lost workers compensation  insurance for a period of time. The Company is appealing the Labor
Board fines.

     The Company received notice from the California State Board of Equalization of a balance  due in the amount of $73,000  for a prior year audit . The Company is in the process of appealing the prior year audit calculations.

     On September 14, 2005,  Network Commercial  Service,  Inc. ("NCS") filed an action against the Company alleging breach of contract relating to the provision of copying equipment and that the balance due is $140,000 to NCS. The Company is evaluating the merit of the lawsuit.

     On April 22, 2005, Mark Strecker filed a judgment to be entered against the
Company for various claims  alleging  unpaid  services in the amount of $35,000.
The Company is evaluating the merit of the lawsuit.

     On May 19, 2005 DZN,  The Design  Corporation  filed an action  against the
Company for various advertising  services in the amount of $38,000.  The Company is evaluating the merit of the lawsuit.

     On February 2, 2006 Michael  Sigel filed an action  against the Company for unauthorized use of image. The Company is evaluating the merit of the lawsuit.

     On March 7, 2006,  Parallax  Software Corp.  entered a judgment against the
Company for a material  breach of a  settlement  agreement  related to royalties owed in the  amount of  $219,000.  The  Company is  evaluating  the merit of the lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company trades on the  NASD-operated  Over-the-Counter  Bulletin Board.
Our  common  stock is  currently  traded on the  NASD-operated  Over-the-Counter
Bulletin Board under the symbol "IPLY" or while non-compliant  "IPLYE". At April
28 , 2006, there were 145 holders of record of our common stock.

     The  following  table sets forth the range of high and low sales prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2005               HIGH              LOW
------------------------------------               ----              ---

     First Quarter......................           $.02             $.01
     Second Quarter.....................            .01              .01
     Third Quarter......................            .01              .01
     Fourth Quarter.....................            .01              .01

FOR THE YEAR ENDED DECEMBER 31, 2004
------------------------------------

     First Quarter......................           $.14             $.10
     Second Quarter.....................            .14              .03
     Third Quarter......................            .05              .02
     Fourth Quarter.....................            .03              .01

DIVIDEND POLICY

     It is not currently our policy to pay dividends.

SECURITIES ISSUANCES

     No new shares were issued during the period ending December 31, 2005.

EQUITY COMPENSATION PLANS INFORMATION

     The  following  table sets forth certain  information  regarding our equity compensation plans as of December 31, 2005:

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
                                                                              reflected in column (a))
-------------------------------------------------------------------------------------------------------
                                      (a)                      (b)                      (c)
Equity compensation plans
   approved by security                    70,000                   0.30                    10,014,877
         holders
Equity compensation plans
 not approved by security                       -                                                    -
         holders
                           ----------------------------------------------------------------------------
Total                                      70,000                   0.30                    10,014,877
                           ============================================================================

        We have one stock  option  plan  currently  outstanding.  Under the 1997
Stock  Incentive  Plan,  as  amended  (the "1997  Plan"),  we may grant up to 10 million  options to our employees,  consultants  and directors,  which generally vest from three to five years. 84,877 shares remain available for issuance under the Company's Employee Stock Purchase Plan.

     There were no  differences,  if any,  between  the  exercise  price and the estimated  fair market value as  compensation  expense for  financial  reporting purposes, pursuant to APB 25 during 2005,2004 and 2003.There was no compensation expense for any vested portion for the years 2005, 2004 and 2003 respectively.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended
December  31, 2005,  2004,  2003,  2002 and 2001 and the  selected  consolidated balance  sheets  data as of  December  31,  2005 and 2004 are  derived  from our audited consolidated financial statements included elsewhere in this Report. Our historical  results are not  necessarily  indicative  of the results that may be achieved for any other period.  The following data should be read in conjunction with "Item 7.  Management's  Discussion and Analysis of Financial  Condition and
Results  of  Operations"  and the  Consolidated  Financial  Statements  included elsewhere in this Report.

                                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          2005         2004        2003         2002         2001
                                                                                                          (Unaudited)
                                                       ---------    ---------    ---------    ---------    ---------
                                                         (Dollars in thousands, except share and per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues .......................................   $   7,158    $  13,197    $  36,301    $  43,999    $  56,448
Cost of goods sold .................................         478        6,826       13,120       26,706       45,816
                                                       ---------    ---------    ---------    ---------    ---------
Gross profit .......................................       6,680        6,371       23,181       17,293       10,632
Operating expenses .................................       3,197        8,853       21,787       29,653       51,922
                                                       ---------    ---------    ---------    ---------    ---------
Operating income (loss) ............................       3,483       (2,482)       1,394      (12,360)     (41,290)
Sale of subsidiary .................................        --           --           --         28,813         --
Other income (expense)
                                                           2,446       (2,094)         (82)      (1,531)      (4,526)
                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ..................       5,929       (4,576)       1,312       14,922      (45,816)
Provision (benefit) for income taxes ...............           2          154         --           (225)         500
                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................................   $   5,927    $  (4,730)   $   1,312    $  15,147    $ (46,316)
                                                       =========    =========    =========    =========    =========

Cumulative dividend on participating preferred stock   $    --      $    --      $    --      $     133    $     966
Accretion of warrant ...............................        --           --           --           --            266
                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common stockholders .   $   5,927    $  (4,730)   $   1,312    $  15,014    $ (47,548)
                                                       =========    =========    =========    =========    =========
Net income (loss) per common share:
     Basic .........................................   $   0.066    $   (0.05)   $    0.01    $    0.18    $   (1.23)
     Diluted .......................................   $   0.066    $   (0.05)   $    0.01    $    0.16    $   (1.23)
Shares used in calculating net income (loss) per
common share - basic ...............................      89,198       93,856       93,852       83,585       38,670
Shares used in calculating net income (loss) per
common share - diluted .............................      89,198       93,856      104,314       96,070       38,670

SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America .................................   $   2,885    $   1,544    $  13,541    $  26,184    $  34,998
     International .................................       4,056        9,934        6,484        5,674       15,451
     OEM, royalty and licensing ....................         217        1,720       16,276       12,141        5,999

Net revenues by platform:
     Personal computer .............................   $     631    $   1,817    $   7,671    $  15,802    $  34,912
     Video game console ............................         971        9,660       12,354       16,056       15,537
     OEM, royalty and licensing ....................         217        1,720       16,276       12,141        5,999
     Recognition of Revenue from expired contracts .       4,571         --           --           --           --
    Licensing ......................................         768         --           --           --           --

                                                                                DECEMBER 31,
                                                       -------------------------------------------------------------

                                                          2005         2004        2003          2002         2001
                                                                                             (Unaudited)
                                                       ---------    ---------    ---------    ---------    ---------
BALANCE SHEETS DATA:                                                       (Dollars in thousands)
Working capital (deficiency) .......................   $ (11,497)   $ (17,852)   $ (14,750)   $ (17,060)   $ (34,169)
Total assets .......................................         673          834        5,486       14,298       31,106
Total debt .........................................       1,549        1,575          837        2,082        4,794
Stockholders' equity (deficit) .....................     (11,490)     (17,362)     (12,636)     (13,930)     (28,150)

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS

     You should read the following  discussion and analysis in conjunction  with the Consolidated  Financial  Statements and notes thereto and other  information included or incorporated by reference herein.

EXECUTIVE OVERVIEW AND SUMMARY

     Interplay  Entertainment  Corp. is a publisher and licensor of  interactive entertainment  software  for both core gamers and the mass  market.  We are most widely known for our titles in the  action/arcade,  adventure/role  playing game
(RPG), and strategy/puzzle  categories. We have produced and licensed titles for many of the most popular interactive entertainment software platforms.

     During  2005  we  continued  to  operate   under  limited  cash  flow  from
operations. We expect to operate under similar cash constraints during 2006.

     We also  continued  to  significantly  reduce  our  operational  costs  and personnel in 2005.  We reduced our personnel by 7, from 12 in December 2004 to 5 in December 2005 We also made  reductions in  expenditures  in other areas. As a result of these cost-cutting measures, our ongoing cash needs to fund operations has been reduced for 2006.

     We continue to face  difficulties in paying our vendors incurred  judgments and have pending lawsuits as a result of our continuing cash flow  difficulties.
We expect to continue to operate under cash constraints during 2006.

     The Company had approximately  $4.6 million in revenue from deferred income recognition and  approximately  $2.4 million in revenue from other income in the year ended  December 31,  2005.  However,  the Company does not expect  material income from the recognition of deferred income or other income in 2006.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming  that we will  continue  as a going  concern,  which  contemplates  the realization of assets and the  satisfaction  of liabilities in the normal course of business.  The carrying  amounts of assets and  liabilities  presented in the financial  statements  do not  purport to  represent  realizable  or  settlement values.  The  Report of our  Independent  Auditors  for the  December  31,  2005
consolidated  financial statements includes an explanatory  paragraph expressing substantial doubt about our ability to continue as a going concern.

     We derived net  revenues  from sales of  software  products to our two main distributors,  Vivendi and Avalon.  Vivendi  distributed  our  products in North
America and  selected  territories.  Most of our  distribution  agreements  with
Vivendi  expired  in August  2005  except  for  certain  products  subject  to a tri-party  agreement with Atari  Interactive Inc which expires in December 2006.
Upon  expiration  of most of the  Vivendi  distribution  agreements,  we resumed responsibility  for  distribution  and  licensing  in North  America  and  other territories and we entered into licensing  agreements with new  distributors for certain  of our  products.  Avalon  distributed  our  products  in  Europe,  the commonwealth of Independent States, Africa and the Middle East. Our distribution agreement with Avalon was terminated  following  Avalon's  involuntary  judicial liquidation  in  February  2005.  In March 2005 we  appointed  our wholly  owned subsidiary,  Interplay  Productions  Ltd, as our distributor in Europe and other selected territories.

     We entered into  various  licensing  agreements  during 2005 under which we licensed others to exploit games that we have  intellectual  property rights to.
This included entering into agreements with Turner Games Network and Vivendi and resulted  in one time  payments  from  each of these  licensees.  These  license agreements  are  generally  for a 2 year  term.  We expect in 2006 to enter into similar license arrangements to generate cash for the Company's operations.

     Our  products  were  either  designed  and created by our  employees  or by external software  developers.  When we used external  developers,  we typically advanced  development funds to the developers in installment payments based upon the completion of certain milestones.  These advances were typically  considered advances  against  future  royalties,  which  we to be  recouped  against  these advances.  We currently have no product in development with external developers.
We plan on creating  additional  products  through  external  developers  but no assurance can be made that it will be successful.

     Our operating  results will  continue to be impacted by economic,  industry and business  trends  affecting  the  interactive  entertainment  industry.  Our industry  is  highly  seasonal,  with the  highest  levels  of  consumer  demand occurring  during the year-end  holiday buying  season.  We expect that with the upcoming  release of new console  systems by Sony,  Nintendo and Microsoft,  our industry has entered into a transition period that could affect marketability of new products if any.

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

     Sales were made by two  distributors,  Vivendi and Avalon,  an affiliate of our majority  shareholder Titus Interactive  S.A.until we ended our relationship with them during 2005. We recognize  revenue from sales by distributors,  net of sales commissions,  only as the distributor  recognizes sales of our products to unaffiliated third parties.  For those agreements that provide the customers the right to multiple  copies of a product in exchange for  guaranteed  amounts,  we recognize  revenue at the delivery and acceptance of the product gold master. We recognize  per copy  royalties on sales that exceed the  guarantee as copies are duplicated.

     The Company  recognizes  revenue from sales by  distributors,  net of sales commissions,  only as the distributor recognizes sales of the Company's products to unaffiliated  third parties.  For those agreements that provide the customers the right to multiple  copies of a product in exchange for  guaranteed  amounts, revenue is recognized as earned.  guaranteed  minimum royalties on sales,  where the guarantee is not  recognized  upon  delivery,  are recognized as the minimum payments come due. The Company  recognizes revenue on expired contracts when the termination date of the contract is reached because guaranteed minimum royalties are not reimbursable and are recorded as revenue..

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
                                                         YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    2005        2004         2003
                                                  --------    --------     --------
STATEMENTS OF OPERATIONS DATA:
Net revenues ..................................        100%        100%         100%
Cost of goods sold ............................          7          52           36
                                                  --------    --------     --------
Gross margin ..................................         93          48           64
Operating expenses:
     Marketing and sales ......................          4          13            4
     General and administrative ...............         37          34           18
     Product development ......................          4          20           38
     Other ....................................       --          --
                                                  --------    --------     --------
     Total operating expenses .................         45          67           60
                                                  --------    --------     --------
Operating income (loss) .......................         48         (19)           4
Other income (expense) ........................         34         (16)        --
                                                  --------    --------     --------
Income (loss) before provision for income taxes         82         (35)           4
Provision for income taxes ....................       --             1         --
                                                  --------    --------     --------
Net income (loss) .............................         82%        (36)%          4%
                                                  ========    ========     ========

SELECTED OPERATING DATA:
Net revenues by segment:
     North America ............................         41%         12%          38%
     International ............................         56          75           18
     OEM, royalty and licensing ...............          3          13           44
                                                  --------    --------     --------
                                                       100%        100%         100%
                                                  ========    ========     ========
Net revenues by platform:
     Personal computer ........................          9%         14%          21%
     Video game console .......................         14          73           35
     OEM, royalty and licensing ...............          3          13           44
    Recognition of revenue on expired contracts         63         N/A          N/A
    Licensing deals ...........................         11         N/A          N/A
                                                  --------    --------     --------
                                                       100%        100%         100%
                                                  ========    ========     ========

     Geographically,  our net revenues for the years ended December 31, 2005 and
2004 breakdown as follows: (in thousands)

                                             2005     2004    Change    % Change
                                            ------   ------   ------     -------
North America ...........................    2,885    1,544    1,341      86.9%
International ...........................    4,056    9,934   (5,878)    (59.2%)
OEM, Royalty & Licensing ................      217    1,720   (1,503)    (87.3%)
Net Revenues ............................    7,158   13,197   (6,039)    (45.7%)

     Geographically,  our net revenues for the years ended December 31, 2004 and
2003 breakdown as follows: (in thousands)

                                          2004      2003     Change    % Change
                                        -------   -------   -------     -------
North America .......................     1,544    13,541   (11,997)     (88.6%)
International .......................     9,934     6,484     3,450       53.2%
OEM, Royalty & Licensing ............     1,720    16,276   (14,306)     (89.2%)
Net Revenues ........................    13,197    36,301   (22,854)     (63.9%)

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues  for the year ended  December  31, 2005 were $7.1  million,  a decrease of 45.7%  compared to the same period in 2004.  This decrease  resulted from a 59.2% decrease in International net revenues and a 87.3% decrease in OEM, royalties and licensing  revenues,  offset by a 86.9% increase in North American net  revenues.  Net  revenues  for the year ended  December  31, 2004 were $13.1 million,  a decrease of 63.9% compared to the same period in 2003. This decrease resulted  from a 88% decrease in North  American net revenues and a 89% decrease in  OEM,  royalties  and  licensing  revenues,  offset  by  a  53%  increase  in
International net revenues.

     North  American net revenues for the year ended December 31, 2005 were $2.9 million as compared to $1.5 million for the year ended  December  31, 2004.  The increase  in  North  American  net  revenues  in  2005  was  mainly  due  to the recognition  of  deferred  revenue  in the amount of $2.1  million on  contracts expiring  and the balance  attributable  to  licensing ,  royalties  and catalog sales.

     We expect that our North American  publishing net revenues will decrease in
2006 compared to 2005, mainly due to decreased catalog sales.

     The  decrease  in North  American  net  revenues  in 2004 was mainly due to releasing  zero  product  gold  masters in 2004 as  compared to  delivering  six product gold masters in 2003.

     International  net revenues for the year ended  December 31, 2005 were $4.0 million,  a decrease of $5.8 million as compared to  International  net revenues for the year ended  December  31,  2004.  Included in the $4.0  million are $2.5 million of recognition of deferred revenues on contracts expiring.  The decrease in International  net revenues  compared to the year ended December 31, 2004 was mainly due to releasing no new product  during the twelve months ended  December
31, 2005  compared to  releasing  BALDUR'S  GATE DARK  ALLIANCE II and  FALLOUT:
BROTHERHOOD OF STEEL during 2004.

     We expect that our  International  publishing net revenues will decrease in
2006 as compared to 2005, mainly due to decreased unit sales.

     International  net revenues for the year ended  December 31, 2004 were $9.9 million.  The increase in International net revenues for the year ended December
31, 2004 was mainly due  releasing  BALDUR'S  GATE DARK ALLIANCE II and FALLOUT:
BROTHERHOOD OF STEEL during 2004 with no comparable titles released during 2003.

     OEM,  royalty and  licensing  net revenues for the year ended  December 31,
2005 were $.2 million, a decrease of $1.5 million as compared to the same period in 2004.  The OEM  business  decreased  $1.5  million as a.  consequence  of our reorganization.

     OEM,  royalty and  licensing  net revenues for the year ended  December 31,
2004 were $1.7  million,  a decrease  of $14.3  million as  compared to the same period in 2003. The OEM business decreased $14.3 million as a consequence of our reorganization.

PLATFORM, EXPIRED CONTRACTS AND LICENSING DEALS NET REVENUES

     Our platform,  expired  contracts and licensing  deals net revenues for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                       2005       2004      Change    % Change
                                      ------     ------     ------      ------
Personal Computer ................       631      1,817     (1,186)      (65.3%)
Video Game Console ...............       971      9,660     (8,689)      (89.9%)
OEM, Royalty & Licensing .........       217      1,720     (1,503)      (87.4%)

Recognition of revenue on
   expired contracts .............     4,571          0      4,571         N/A
Licensing ........................       768          0        768         N/A
Net Revenues .....................     7,158     13,197     (6,039)      (45.8%)

     PC net  revenues for the year ended  December 31, 2005 were $.6 million,  a decrease of 65.3 % compared to the same period in 2004.  The  decrease in PC net revenues  in 2005 was  primarily  due to no new  releases.  We expect our PC net revenues to  decrease  in 2006 as compared to 2005 as we continue to  reorganize the Company.

     Our video game console net  revenues  for the year ended  December 31, 2005 were $1 million a decrease of 89.9% compared to the same period in 2004. Revenue recognition  from  deferred  revenue  of  expired  contracts  for the year ended
December  31,2005  were $4.6  million.  Licensing  for the year  ended  December
31,2005  were $1 million.  The  decrease in video game  console net revenues was primarily  due to no new releases.  Our catalog sales also  decreased in 2005 as compared to 2004.  Since we anticipate  releasing no new console titles in 2006, we expect our video game console net revenues to decrease in 2006.

     Our platform  net  revenues for the years ended  December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                          2004      2003     Change   % Change
                                        -------   -------   -------    -------
Personal Computer ...................     1,817     7,671    (5,854)     (76.3%)
Video Game Console ..................     9,660    12,354    (2,694)     (21.8%)
OEM, Royalty & Licensing ............     1,720    16,276   (14,306)     (89.2%)
Net Revenues ........................    13,197    36,301   (22,854)     (63.4%)

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

     Our net  revenues,  cost of goods sold and gross margin for the years ended
December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                          2005      2004     Change   % Change
                                         ------    ------    ------     ------
Net Revenues ........................     7,158    13,197    (6,039)     (45.8%)
Cost of Goods Sold ..................       478     6,826    (6,348)       (93%)
Gross Margin ........................     6,680     6,371       309        4.8%

     Our cost of goods  sold  decreased  93% to $.5  million  in the year  ended
December 31, 2005 compared to $6.8 million in the same period in 2004. We expect our cost of goods  sold to  decrease  in 2006 as  compared  to 2005  because  we anticipate lower overall product sales.

     Our gross margin  increased to 93.3% for the twelve  months ended  December
31, 2005 from 48.2% in the comparable period in 2004.

     Our net  revenues,  cost of goods sold and gross margin for the years ended
December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                          2004      2003     Change   % Change
                                        -------   -------   -------    -------
Net Revenues ........................    13,197    36,301   (23,104)     (63.6%)
Cost of Goods Sold ..................     6,826    13,120    (6,294)       (48%)
Gross Margin ........................     6,371    23,181   (16,810)     (72.5%)

     Our cost of goods  sold  decreased  48% to $6.8  million  in the year ended
December  31,  2004  compared  to  $13.1  million  in the same  period  in 2003.
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

MARKETING AND SALES

     Our marketing and sales  expenses for the years ended December 31, 2005 and
2004 breakdown as follows: (in thousands)

                                          2005      2004     Change   % Change
                                         ------    ------    ------     ------
Marketing and Sales .................       312     1,703    (1,391)     (81.7%)

     Marketing and sales expenses  primarily  consist of advertising  and retail marketing support,  sales commissions,  marketing and sales personnel,  customer support  services and other  related  operating  expenses.  Marketing  and sales expenses for the twelve months ended December 31, 2005 were $.3 million, a 81.7%
decrease as compared to the 2004 period.  The  decrease in  marketing  and sales expenses is due primarily to no new releases.  We expect our marketing and sales expenses  to  decrease  in 2006  compared  to 2005,  as we expect to ship no new releases in 2006 as compared to 2005.

     Our marketing and sales  expenses for the years ended December 31, 2004 and
2003 breakdown as follows: (in thousands)

                                               2004     2003   Change   % Change
                                              -----    -----    -----    ------
Marketing and Sales ......................    1,703    1,415      288      20.4%

     Marketing and sales expenses for the year ended December 31, 2004 were $1.7 million,  a 20.4%  increase  as  compared to the 2003  period.  The  increase in marketing and sales  expenses was due primarily to increased  advertising  costs for  Baldur's  Gate Dark  Alliance 2 on the PS2 and X-Box  platforms  in Europe.
GENERAL AND ADMINISTRATIVE

     Our general and  administrative  expenses for the years ended  December 31,
2005 and 2004 breakdown as follows: (in thousands)

                                       2005       2004      Change    % Change
                                      ------     ------     ------      ------
General and Administrative ......      2,617      4,514     (1,897)        (42%)

     General and  administrative  expenses  primarily  consist of administrative personnel expenses,  facilities costs,  professional fees, bad debt expenses and other related operating  expenses.  General and administrative  expenses for the year ended  December 31, 2005 were $2.6  million,  a 42% decrease as compared to the same period in 2004.  The  decrease is mainly due to  decreases in personnel costs  and  general  expenses  as a  result  of a  reduction  in  administrative personnel during 2005.

     Our general and  administrative  expenses for the years ended  December 31,
2004 and 2003 breakdown as follows: (in thousands)

                                             2004     2003    Change  % Change
                                            ------   ------   ------    ------
General and Administrative ..............    4,514    6,692   (2,178)    (32.6%)

     General and  administrative  expenses for the year ended  December 31, 2004 were $4.5 million,  a 32.6% decrease as compared to the same period in 2003. The decrease is mainly due to decrease in personnel costs and general  expenses as a result of a reduction in administrative personnel during 2004.

PRODUCT DEVELOPMENT

     Our product development  expenses for the years ended December 31, 2005 and
2004 breakdown as follows: (in thousands)

                                          2005      2004     Change   % Change
                                         ------    ------    ------     ------
Product Development .................       268     2,636    (2,368)     (89.8%)
                                         ------    ------    ------     ------

     We charge internal product development expenses, which consist primarily of personnel  and support  costs,  to operations  in the period  incurred.  Product development  expenses for the year ended  December 31, 2005 were $.3 million,  a
89.8% decrease as compared to the same period in 2004.  This decrease was mainly due to a $2.4  million  decrease in  personnel  costs and general  expenses as a result of a reduction in headcount  and the closure of our internal  development studio during the year.

     Our product development  expenses for the years ended December 31, 2004 and
2003 breakdown as follows: (in thousands)

                                          2004      2003     Change   % Change
                                        -------   -------   -------    -------
Product Development .................     2,636    13,680   (11,044)     (80.7%)

     Product development expenses for the year ended December 31, 2004 were $2.6 million,  a 80.7% decrease as compared to the same period in 2003. This decrease was due to a $11 million  decrease in personnel costs as a result of a reduction in headcount.

OTHER EXPENSE (INCOME), NET

     Our other expense for the years ended  December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                       2005        2004      Change    % Change
                                      ------      ------     ------      ------
Other Expense (Income) ..........     (2,445)      2,248     (4,693)        208%

     Other income consists primarily of a legal settlement which was a reduction of accrued royalties,  accrued expenses and accounts payable in the amount of $1 million,  an additional  adjustment  to accrued  royalties in the amount of $1.6 million, an immaterial impairment of assets of $.3 million, recovery of bad debt in the amount of $.06 million, an additional write down of Titus Software in the amount of $.2 million , and immaterial  foreign currency  exchange  transactions gains and losses.

     Our other expense for the years ended  December 31, 2004 and 2003 breakdown as follows: (in thousands)

                                 2004         2003        Change      % Change
                                ------       ------       ------        ------
Other Expense ...........        2,248           82       (2,166)         (278%)

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

PROVISION (BENEFIT) FOR INCOME TAXES

     We recorded no tax  provision  for the years  ended  December  31, 2005 and
2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, we had a working capital deficit of  approximately
$11 million, and our cash balance was approximately  $122,000. We currently have no cash reserves and are unable to pay current  liabilities.  We cannot continue in our current form without obtaining additional financing or income or reducing expenditures.

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

     Additionally, we have reduced our fixed overhead commitments, and cancelled or suspended  development  on future titles.  and scaled back certain  marketing programs  associated  with the cancelled  projects.  Management will continue to pursue various alternatives to improve future operating results.

     We continue to seek external sources of funding,  including but not limited to,  incurring  debt,  the sale of assets or stock,  the  licensing  of  certain product rights in selected territories, selected distribution agreements, and/or other  strategic  transactions  sufficient to provide  short-term  funding,  and potentially achieve our long-term strategic objectives.

     We have been operating  without a credit facility since October 2001, which has adversely affected cash flow. We continue to face difficulties in paying our vendors, and employees,  and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to continue during 2006.

     Historically,  we have funded our  operations  primarily  through cash flow from operations, including royalty and distribution fee advances.

     Our  primary   capital  needs  have   historically   been  working  capital
requirements  necessary  to  fund  our  operations..  Our  operating  activities provided  cash of $93,000  during the twelve  months  ended  December  31, 2005, primarily attributable to licensing and distribution net of expenditures.

     Net cash provided by operating  activities of $93,000 for the twelve months ended  December 31, 2005  consisted of normal  capital  expenditures  and sales, primarily for office and computer  equipment used in our  operations.  We do not currently  have any  material  commitments  with  respect to any future  capital expenditures.

     The Company had approximately  $4.6 million in revenue from deferred income recognition and  approximately  $2.4 million in revenue from other income in the year ended  December 31,  2005.  However,  the Company does not expect  material income from the recognition of deferred income or other income in 2006.

     We entered into  various  licensing  agreements  during 2005 under which we licensed others to exploit games that we have  intellectual  property rights to.
This included entering into agreements with Turner Games Network and Vivendi and resulted  in one time  payments  from  each of these  licensees.  These  license agreements  are  generally  for a 2 year  term.  We expect in 2006 to enter into similar license arrangements to generate cash for the Company's operations.

     Currently the Company has no internal development of new titles.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable  contracts and other  commitments  at December 31, 2005,  and the effect such  obligations  are expected to have on our liquidity and cash flow in future periods. (in thousands)

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS     TOTAL      LESS THAN     1 - 3     3 - 5   MORE THAN
                                        1 YEAR       YEARS     YEARS    5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1)        153          --          114        39        --
--------------------------------------------------------------------------------

 Total                       153          --          114        39        --
--------------------------------------------------------------------------------

     Our current cash reserves  plus our expected cash from existing  operations will only be sufficient to fund our  anticipated  expenditures to June 30, 2006.
We will need to  substantially  reduce our working  capital  needs,  continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations..

(1) We have a lease  commitment at the Beverly Hills office  through April 2008.
We have a monthly rental agreement in Irvine.

ACTIVITIES WITH RELATED PARTIES

     Our  operations   involve   significant   transactions  with  our  majority
stockholder Titus and its affiliates. We had a major distribution agreement with
Avalon, an affiliate of Titus.

TRANSACTIONS WITH TITUS

     Titus (placed in  involuntary  bankruptcy in January 2005)  presently  owns approximately 58 million shares of our common stock

     As of December 31, 2005 and December  31,  2004,  Titus and its  affiliates excluding Avalon owed us $105,000 and $370,000,  respectively. We owed Titus and its  affiliates  excluding  Avalon $0 and  $30,000 as of  December  31, 2005 and
December 31, 2004 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We had an International  Distribution Agreement with Avalon, a wholly owned subsidiary of Titus.  Pursuant to this distribution  agreement,  Avalon provided for the exclusive  distribution of substantially  all of our products in Europe,
Commonwealth of Independent States,  Africa and the Middle East for a seven-year period ending February 2006,  cancelable  under certain  conditions,  subject to termination  penalties  and costs.  Under this  agreement,  as amended,  we paid
Avalon a distribution fee based on net sales, and Avalon provides certain market preparation,  warehousing,  sales and  fulfillment  services on our  behalf.  In connection  with  the  International  Distribution  Agreement  with  Avalon,  we incurred  distribution  commission  expense  of $0 and  $62,000,  for the twelve months ended  December 31,  2005,  and 2004  respectively.  This  agreement  was terminated as a result of Avalon's liquidation in February 2005.

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
the additional  approximately $71,000 was due to TSC subletting office space and miscellaneous  other items. As of October  31,2005 the outstanding  balance owed from TSC was  approximately  $71,000 the outstanding  balance was reduced from a payment of a note owed by Phil Adam to TSC and offset  against  the  balance due
Interplay.

     In May 2003, we paid TSC $60,000 to cover legal fees in  connection  with a lawsuit  against  Titus.  As a result of the payment,  our CEO requested that we credit the $60,000 to amounts we owed to him arising from  expenses  incurred in connection with providing services to the Company.

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began  operating  under a  representation  agreement  with
Titus Japan K.K. ("Titus  Japan"),  a  majority-controlled  subsidiary of Titus, pursuant to which Titus  Japan  represents  us as an agent in regards to certain sales  transactions  in Japan. As of December 31, 2005 the Company had a balance due from Titus Japan of $192,000.  During the twelve months ending  December 31,
2005 our Japanese subsidiary  incurred to Titus Japan approximately  $221,000 in commissions, publishing and staff services.

TRANSACTIONS WITH TITUS SARL

     As  of  December  31,  2005  and  2004  the  Company  has a  receivable  of approximately  $18,000 and $18,000 respectively for product development services that the Company  provided of which  reserve  have been  allocated  accordingly.
Titus SARL was placed into involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month  service agreement  pursuant to  which  GIE  Titus  or  its  agents  shall  provide  to  us  certain  foreign administrative  and  legal  services  at a rate of  $5,000  per  month for three months.  As of  December  31,  2005,  we  had a  zero  balance  with  Titus  GIE
Interactive Group. Titus GIE was placed into involuntary  liquidation in January
2005.

TRANSACTIONS WITH VIE ACQUISITION GROUP

     Approximately  $0 and  $42,000  was  paid  to  VIE  Acquisition  Group  for management  services  provided  during the twelve months ended December 31, 2005 and 2004.

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
SFAS 123R  established  the accounting  treatment for  transactions  in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires  companies to recognize in the statement of operations  the  grant-date fair  value of stock  options  and  other  equity-based  compensation  issued to employees.  SFAS 123R requires the Company to value the share-based compensation based on the  classification of the share-based  award. If the share-based award is to be classified  as a liability,  the Company must  re-measure  the award at each balance sheet date until the award is settled.  If the share-based award is to be  classified  as  equity,  the  Company  will  measure  the  value  of  the share-based  award on the date of grant but the award will not be re-measured at each balance sheet date.  SFAS 123R does not change the accounting  guidance for share-based  payment  transactions with parties other than employees provided in
SFAS 123 as originally  issued and EITF Issue No. 96-18,  "Accounting for Equity
Instruments  that are  Issued  to Other  than  Employees  for  Acquiring,  or in
Conjunction with Selling,  Goods or Services." SFAS 123R is effective for public companies  with  calendar  year ends no later than the  beginning  of 2006.  All
public   companies  must  use  either  the  modified   prospective  or  modified
retrospective  transition method. Under the modified prospective method,  awards that are  granted,  modified,  or settled  after the date of adoption  should be measured  and  accounted  for in  accordance  with SFAS  123R.  Unvested  equity classified  awards that were granted prior to the effective date should continue to be accounted  for in  accordance  to SFAS 123 except that the amounts must be recognized  in the  statement of  operations.  Under the modified  retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods  presented)  to reflect SFAS 123 amounts in the statement of operations.  Management is in the process of determining the effect SFAS 123R will have upon the Company's  financial  position and statement of operations and the method of transition adoption.

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

     We  recognized  a $10,000  loss,  $33,000  loss and $58,000 gain during the years  ended  December  31,  2005,  2004 and 2003,  respectively,  primarily  in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

     The information  required by this Item 9 has been previously  furnished and is incorporated herein by reference to our forms 8-K filed on (i) March 15,2005, and amendment to such form 8-K filed on March 16, 2005,  (ii)  February  16,2006 and amendment to such form 8-K filed on March 20,2006

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period  covered  by this  report,  we  carried  out an evaluation,  under  the  supervision  and with the  participation  of our  Chief
Executive  Officer and interim Chief Financial  Officer of the  effectiveness of the design and operation of our disclosure  controls and procedures.  Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded  that our disclosure  controls and  procedures  are effective,  at the reasonable  assurance  level,  in  ensuring  that  information  required  to  be disclosed  is  recorded,  processed,  summarized  and  reported  within the time periods specified by the SEC rules and forms.

     There  were  no  changes  made  in our  internal  controls  over  financial reporting  that occurred  during the quarter  ended  December 31, 2005 that have materially affected or reasonably likely to materially affect these controls.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

     The following table sets forth certain information  regarding our directors and executive officers and their ages as of May 10, 2006:

     DIRECTORS                   AGE         PRESENT POSITION

     Herve Caen                   44         Chairman of the Board of Directors,
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer
     Eric Caen                    40         Director
     Michel Welter (1)(2)(3)      47         Director

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
Caen was also  Chief  Executive  Officer  of Titus  Interactive  S.A.  from 1991 through  December 31, 2002.  Mr. Caen also served as Managing  Director of Titus
Interactive Studio, Titus SARL and Digital Integration Services, which positions he has held since  1985,  1991 and 1998,  respectively.  Mr. Caen also served as
Chief  Executive  Officer  of  Titus  Software  Corporation,  Chairman  of Titus
Software UK Limited  and  Representative  Director  of Titus  Japan K.K.,  which positions he has held since 1988, 1991 and 1998, respectively.

     ERIC CAEN has served as a director since November 1999. Mr. Caen has served as a Director and as President of Titus  Interactive  S.A. since  1991.Mr.  Caen also served as Vice  President  of Titus  Software  Corporation,  Secretary  and
Director  of Titus  Software UK Limited  and  Director  of Titus Japan K.K.  and
Digital Integration Limited,  which positions he has held since 1988, 1991, 1998 and 1998,  respectively.  Mr. Caen has also served as Managing Director of Total
Fun 2, a French  record  production  company,  since  1998.  Mr.  Caen served as
Managing director of Titus SARL from 1988 to 1991.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended,  requires our  executive  officers,  directors,  and  persons  who own more  than 10% of a registered  class of our equity  securities  to file  reports of  ownership  and changes in ownership  with the SEC.  Executive  officers,  directors and greater than 10%  stockholders  are required by SEC rules and  regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and

representations  from certain reporting persons that they have complied with the relevant filing  requirements,  we believe that,  during the year ended December
31,  2005,  all  our  executive   officers,   directors  and  greater  than  10%
stockholders complied with all Section 16(a) filing requirements.

AUDIT COMMITTEE INDEPENDENCE AND AUDIT COMMITTEE FINANCIAL EXPERT.

     The Audit  Committee  currently  consists of Michel  Welter.  The Board has determined that there is no "audit committee  financial expert", as that term is defined in Section  407 of the  Sarbanes-Oxley  Act of 2002 and  pursuant to the rules and  regulations  of the SEC.  The Board  determined  that Mr.  Welter is,
"independent",  as  that  term  is  defined  under  the  rules  of the  National
Association of Securities Dealers, Inc.

CODE OF ETHICS

     We have adopted a Code of Ethics for all of our  employees,  including  our principal executive officer,  principal financial officer,  principal accounting officer or controller and any person performing similar  functions.  The Code of
Ethics was filed as an exhibit to the Amendment No. 1 to the 10-K for the period ended December 31, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning  compensation earned during the last three fiscal years ended  December 31, 2005, by our Chief
Executive  Officer  whose total salary and bonus during the year ended  December
31, 2005 exceeded $100,000  (collectively,  the "Named Executive  Officer").  No other executive officer serving at December 31, 2005,  received total salary and bonus during 2005 in excess of $100,000.

                      SUMMARY COMPENSATION TABLE
                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                     ------------
                                         ANNUAL COMPENSATION          SECURITIES
                                    ------------------------------    UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR       SALARY       BONUS     OPTIONS(#)   COMPENSATION
--------------------------------    ----    -----------     -----    ------------  ------------
Herve Caen (1)..................    2005    $  76,667 (2)     --         --             --
    Chairman of the Board of        2004      260,330         --         --             --
    Directors, Chief Executive      2003      487,330 (3)     --         --             (4)
    Officer and Interim Chief
    Financial Officer

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

(2)  Mr.  Caen was only paid a portion  of his salary  during  the period  ended
     December 31, 2005 due to limited cash available. We accrued the balance due
     Mr. Caen of $383,333 as of December 31,2005.

(3)  Mr.  Caen was only paid a portion  of his salary  during  the period  ended
     December 31, 2004 due to the limited cash available. We accrued the balance due Mr. Caen of $199,670 as of December 31, 2004.

(4)  Mr.  Caen  received  2,000  shares  of  our  common  stock  pursuant  to  a non-discretionary grant made under the terms of our Employee Stock Purchase
     Program.

                       STOCK OPTION GRANTS IN FISCAL 2005

     There were no stock  options or stock  appreciation  rights  granted to the
Named Executive Officer during the year ended December 31, 2005.

                         AGGREGATE OPTION/ SAR EXERCISES
                         AND 2005 YEAR-END OPTION VALUES

     There  were no  exercises  of stock  options or stock  appreciation  rights during the year ended December 31, 2005 for any of the Named Executive Officer.

                                                         NUMBER OF SECURITIES         VALUE OF
                                                              UNDERLYING         UNEXERCISED IN-THE-
                                                         UNEXERCISED OPTIONS      MONEY OPTIONS AT
                                                             AT YEAR-END              YEAR-END
                                                            (EXERCISABLE/           (EXERCISABLE/
NAME                ON EXERCISE      VALUE REALIZED         UNEXERCISABLE)       UNEXERCISABLE) (1)
-----------------   -----------      --------------         --------------       ------------------
Herve Caen ......       --                 --                     --                     --

----------
(1)      Represents an amount equal to the  difference  between the closing sale price for our common  stock  ($0.01) on the  Over-The-Counter  Bulletin
         Board on December 31, 2005, and the option exercise  price,  multiplied by the number of unexercised  in-the-money options. None of the options held by the Named Executive Officers were in-the-money at year-end.

DIRECTOR COMPENSATION

     Currently,  we accrue for  payment to each of our  non-employee  director's compensation as follows:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The  Compensation  Committee  currently  consists of Michel Welter.  During
2005,  decisions regarding executive  compensation were made by our Compensation
Committee.  Neither of the current 2005 member of our Compensation Committee nor any of our 2005  executive  officer or directors had a  relationship  that would constitute an interlocking relationship with executive officers and directors of another entity.

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

     No stock  options  were  granted to our  executive  officers  in 2005.  The
Compensation  Committee  continues to review the  desirability  of issuing stock options to its executive officers in any given fiscal year to provide incentives in connection with our corporate objectives.

Fiscal Year 2005 Chief Executive Officer Compensation

     The  salary,  annual  raises  and  annual  bonus of Herve  Caen,  our Chief
Executive  Officer  and interim  Chief  Financial  Officer,  are  determined  in accordance with Mr. Caen's  employment  agreement with us. Mr. Caen's employment agreement  provides for a base salary of $360,000 per year,  with annual  raises and bonuses as may be approved at the  discretion  of our Board of Directors and
$100,000 per year while serving as interim Chief Financial Officer.  The amounts of any annual raises or bonuses are  determined in accordance  with the policies and objectives set forth above. For the fiscal year ended December 31, 2005, Mr.
Caen received  $76,667 in compensation  as Chief  Executive  Officer and interim
Chief  Financial  Officer  and the  remainder  of his  salary was  accrued.  The
Compensation  Committee  did not award Mr. Caen any  options  during  2005.  The
Compensation  Committee is currently negotiating a new employment agreement with
Mr. Herve Caen.

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

                                             The Compensation Committee

                                             Michel Welter

PERFORMANCE GRAPH

         The  following  graph sets forth the  percentage  change in  cumulative total stockholder return of our common stock during the period from December 31,
2000 to December 31, 2005,  compared with the  cumulative  returns of the NASDAQ
Stock  Market  (U.S.  Companies)  Index and the Media  General  Index 820*.  The
comparison  assumes  $100 was  invested on December 31, 2000 in our common stock and in each of the foregoing indices.  Information  presented below is as of the end of the fiscal year ended December 31st 2005.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following  table sets forth as of May 8,  2006,  unless  otherwise indicated,  certain information relating to the ownership of our common stock by
(i) each person  known by us to be the  beneficial  owner of more than 5% of the outstanding  shares of our common stock, (ii) each of our directors,  (iii) each of the Named  Executive  Officers,  and (iv) all of our  executive  officers and directors as a group.  Except as may be indicated in the  footnotes to the table and subject to applicable community property laws, each such person has the sole voting and  investment  power with respect to the shares  owned.  The address of each person listed is in care of us, 100 N. Crescent  Drive,  Beverly Hills , CA
90210 unless otherwise set forth below such person's name.

                                            NUMBER OF SHARES
                                            OF COMMON STOCK
NAME AND ADDRESS                         BENEFICIALLY OWNED (1)     PERCENT (2)
----------------                         ----------------------     -----------

DIRECTORS AND NAMED EXECUTIVE OFFICER:
Herve Caen.............................         8,681,306  (4)          9.2%
Eric Caen..............................            30,001  (5)           *
Michel Welter..........................            60,001  (6)           *

5% HOLDERS:
Titus Interactive SA...................        58,426,293  (3)         62.3%
    Parc de l'Esplanade
    12, rue Enrico Fermi
    St-Thibault-des-Vignes
    77462 Lagny-sur-Marne Cedex
    France

Directors and Executive Officers
   as a Group (3 persons)..............         8,721,308               9.2%

     * Less than one percent.

(1)  Beneficial  ownership is determined h the rules and  regulations of the SEC
     and  generally   includes  voting  or  investment  power  with  respect  to
     securities.   Shares  of  common   stock   subject  to  options   currently
     exercisable,  or  exercisable  within  60 days  of May  8,2006  are  deemed outstanding for computing the percentage of the person holding such options but are not deemed  outstanding  for computing the  percentage of any other person.  Except as indicated by footnote and subject to community  property laws where applicable,  the persons named in the table have sole voting and investment  power  with  respect  to all  shares of common  stock  shown as beneficially owned by them. The information as to shares beneficially owned
     has  been  individually  furnished  by  the  respective  directors,   Named
     Executive Officers,  and other stockholders,  or taken from documents filed with the SEC.

(2)  Based on 93,855,634  shares of common stock  outstanding  as of May 8,2006.
     This includes  4,658,216 shares of Treasury Stock.  Percentages are rounded to the nearest tenth of a percent.

(3)  Includes 460,298 shares subject to warrants  exercisable  within 60 days of
     May 8,2006.

(4)  Includes  8,681,306  shares of our common stock held by Mrs.  Solange Caen,
     Herve Caen's spouse.

(5)  Includes 30,001 shares subject to stock options  exercisable within 60 days of May 8,2006. (

6)   Includes 20,001 shares subject to stock options  exercisable within 60 days of May 8 2006.

EQUITY COMPENSATION PLANS INFORMATION

     The  following  table sets forth certain  information  regarding our equity compensation plans as of December 31, 2005:

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
                                                                              reflected in column (a))
------------------------------------------------------------------------------------------------------
                                      (a)                     (b)                       (c)
Equity compensation plans
approved by security                      70,000                   0.30                    10,014,877
holders
Equity compensation
plans not approved by                                                                               -
security holders
                           ---------------------------------------------------------------------------
Total                                     70,000                   0.30                    10,014,877
                           ===========================================================================

     We have one stock option plan currently  outstanding.  Under the 1997 Stock
Incentive  Plan,  as amended  (the  "1997  Plan"),  we may grant  options to our employees,  consultants  and directors,  which generally vest from three to five years.  At our 2002 annual  stockholders'  meeting,  our  stockholders  voted to approve an  amendment  to the 1997 Plan to  increase  the  number of  authorized shares of common  stock  available  for  issuance  under the 1997 Plan from four million to 10 million. Our Incentive Stock Option, Nonqualified Stock Option and
Restricted  Stock  Purchase  Plan- 1991, as amended (the "1991  Plan"),  and our
Incentive Stock Option and Nonqualified Stock Option Plan-1994,  as amended (the
"1994 Plan"),  have terminated.  An aggregate of 9,050 stock options that remain outstanding  under the 1991 Plan and 1994 Plan have been transferred to our 1997
Plan. . 84,877 shares remain available for issuance under the Company's Employee
Stock Purchase Plan.

     We have treated the difference,  if any, between the exercise price and the estimated  fair market value as  compensation  expense for  financial  reporting purposes,  pursuant  to APB 25.  Compensation  expense  for the  vested  portion aggregated $0, $0 and $0 for the years ended  December 31, 2005,  2004 and 2003,
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

TRANSACTIONS WITH TITUS

     Titus (placed in  involuntary  bankruptcy in January 2005)  presently  owns approximately 58 million shares of our common stock.

     We performed certain distribution services on behalf of Titus for a fee. In connection with such distribution  services,  we recognized fee income of $0 and
$0 for the twelve months ended December 31, 2005, and 2004, respectively.

     As of December 31, 2005 and December  31,  2004,  Titus and its  affiliates excluding Avalon owed us $105,000 and $370,000,  respectively. We owed Titus and its  affiliates  excluding  Avalon $0 and  $30,000 as of  December  31, 2005 and
December 31, 2004 respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     We had an International  Distribution Agreement with Avalon, a wholly owned subsidiary of Titus.  Pursuant to this distribution  agreement,  Avalon provided for the exclusive  distribution of substantially  all of our products in Europe,
Commonwealth of Independent States,  Africa and the Middle East for a seven-year period ending February 2006,  cancelable  under certain  conditions,  subject to termination  penalties  and costs.  Under this  agreement,  as amended,  we paid
Avalon a distribution fee based on net sales, and Avalon provides certain market preparation,  warehousing,  sales and  fulfillment  services on our  behalf.  In connection  with  the  International  Distribution  Agreement  with  Avalon,  we incurred  distribution  commission  expense  of $0 and  $62,000,  for the twelve months ended  December 31,  2005,  and 2004  respectively.  This  agreement  was terminated as a result of Avalon's liquidation in February 2005.

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
miscellaneous  other items. As of October  31,2005 the outstanding  balance owed from TSC was  approximately  $71,000.  The  outstanding  balance  was reduced by offsetting a note receivable the Company had with Phil Adam, the Company's prior
President, with a balance he had due TSC.

     In May 2003, we paid TSC $60,000 to cover legal fees in  connection  with a lawsuit  against  Titus.  As a result of the payment,  our CEO requested that we credit the $60,000 to amounts we owed to him arising from  expenses  incurred in connection with providing services to the Company.

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, we began  operating  under a  representation  agreement  with
Titus Japan K.K. ("Titus  Japan"),  a  majority-controlled  subsidiary of Titus, pursuant to which Titus  Japan  represents  us as an agent in regards to certain sales  transactions  in Japan.  This  representation  agreement has not yet been approved by our Board of Directors and is currently  being reviewed by them. Our
Board of Directors  has approved the payments of certain  amounts to Titus Japan in connection with certain services already  performed by them on our behalf. As of  December  31,  2005,  the  Company  had a balnce due from Titus Japan in the amount of  $192,000.  During the twelve  months  ending  December  31,  2005 our
Japanese subsidiary paid to Titus Japan  approximately  $221,000 in commissions,
marketing  and  publishing   staff   services.   Our  Japanese   subsidiary  had
approximately $404,000 in revenue in the twelve months ending December 31, 2005.

TRANSACTIONS WITH TITUS SARL

     As of  December  31,  2005,  we have a  receivable  of $18,000  and $18,000 respectively for product development services that we provided of which reserves have  been  allocated  accordingly.  Titus  SARL  was  placed  into  involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, we engaged the services of GIE Titus Interactive Group, a wholly owned subsidiary of Titus, for a three-month  service agreement  pursuant to  which  GIE  Titus  or  its  agents  shall  provide  to  us  certain  foreign administrative  and  legal  services  at a rate of  $5,000  per  month for three months.  As of  December  31,  2005,  we  had a  zero  balance  with  Titus  GIE
Interactive Group. Titus GIE was placed into involuntary  liquidation in January
2005.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Rose, Snyder & Jacobs ("RSJ") served as our independent auditors for fiscal year ended December 31, 2004 . On February 15, 2006, the Company engaged Jeffrey
S. Gilbert Certified Public accountant ("New Accountant") to audit the Company's financial statements for the fiscal year ended December 31, 2005.

     Aggregate fees billed by our independent auditors for professional services rendered for the audit of fiscal years 2005 and 2004 and for other  professional services billed in fiscal years 2005 and 2004 are as follows:

                                                   YEAR ENDED
DESCRIPTION OF FEES                DECEMBER 31,2005          DECEMBER 31, 2004
-------------------                ----------------          -----------------
Audit Fees ..................          $25,000 (2)               $45,000 (1)
Audit-Related Fees ..........            5,000 (2)                $5,000 (2)
Tax Fees ....................                                        --
All Other Fees ..............      ----------------          -----------------
        TOTAL: ..............          $30,000                   $50,000
                                   ================          =================

(1)      This entire amount was paid to ("RSJ").
(2)      We expect to incur fees in of  approximately  this amount in connection with the review of this form 10-K for the year ended  December 31, 2005 and December 31, 2004.

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

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereto duly authorized,  at Irvine,  California this 18th day of May, 2006.

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

SIGNATURE                    TITLE                                 DATE

   /s/ Herve Caen
_______________________      Chief Executive Officer, Interim      May 18, 2006
Herve Caen                   Chief Financial Officer and
                             Director (Principal Executive
                             and Financial and Accounting
                             Officer)

   /s/ Eric Caen
_______________________      Director                              May 18, 2006
Eric Caen

   /s/ Michel Welter
_______________________      Director                              May 18, 2006
Michel Welter

                                  EXHIBIT INDEX

EXHIBIT
NO.             DESCRIPTION

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

10.02       Form  of  Stock  Option  Agreement  pertaining  to  the  1997  Plan;
            (incorporated herein by reference to Exhibit 10.2 to the Form S-1).

10.03       Form of Restricted Stock Purchase  Agreement  pertaining to the 1997
            Plan;  (incorporated herein by reference to Exhibit 10.3 to the Form
            S-1).

10.04       Form of Indemnification  Agreement for Officers and Directors of the
            Company;  (incorporated  herein by reference to Exhibit 10.11 to the
            Form S-1).

10.05       Stock Purchase  Agreement  between the Company and Titus Interactive
            SA,  dated March 18,  1999;  (incorporated  herein by  reference  to
            Exhibit  10.24 to The  Company's  Annual Report on Form 10-K for the
            year ended December 31, 1998).

10.06       Stock  Purchase  Agreement  dated  July 20,  1999,  by and among the
            Company,  Titus  Interactive  S.A.,  and Brian Fargo;  (incorporated herein by  reference  to  Exhibit  10.1 to the  Company's  Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1999).

10.07       Exchange   Agreement  dated  July  20,  1999,  by  and  among  Titus
            Interactive   S.A.,   Brian   Fargo,   Herve  Caen  and  Eric  Caen;
            (incorporated  herein by reference to Exhibit 10.2 to the  Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.08       Employment  Agreement  between  the  Company  and Herve  Caen  dated
            November 9, 1999;  (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999).

10.09       Warrant  (350,000  shares) for Common Stock  between the Company and
            Titus Interactive S.A., dated April 14, 2000;  (incorporated  herein by reference to Exhibit 10.33 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999).

10.10       Warrant  (50,000  shares) for Common  Stock  between the Company and
            Titus Interactive S.A., dated April 14, 2000;  (incorporated  herein by reference to Exhibit 10.34 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999).

10.11       Warrant  (100,000  shares) for Common Stock  between the Company and
            Titus Interactive S.A., dated April 14, 2000;  (incorporated  herein by reference to Exhibit 10.35 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999).

10.12       Common Stock Purchase Warrant of the Company;  (incorporated  herein by  reference  to  Exhibit  4.2 to the Form S-3  filed on April  17,
            2001).

10.13       Warrant to Purchase  Common  Stock of the  Company,  dated April 25,
            2001;  (incorporated herein by reference to Exhibit 10.4 to the Form
            S-3 filed on May 4, 2001).

10.14       Agreement between the Company,  Brian Fargo, Titus Interactive S.A., and  Herve  Caen,  dated  May  15,  2001;  (incorporated  herein  by reference to Exhibit 99 to Form SCD 13D/A).

10.15       Term Sheet by and between Titus  Interactive  S.A., and the Company, dated April 26, 2002;  (incorporated  herein by reference to Exhibit
            10.8 to Form 10-Q filed on May 15, 2002).

10.16       Promissory Note by Titus  Interactive  S.A. in favor of the Company, dated April 26, 2002;  (incorporated  herein by reference to Exhibit
            10.9 to Form 10-Q filed on May 15, 2002).

10.17       Amended and Restated  Secured  Convertible  Promissory  Note,  dated
            April 30, 2002, in favor of Warner Bros.,  a division of Time Warner
            Entertainment  Company,  L.P.;  (incorporated herein by reference to
            Exhibit 10.10 to Form 10-Q filed on May 15, 2002).

10.18       Mutual  Release  Settlement  Agreement  by and between  Warner Bros.
            Entertainment,  Inc.  and  the  Company,  dated  October  13,  2003;
            (incorporated  herein by reference to Exhibit 10.47 to the Company's
            Annual Report on Form 10-K for the year ended December 31,2003 filed on April 27, 2004).

10.19       Letter  Agreement by and between Majorem Ltd and the Company,  dated
            December  21,  2004;  (incorporated  herein by  reference to Exhibit
            10.48 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2004 filed on June 3, 2005).

10.20       Form  of  Settlement  Agreement  entered  into by the  Company  with
            Snowblind Studios, Inc. dated April 19, 2005.

14.1        Code of Ethics of the Company;  (incorporated herein by reference to
            Exhibit 14.1 to Amendment  No. 1 to the  Company's  Annual Report on
            Form 10-K for the year ended  December  31,  2003 filed on April 27,
            2004).

21.1        Subsidiaries of the Company.

23.1        Consent  of Squar  Milner  Reehl and  Williamson,  LLP,  Independent
            Registered Public Accounting Firm.

23.2        Consent  of Rose,  Snyder & Jacobs,  Independent  Registered  Public
            Accounting Firm.

23.3        Consent  of  Jeffrey  S.  Gilbert,   Independent  Registered  Public
            Accounting firm

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

99.1        Form of Stipulation  of Settlement  entered into by the Company with various Special Situation funds dated May 3, 2006;  (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 10, 2006).

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
                       AND REPORTS OF INDEPENDENT AUDITORS

                                                                        PAGE
                                                                        ----

Reports of Independent Registered Public Accounting Firms               F-2

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2005 and 2004               F-4

Consolidated Statements of Operations for the years ended
     December 31, 2005, 2004 and 2003                                   F-5

Consolidated Statements of Stockholder's Equity (Deficit) for the
     years ended December 31, 2005, 2004, 2003                          F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2005, 2004 and 2003                                   F-7

Notes to Consolidated Financial Statements                              F-9

Schedule II - Valuation and Qualifying Accounts                         S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

     I have audited the  consolidated  balance sheet of Interplay  Entertainment
Corp.(a  majority-owned  subsidiary of Titus  Interactive,S.A.) and Subsidiaries
(the "Company") as of December 31, 2005 and the related consolidated  statements of operations,  stockholders'  equity  (deficit)and cash flows for the year then ended.  My audit included the schedule of valuation and qualifying  accounts for the year ended December 31, 2005. These  consolidated  financial  statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated  financial  statements and schedule based on my audit.

     I conducted my audit in  accordance  with  standards Of the Public  Company
Accounting Oversight Board (United  States).Those  standards require that I plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated  financial statements are free of material  misstatement.  An audit includes  consideration of internal control over financial  reporting as a basis for designing audit  procedures that are appropriate in the  circumstances,  but not for the  purpose  of  expressing  an  opinion  on the  effectiveness  of the
Company's internal control over financial reporting.  Accordingly,  I express no such  opinion.  An audit also  includes  examining,  on a test  basis,  evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting  principles used and significant estimates  made by  management  as  well as  evaluating  the  overall  financial statement  presentation.  I believe my audit provides a reasonable  basis for my opinion.

     In my opinion,  the  consolidated  financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of
Interplay  Entertainment  Corp. and Subsidiaries as of December 31, 2005 and the
results of their  operations  and their cash flows for the year then  ended,  in conformity with accounting principles generally accepted in the United States of
America.  Also, in my opinion the related financial  statement  schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements  taken as a whole,  presents  fairly  in all  material  respects  the information set fort therein.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources,
a  history  of  losses,   and  negative   working  capital  of  $11,512,000  and
stockholders'  deficit of  $11,490,000.  These matters raise  substantial  doubt about its ability to continue as a going concern.  Management's  plans in regard to these  matters  are also  discussed  in Note 1.  The  consolidated  financial statements do not include any  adjustment  that might result from the outcome of this uncertainty.

                             /s/ JEFFREY S. GILBERT

Los Angeles, California
May 16, 2006

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

Encino, California
May 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Interplay Entertainment Corp.

        We have audited the accompanying  consolidated statements of operations, shareholders'  equity (deficit) and other  comprehensive  income (loss) and cash flows for the year ended December 31, 2003 of Interplay  Entertainment  Corp. (a
majority-owned  subsidiary of Titus  Interactive  S.A.), and  subsidiaries  (the
"Company").  Our audit also  included the schedule of valuation  and  qualifying accounts  for the year ended  December 31, 2003.  These  consolidated  financial statements and schedule are the responsibility of the Company's management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements and schedule based on our audit.

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
opinion.

        In our opinion, the consolidated  financial statements referred to above present  fairly,  in all material  respects,  the results of operations and cash flows of  Interplay  Entertainment  Corp  and  subsidiaries  for the year  ended
December 31, 2003 in conformity with accounting principles generally accepted in the United  States of America.  Also,  in our  opinion,  the  related  financial statement  schedule for the year ended  December 31, 2003,  when  considered  in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying  consolidated  financial  statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1, the Company has  negative  working  capital  and a  stockholders'  deficit at
December 31, 2003. These factors,  among others,  raise  substantial doubt about the  Company's  ability to continue as a going  concern.  Management's  plans in regard to these  matters are  described  in Note 1. The  consolidated  financial statements do not include any adjustments  that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 25, 2004

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                   ------------------------------
ASSETS                                                 2005              2004
                                                   -------------    -------------
Current Assets:
     Cash ......................................   $     122,000    $      29,000
     Restricted Cash ...........................            --              2,000
     Trade receivables from related parties,
         net of allowances of $2,114,000
         and $2,370,000, respectively ..........          17,000           10,000
     Trade receivables, net of allowances
         of $76,000 and $36,000, respectively ..         428,000          139,000
     Inventories ...............................           8,000           26,000
     Deposits ..................................           8,000             --
     Prepaid expenses ..........................          60,000             --
    Other receivables ..........................           8,000          137,000
                                                   -------------    -------------
         Total current assets ..................         651,000          343,000

Property and equipment, net ....................           7,000          490,000
Other assets ...................................          15,000                0
                                                   -------------    -------------
         Total  assets .........................   $     673,000    $     833,000
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current debt ..............................   $   1,549,000    $   1,575,000
     Accounts payable ..........................       9,560,000        8,772,000
     Accrued royalties .........................         949,000        3,501,000
     Advances from distributors and others .....         105,000          883,000
     Advances from related party distributors ..            --          2,989,000
     Deferred Income ...........................            --            475,000
                                                   -------------    -------------
          Total current liabilities ............      12,163,000       18,195,000
                                                   -------------    -------------

Commitments and contingencies
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value 5,000,000
         shares authorized; no shares issued or
         outstanding, respectively,
     Common stock, $0.001 par value 150,000,000
         shares authorized; 93,855,634 shares
         issued and outstanding, respectively ..          94,000           94,000
     Paid-in capital ...........................     121,640,000      121,640,000
     Accumulated deficit .......................    (133,284,000)    (139,211,000)
     Accumulated other comprehensive income ....          60,000          115,000
     Treasury stock of 4,658,216 shares at
         December 31,2005 ......................               0                0
                                                   -------------    -------------
          Total stockholders' (deficit) ........     (11,490,000)     (17,362,000)
                                                   -------------    -------------
          Total liabilities and stockholders'
             (deficit) .........................   $     673,000    $     833,000
                                                   =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                         2005             2004            2003
                                                    -------------    -------------    -------------

Net revenue from recognition on expired contracts   $   4,571,000    $        --      $        --
Net revenues from licensing .....................         768,000        1,932,000        2,286,000
Net revenues from related and non related party
   distributors .................................       1,819,000       11,265,000       34,015,000
                                                    -------------    -------------    -------------
   Total net revenues ...........................       7,158,000       13,197,000       36,301,000
Cost of goods sold ..............................         478,000        6,826,000       13,120,000
                                                    -------------    -------------    -------------
   Gross profit .................................       6,680,000        6,371,000       23,181,000
                                                    -------------    -------------    -------------

Operating expenses:
   Marketing and sales ..........................         312,000        1,703,000        1,415,000
   General and administrative ...................       2,617,000        4,514,000        6,692,000
   Product development ..........................         268,000        2,636,000      13,680,000,
                                                    -------------    -------------    -------------
      Total operating expenses ..................       3,197,000        8,853,000       21,787,000
                                                    -------------    -------------    -------------

      Operating income  (loss) ..................       3,483,000       (2,482,000)       1,394,000
                                                    -------------    -------------    -------------

Other income (expense):
      Interest expense ..........................        (146,000)        (218,000)        (249,000)
   Other (primarily settlements in 2005) ........       2,591,000       (1,999,000)         136,000
                                                    -------------    -------------    -------------
       Total other income (expense) .............       2,445,000       (2,248,000)         (82,000)
                                                    -------------    -------------    -------------

Income (loss) before provision (benefit) for
     income taxes ...............................       5,928,000       (4,730,000)       1,312,000
Provision (benefit) for income taxes ............            --               --               --
                                                    -------------    -------------    -------------

Net income (loss) ...............................   $   5,928,000    $  (4,730,000)   $   1,312,000
                                                    =============    =============    =============

Net income (loss) per common share:
Basic ...........................................   $        0.06    $       (0.05)   $        0.01
                                                    =============    =============    =============
Diluted
                                                    $        0.06    $       (0.05)   $        0.01
                                                    =============    =============    =============

Weighted average number of shares used in
   calculating net income (loss) per
   common share:
Basic ...........................................      93,856,000       93,856,000       93,852,000
                                                    =============    =============    =============
Diluted .........................................      93,856,000       93,856,000      104,314,000
                                                    =============    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPRESENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                                                                        Accumulated
                                             Preferred Stock           Common Stock                                        Other
                                        -----------------------   -----------------------      Paid-in     Accumulated  Comprehensive
                                          Shares       Amount       Shares       Amount        Capital       Deficit    Income (Loss)    Total
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2002 ..........         --           --     93,849,176   $       94    $  121,637    $ (135,793)   $      132    $  (13,930)

   Issuance of common stock,
       net of issuance costs ........         --           --          6,458         --               3          --            --               3

   Net Income .......................         --           --           --           --            --           1,312          --           1,312

   Other comprehensive income,
       net of income taxes:
         Foreign currency translation                                                --            --            --             (21)          (21)
         adjustment .................                                                                            --            --            --
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2003 ..........         --           --     93,855,634           94    $  121,640    $ (134,481)   $      111    $  (12,636)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------
   Issuance of common stock,
       net of issuance costs ........         --           --           --           --            --            --            --            --

   Net Income .......................         --           --           --           --            --          (4,730)         --          (4,730)

   Other comprehensive income,
       net of income taxes:
         Foreign currency translation
         adjustment .................         --           --           --           --            --            --               4             4
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2004 ..........         --           --     93,855,634           94       121,640      (139,211)          115       (17,362)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------
   Issuance of common stock,
       net of issuance costs ........         --           --           --           --            --            --            --            --

   Treasury stock
   Net Income .......................         --           --           --           --            --           5,928          --           5,928

   Other comprehensive income,
       net of income taxes:
         Foreign currency translation
         adjustment .................         --           --           --           --            --            --             (56)          (56)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31, 2005 ..........         --           --     93,885,634   $       94    $  121,640    $ (133,283)   $       59    $  (11,490)
                                        ==========   ==========   ==========   ==========    ==========    ==========    ==========    ==========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2005           2004           2003
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) .................................   $ 5,928,000    $(4,730,000)   $ 1,312,000
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
      Depreciation and amortization ..................       142,000        734,000      1,353,000
      Deposit ........................................        (8,000)       600,000           --
      Noncash interest expense .......................          --             --            6,000
      Amortization of prepaid licenses and royalties .          --             --        5,163,000
      Writeoff of prepaid licenses and royalties .....          --          209,000      2,857,000
      Write-off of fixed assets ......................       323,000           --             --
      Other ..........................................          --             --          (21,000)
      Changes in assets and liabilities:
         Restricted cash .............................         2,000           --             --
         Trade receivables, net ......................      (297,000)      (133,000)       164,000
         Trade receivables from related parties ......        (6,000)       554,000      1,942,000
         Inventories .................................        18,000        120,000      1,883,000
         Prepaid licenses and royalties...............          --             --       (3,100,000)
         Prepaid expenses ............................       (60,000)       673,000           --
         Loss on sale of assets ......................          --           28,000           --
         Loss on abandonment of assets ...............          --          862,000           --
         Other current assets/receivables ............       129,000       (134,000)       (76,000)
         Accounts payable ............................       975,000      1,704,000     (2,148,000)
         Accrued current debt ........................          --             --          292,000
         Accrued royalties ...........................    (2,764,000)    (1,566,000)
         Other accrued liabilities ...................          --             --       (1,039,000)
         Payables to related parties .................    (3,870,000)          --       (5,806,000)
         Advances from distributors and others .......          --             --         (160,000)
         Deferred revenue - (Non related Party) ......      (475,000)     1,385,000           --
         Deferred Income .............................          --       (1,923,000)          --
         Accumulated other comprehensive income ......        56,000          4,000           --
                                                         -----------    -----------    -----------
             Net cash provided by (used in) operating
                activities ...........................        93,000       (617,000)     2,622,000
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ...............          --             --         (337,000)
                                                         -----------    -----------    -----------
            Net cash (used in) investing activities ..          --             --         (337,000)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ........          --             --            3,000
   Repayment of note payable .........................          --             --       (1,251,000)
   Repayment of debt .................................          --           61,000           --
   Proceeds from debt ................................          --         (586,000)          --
         Net cash used in  financing activities ......          --         (525,000)    (1,248,000)
                                                         -----------    -----------    -----------
Effect of exchange rate changes on cash
                                                         -----------    -----------    -----------
Cash, beginning of year
                                                              29,000      1,171,000        134,000
                                                         -----------    -----------    -----------
Cash, end of year ....................................   $   122,000    $    29,000    $ 1,171,000
                                                         ===========    ===========    ===========

Supplemental cash flow information:
    Cash paid during the year for interest
                                                         ===========    ===========    ===========

Suplemental disclosure of non-cash financing activity:

    Common Stock issued under Multi-Product Agreement    $      --      $      --      $      --
                                                         ===========    ===========    ===========

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2005           2004           2003
                                                         -----------    -----------    -----------

Supplemental cash flow information:
    Cash paid during the year for interest ...........   $      --     $      --     $   212,000

Supplemental disclosure of non-cash investing and
  financing activities:
    Dividend payable on partial conversion of
      preferred stock ................................          --            --            --
    Accrued dividend on participating preferred
      stock ..........................................          --            --            --
    Common stock issued under Product Agreement ......          --            --            --

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

1.  DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries
(the "Company"), publish and license out interactive entertainment software. The
Company's  software is developed  for use on various  interactive  entertainment software platforms,  including personal computers and video game consoles,  such as the Sony PlayStation 2, Microsoft Xbox and Nintendo GameCube.  As of December
31, 2005, Titus  Interactive,  S.A.  ("Titus") which is in bankruptcy,  and is a
France-based developer,  publisher and distributor of interactive  entertainment software,  owns 62% of the Company's common stock. The Company's common stock is quoted on the NASDAQ  OTC  Bulletin  Board  under the  symbol  "IPLY",  or while non-compliant "IPLYE".

GOING CONCERN

     The  accompanying  consolidated  financial  statements  have been  prepared assuming the Company will continue as a going concern, which contemplates, among other things,  the realization of assets and  satisfaction of liabilities in the normal course of business.  The Company had net operating income of $5.9 million in 2005,  primarily  derived  through the reversal of deferred income related to advance  minimum  royalties on  licensing  agreements  that expired in 2005.  At
December 31, 2005, the Company had a stockholders' deficit of $ 11.5 million and a working capital deficit of $11.4 million.  The Company has historically funded its operations from licensing fees,  royalty and distribution fee advances,  and will have to focus on exploiting its existing intellectual properties to provide future funding.

     To reduce  working  capital  needs,  the  Company has  implemented  various measures  including a reduction  of  personnel,  a reduction  of fixed  overhead commitments  and  cancellation  or suspension of  development  on future titles.
Management  will  continue  to pursue  various  alternatives  to improve  future operating  results  and  further  expense  reductions,  some of which may have a long-term adverse impact on the Company's ability to generate  successful future business activities.

     In  addition,  the  Company  continues  to seek,  and  expects to  require, external sources of funding  including,  but not limited to, a sale or merger of the Company,  a private  placement of the Company's  capital stock,  the sale of
selected   assets,   the  licensing  of  certain   product  rights  in  selected
territories,   selected   distribution   agreements,   and/or  other   strategic
transactions  sufficient to provide short-term funding,  and potentially achieve the Company's long-term strategic objectives.  Although the Company has had some success in licensing  certain of its products in the past,  no assurance  can be given that the Company will do so in the future.

     The  Company  anticipates  its current  cash  reserves,  plus its  expected generation of cash from existing operations, will only be sufficient to fund its anticipated  expenditures  through  the end of second  quarter  of fiscal  2006.
Consequently,  the Company expects that it will need to substantially reduce its working capital needs and/or raise additional  financing.  However, no assurance can be given that  alternative  sources of funding can be obtained on acceptable terms,  or at all.  These  conditions,  combined with the  Company's  historical operating losses and its deficits in  stockholders'  equity and working capital, raise  substantial  doubt  about the  Company's  ability to  continue as a going concern. The accompanying  consolidated  financial statements do not include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets and liabilities  that might result from the outcome of this uncertainty.

AUTHORIZED COMMON STOCK

         The  Company  has a total of  150,000,000  authorized  shares of common stock.

TREASURY STOCK

     In December 2005,  NBC Universal  returned  their  4,658,216  shares of the
Company's  common stock at no cost to the Company.  The Company  included  these shares as treasury stock in 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying  consolidated financial statements include the accounts of
Interplay  Entertainment  Corp.  and its  wholly-owned  subsidiaries,  Interplay
Productions  Limited (U.K.),  Interplay OEM, Inc.,  Interplay Co., Ltd., (Japan)
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

INVENTORIES

     Inventories  consist of packaged  software  ready for  shipment,  including video  game  console  software.  Inventories  are  valued  at the  lower of cost
(first-in,  first-out) or market.  The Company regularly  monitors inventory for excess  or  obsolete  items  and  makes  any  valuation  corrections  when  such adjustments  are known.  Based on management's  evaluation,  the Company has not established any valuation allowance at December 31, 2005 .

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

PREPAID LICENSES AND ROYALTIES

     The Company has in the past had prepaid  licenses and royalties  consisting of fees paid to intellectual property rights holders for use of their trademarks or  copyrights.  Also included in prepaid  royalties  were  prepayments  made to
independent  software  developers  under  development   arrangements  that  have
alternative  future uses.  These  payments were  contingent  upon the successful completion of  milestones,  which  generally  represent  specific  deliverables.
Royalty advances were recoupable against future sales based upon the contractual royalty rate. The Company  amortized these costs of licenses,  prepaid royalties and  other  outside  production  costs to cost of  goods  sold  over six  months commencing  with the initial  shipment in each region of the related title.  The
Company  amortized these amounts at a rate based upon the actual number of units shipped with a minimum  amortization  of 75% in the first month of release and a minimum  of 5% for each of the next five  months  after  release.  This  minimum amortization rate reflected the Company's typical product life cycle. Management evaluates the future  realization of such costs quarterly and charges to cost of goods sold any amounts  that  management  deems  unlikely  to be fully  realized through  future  sales.  Such costs were  classified  as current and  noncurrent assets based upon estimated product release dates.

SOFTWARE DEVELOPMENT COSTS

     Research  and  development  costs,  which  consist  primarily  of  software development  costs,  are expensed as incurred.  Financial  accounting  Standards
Board  ("FASB")  Statement of Financial  Accounting  Standards  ("SFAS") No. 86,
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

PROPERTY AND EQUIPMENT

     Property  and  equipment  are stated at cost.  Depreciation  of  computers, equipment, and furniture and fixtures is provided using the straight-line method over a period of five to seven years.  Leasehold improvements are amortized on a straight-line  basis  over  the  lesser  of the  estimated  useful  life  or the remaining lease term. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with
any  resulting  gain  or  loss  included  in  the  consolidated   statements  of
operations.

LONG-LIVED ASSETS

     The Company  reviews  long-lived  assets for impairment  whenever events or changes  in  circumstances  indicate  that  their  carrying  amounts  may not be recoverable.  If the  cost  basis of a  long-lived  asset  is  greater  than the
estimated  fair  value,  based  on  many  models,   including  projected  future
undiscounted net cash flows from such asset (excluding interest) and replacement value, an impairment loss is recognized. Impairment losses are calculated as the difference  between  the cost basis of an asset and its  estimated  fair  value.
Management  determined in 2005 that impairment existed related to specific items of property and  equipment  and adjusted  these items to zero..  There can be no assurance,  however,  that market  conditions  will not change or demand for the
Company's  products or services will  continue  which could result in additional impairment of long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002,  the  Company  adopted  SFAS 142,  "GOODWILL  AND OTHER
INTANGIBLE  ASSETS,"  which  addresses how  intangible  assets that are acquired individually  or with a group of other  assets  should be  accounted  for in the financial  statements upon their  acquisition and after they have been initially recognized  in the  financial  statements.  SFAS 142 requires  that goodwill and identifiable  intangible  assets  that  have  indefinite  useful  lives  not  be
amortized  but  rather  be  tested  at  least  annually  for   impairment,   and
identifiable  intangible  assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and identifiable  intangible  assets that will not be amortized for  impairment.  In addition,  SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.  At December 31,
2005, the Company had no goodwill or intangible items subject to amortization.

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
Recognition"  and SEC Staff Accounting  Bulletin No. 104,  Revenue  Recognition.
With the signing of the new Vivendi Universal Games, Inc. distribution agreement in  August  2002,  substantially  all of the  Company's  sales  were made by two
related   party   distributors   (Notes   5   and   11  ),   Vivendi   Universal
Games,Inc.(Vivendi),  which owned less than 5% of the outstanding  shares of the
Company's  common  stock  at  that  time,  and  Avalon  Interactive  Group  Ltd.
("Avalon"),  formerly Virgin Interactive  Entertainment  Limited, a wholly owned subsidiary  of Titus until the Company ended its  relationship  with them during
2005,  most of the Vivendi  distribution  agreement  ended in August,  2005, and
Avalon, because of bankruptcy, ceased to be the distributor in February 2005.

     The Company  entered into various  licensing  agreements  during 2005 under which it licensed others to exploit games to which the Company had  intellectual property  rights . This  included  entering  into  agreements  with Turner Games
Network  and  Vivendi  and  resulted  in one time  payments  from  each of these licensees.  These  license  agreements  are  generally  for a two year term.  In addition,  a tri-party  agreement  with Atari and Vivendi was entered  into that provided for all royalties  that would  otherwise be payable to Atari by Vivendi from September, 2005 be paid to the Company with respect to Vivendi distribution of Dungeons and Dragons titles owned by Atari.

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
Guaranteed  minimum royalties on sales,  where the guarantee is not recognizable upon  delivery,  are  recognized  as the minimum  payments come due. The Company recognizes  revenue  on  expired  contracts  when  the  termination  date of the contract is reached because  guaranteed  minimum  royalties are not reimbursable and are therefore, recorded as revenue.

     The Company is generally  not  contractually  obligated to accept  returns, except for  defective,  shelf-worn  and  damaged  products  in  accordance  with negotiated  terms.  However,  on a case by case  basis,  the  Company may permit customers to return or exchange product and may provide  markdown  allowances on products  unsold  by a  customer.  In  accordance  with  SFAS No.  48,  "Revenue
Recognition  when  Right  of  Return  Exists,"  revenue  is  recorded  net of an allowance for estimated  returns,  exchanges,  markdowns,  price concessions and warranty  costs.  Such  reserves  are  based  upon  management's  evaluation  of historical experience,  current industry trends and estimated costs.  Management of the Company  estimated  that no reserves were necessary at December 31, 2005.
The amount of reserves  ultimately  required could differ materially in the near term  from the  amounts  included  in the  accompanying  consolidated  financial statements.

     Customer  support  provided by the Company is limited to internet  support.
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

ADVANCES FROM DISTRIBUTORS

     Deferred income has been recognized when contracts with  distributors  have expired or been terminated.

ADVERTISING COSTS

     The Company generally  expenses  advertising costs as incurred,  except for production  costs  associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and  retailers is accrued when revenue is  recognized.  Cooperative  advertising credits are reimbursed when qualifying  claims are submitted.  Advertising costs approximated  $.3  million,  $1.2  million  and $.6  million for the years ended
December 31, 2005, 2004 and 2003, respectively.

INCOME TAXES

     The  Company  accounts  for  income  taxes  using the  liability  method as prescribed  by the SFAS No. 109,  "Accounting  for Income  Taxes." The statement requires an asset and liability approach for financial  accounting and reporting of income taxes. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial  reporting and tax purposes given the provisions of the enacted tax laws. A valuation allowance has been  provided  for all  deferred  tax assets  equal to the amounts of these assets.

FOREIGN CURRENCY

     The  Company  follows  the  principles  of SFAS No. 52,  "Foreign  Currency
Translation,"  using the local  currency of its  operating  subsidiaries  as the functional currency.  Accordingly, all assets and liabilities outside the United
States are translated into U.S. dollars at the rate of exchange in effect at the balance  sheet date.  Income and expense  items are  translated  at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign  subsidiaries'  financial statements are included in the accompanying  consolidated  financial  statements as a component of other
comprehensive   loss.   Gains  and  Losses   resulting  from  foreign   currency
transactions  amounted to a $10,000  loss,  $33,000 loss and $58,000 gain during the years ended December 31, 2005, 2004 and 2003, respectively, and are included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss)  attributable to common  stockholders  by the weighted  average number of common  shares  outstanding.  Diluted  net income  (loss)  per  common  share is computed by dividing income (loss)  attributable  to common  stockholders by the weighted  average  number of common  shares  outstanding  plus the effect of any convertible  debt,  dilutive stock options and common stock warrants if any. For the years ended  December  31,  2005,  2004 and 2003,  all options and  warrants outstanding  to purchase  common stock were excluded from the earnings per share computation  as the exercise  price was greater than the average market price of the common shares.

     The Company  discloses  information  regarding  segments in accordance with
SFAS No. 131 DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.
SFAS No. 131 establishes  standards for reporting of financial information about operating  segments  in  annual  financial  statements  and  requires  reporting selected  information about operating segments in interim financial reports. The
Company is managed,  and financial  information is developed,  on a geographical basis,  rather than a product line basis. Thus, the Company has provided segment information on a geographical basis (see Note 13).

Allowance for Doubtful Accounts

     Management   establishes  an  allowance  for  doubtful  accounts  based  on qualitative  and  quantitative  review  of  credit  profiles  of  the  Company's customers,  contractual  terms  and  conditions,  current  economic  trends  and historical payment,  return and discount experience.  Management  reassesses the allowance  for doubtful  accounts  each period.  If  management  made  different judgments or utilized different estimates for any period,  material  differences in the amount and timing of revenue recognized could result. Accounts receivable are written off when all collection attempts have failed.

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

     At December 31, 2005, the Company has one stock-based employee compensation plan,  which is described  more fully in Note 10. The Company  accounts for this plan under the  recognition  and  measurement  principles of APB Opinion No. 25,
"Accounting  for Stock Issued to  Employees,"  and related  Interpretations.  No
Stock-based employee compensation cost was reflected in net income for the years ended December 31, 2005,  2004 and 2003.  The following  table  illustrates  the effect on

net income and  earnings  per common  share if the  Company had applied the fair value  recognition  provisions  of  FASB  Statement  No.  123,  "Accounting  for
Stock-Based Compensation," to stock-based employee compensation.

                                                                      YEARS ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    2005      2004       2003
                                                                  -------   -------    -------
                                                                      (Dollars in thousands,
                                                                    except per share amounts)
Net income (loss) available to common stockholders, as reported   $ 5,928   $(4,730)   $ 1,312
Pro forma estimated fair value compensation expense ...........      --        --         (177)
                                                                  -------   -------    -------
Pro forma net income (loss) available to common stockholders ..   $ 5,928   $(4,730)   $ 1,137
                                                                  =======   =======    =======
Basic net income (loss) per common share as reported ..........   $  0.06   $ (0.05)   $  0.01
Diluted net income (loss) per common share as reported            $  0.06   $ (0.05)   $  0.01
Basic pro forma net income (loss) per common share                $  0.06   $ (0.05)   $  0.01
Diluted pro forma net income (loss) per common share              $  0.06   $ (0.05)   $  0.01

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
SFAS 123R  established  the accounting  treatment for  transactions  in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires  companies to recognize in the statement of operations  the  grant-date fair  value of stock  options  and  other  equity-based  compensation  issued to employees.  SFAS 123R requires the Company to value the share-based compensation based on the  classification of the share-based  award. If the share-based award is to be classified  as a liability,  the Company must  re-measure  the award at each balance sheet date until the award is settled.  If the share-based award is to be  classified  as  equity,  the  Company  will  measure  the  value  of  the share-based  award on the date of grant but the award will not be re-measured at each balance sheet date.  SFAS 123R does not change the accounting  guidance for share-based  payment  transactions with parties other than employees provided in
SFAS 123 as originally  issued and EITF Issue No. 96-18,  "Accounting for Equity
Instruments  that are  Issued  to Other  than  Employees  for  Acquiring,  or in
Conjunction with Selling,  Goods or Services." SFAS 123R is effective for public companies  with  calendar  year ends no later than the  beginning  of 2006.  All
public   companies  must  use  either  the  modified   prospective  or  modified
retrospective  transition method. Under the modified prospective method,  awards that are  granted,  modified,  or settled  after the date of adoption  should be measured  and  accounted  for in  accordance  with SFAS  123R.  Unvested  equity classified  awards that were granted prior to the effective date should continue to be accounted  for in  accordance  to SFAS 123 except that the amounts must be recognized  in the  statement of  operations.  Under the modified  retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods  presented)  to reflect SFAS 123 amounts in the statement of operations.  Management is in the process of determining the effect SFAS 123R will have upon the Company's  financial  position and statement of operations and the method of transition adoption.

     In October 2005, the FASB issued statement No. 154, "Accounting Changes and
Error Corrections"  ("SFAS 154") which replaces APB Opinion No. 20. " Accounting
Changes " and FASB  Statement No. 3,  "reporting  accounting  Changes in Interim
Financial Statements".  SFAS 154 retained accounting guidance related to changes in  estimates,  changes in a reporting  entity and error  corrections;  however, changes in  accounting  principles  must be  accounted  for  retrospectively  by modifying the financial  statements of prior periods.  SFAS 154 is effective for accounting  changes made in fiscal years  beginning after December 15, 2005. The
Company does not believe adoption of SFAS 154 will have a material impact on its financial condition, results of operations, or cash flow.

     Other recent  accounting  pronouncements  issued by the FASB (including its
Emerging  Issues  Task  Force),  the  American  Institute  of  Certified  Public
Accountants  and  the  Securities  and  Exchange  Commission  did not or are not
believed by management to have a material impact on the Company's past,  present or future consolidated financial statements.

3.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                           --------------------
                                                             2005         2004
                                                           -------      -------
                                                          (Dollars in thousands)
Computers and equipment ..............................     $    14      $ 1,463
Furniture and fixtures ...............................           8            8
Leasehold improvements ...............................        --           --
                                                           -------      -------
                                                                22        1,471
Less:  Accumulated depreciation and amortization .....         (15)        (981)
                                                           -------      -------
               Net Equipment .........................     $     7      $   490
                                                           =======      =======

     For the years ended December 31, 2005, 2004 and 2003, the Company  incurred depreciation  and  amortization  expense of $.1  million,  $.8  million and $1.4 million, respectively.  During the years ended December 31, 2005, 2004 and 2003, the Company disposed of fully  depreciated  equipment having an original cost of
$1.4 million, $4.7 and $4.6 million, respectively. Abandonment of assets in 2005 generated a loss of $323,000 .

4.  PROMISSORY NOTES

     The Company  issued to Warner  Brothers  Entertainment,  Inc.  ("Warner") a
Secured Convertible  Promissory Note bearing interest at 6% per annum, due April
30, 2003, in the principal amount of $2.0 million in connection with the sale of a  subsidiary  in 2002.  The note was issued in partial  payment of amounts  due
Warner  under the  parties'  license  agreement  for the video game based on the motion picture,  THE MATRIX. The note is secured by all of the Company's assets, and may be converted by the holder  thereof into shares of the Company's  common stock on the maturity  date or, to the extent there is any proposed  prepayment, within the 30- day period  prior to such  prepayment.  The  conversion  price is equal to the lower of (a) $0.304 or (b) an amount  equal to the average  closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date,  provided that in no event can the note be  converted  into more than  18,600,000  shares.  If any  amount  remains  due following  conversion of the note into 18,600,000  shares,  the remaining amount will be payable in cash.  The Company agrees to register with the Securities and
Exchange  Commission the shares of common stock to be issued in the event Warner exercises  its  conversion  option.  At December 31,  2005,  the balance owed to
Warner,  including accrued interest,  is $360,000.  On or about October 9, 2003,
Warner  filed suit  against the Company in the  Superior  Court for the State of
California,  County of  Orange,  alleging  default on an  Amended  and  Restated
Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original  principal  sum of $2.0  million.  At the time the suit was filed,  the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company entered into a settlement agreement on this litigation and entered  into a payment  plan with Warner to satisfy the balance of the note by January 30,  2004.  The  Company is  currently  in default of the  settlement agreement  with  Warner and has  entered  into a payment  plan,  under which the
Company is in default, for the remaining balance of $360,000.

     The Company issued to Atari  Interactive,  Inc. ("Atari") a Promissory Note
bearing no interest,  due December 31,  2006,  in the  principal  amount of $2.0 million in connection  with Atari  entering into tri-party  agreements  with the
Company and its then main distributors,  Vivendi and Avalon. The note was issued in payment of all outstanding  accrued  royalties due Atari under the Dungeons &
Dragons  license  agreement  which license was  terminated by Atari on April 23,
2004.  At December  31, 2005,  the balance  owed to Atari,  is $1.0 million as a result of payments made by Vivendi and Avalon on the Company's behalf to Atari.

     Included in the current debt is a $140,000  advance  from the  President of
Interplay Japan.

5.  ADVANCES FROM DISTRIBUTORS, RELATED PARTIES AND OTHERS

    Advances from distributors and OEMs consist of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
                                                          (Dollars in thousands)

Advances for other distribution rights .................    $      0    $    476
                                                            ========    ========

Net advance from Vivendi distribution
  agreement (former related party) .....................    $      0    $  2,989
                                                            ========    ========

     In August 2002, the Company entered into a new distribution  agreement with
Vivendi  whereby  Vivendi  will  distribute  substantially  all of  the  Company products  in North  America for a period of three years as a whole and two years with  respect to each  product  giving a potential  maximum  term of five years.
Under the August 2002  agreement,  Vivendi will pay the Company  sales  proceeds
less  amounts  for   distribution   fees.   Vivendi  is   responsible   for  all
manufacturing,  marketing and distribution  expenditures,  and bears all credit, price  concessions  and inventory  risk,  including  product  returns.  Upon the
Company's delivery of a gold master to Vivendi,  Vivendi will pay the Company as a non-refundable  minimum guarantee, a specified percent of the projected amount due the Company based on projected initial shipment sales, which are established by Vivendi in accordance with the terms of the agreement.  The remaining amounts are due upon shipment of the titles to Vivendi's customers.  Payments for future sales that exceed the  projected  initial  shipment  sales are paid on a monthly basis.  In December  2002,  the Company  granted  OEM rights and  selected  back catalog titles in North America to Vivendi. In January 2003, the Company granted
Vivendi  the right to  distribute  substantially  all of its  products in select rest-of-world  countries.  As of December 31, 2004,  Vivendi had $2.9 million of its advance remaining to recoup under the  rest-of-world  countries and OEM back catalog agreements.  As of December 2004, the Company earned $0.7 million of the
$3.6  million  advance  related  to future  minimum  guarantees  on  undelivered products.  During  2005 the  Company  recognized  as  income  all the  remaining unrecouped advances.

6.   INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                           YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------
                                 2005                2004                2003
                             -----------         -----------         -----------
                                           (Dollars in thousands)
Domestic ............        $ 6,554,000         $(4,733,000)        $ 1,289,000
Foreign .............           (626,000)             (3,000)             23,000
                             -----------         -----------         -----------
Total ...............        $ 5,928,000         $(4,730,000)        $ 1,312,000
                             ===========         ===========         ===========

     The provision for income taxes is comprised of the following:

                                                YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2005           2004           2003
                                        ----------     ----------     ----------
                                                  (Dollars in thousands)
Current:
   Federal ........................     $2,032,000     $     --       $     --
   State ..........................        577,000           --             --
   Foreign ........................           --             --             --
                                        ----------     ----------     ----------
                                         2,609,000           --             --
Deferred:
   Federal ........................           --             --             --
   State ..........................           --             --             --
                                        ----------     ----------     ----------
                                        $2,609,000     $     --       $     --
                                        ==========     ==========     ==========

     The Company files a  consolidated  U.S.  Federal  income tax return,  which includes all of its domestic operations.  The Company files separate tax returns for each of its foreign  subsidiaries in the countries in which they reside. The
Company's  available net  operating  loss ("NOL")  carryforward  for Federal tax reporting purposes  approximates $125 million and expires through the year 2023.
The Company's NOL for California  State tax reporting  purposes  approximate $64 million and expires  through the year 2013.  The  utilization of the federal and state net operating losses may be limited by Internal Revenue Code Section 382.

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                 2005         2004         2003
                                               --------     --------     --------
Statutory Federal income tax rate ..........       34.0%        34.0%        34.0%
State income tax effect, net of
   federal benefits ........................        5.8         --           --
   Valuation allowance .....................      (39.8)       (39.5)       (39.5)
   Tax rate differentiation of
   foreign earnings ........................       --           --           --
Other ......................................       --            5.5          5.5
                                               --------     --------     --------
                                                   --  %        --  %        --  %
                                               ========     ========     ========

     The components of the Company's net deferred  income tax asset  (liability)
are as follows:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
                                                          (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties ...............................    $   --       $   --
     Nondeductible reserves ..........................         872          938
     Reserve for advances ............................        --           (789)
     Accrued expenses ................................        --            870
     Foreign loss and credit carryforward ............       2,766        2,566
     Federal and state net operating losses ..........      49,766       51,753
     Research and development credit carryforward ....       2,374        2,374
     Other ...........................................        --           --
                                                          --------     --------
                                                            55,778       57,712
                                                          --------     --------

Non-current deferred tax asset (liability):
     Depreciation expense ............................        --           --
     Nondeductible reserves ..........................        --           --
                                                          --------     --------
                                                              --           --
                                                          --------     --------

Net deferred tax asset before
     valuation allowance .............................      55,778       57,712
Valuation allowance ..................................     (55,778)     (57,712)
                                                          --------     --------
Net deferred tax asset ...............................    $   --       $   --
                                                          ========     ========

     The Company maintains a valuation allowance against its deferred tax assets
due  to  the  uncertainty   regarding  future  realization.   In  assessing  the
realizability  of its deferred tax assets,  management  considers  the scheduled reversal of deferred tax liabilities,  projected future taxable income,  and tax planning  strategies.  The valuation  allowance on deferred tax assets decreased
$2.14  million  during the year  ending  December  31, 2005 and  increased  $3.4 million during the year ending December 31, 2004.

7.  COMMITMENTS AND CONTINGENCIES

INSURANCE

     The Company's  property,  general liability,  auto,  workers  compensation, fiduciary liability, Directors and Officers, and employment practices liability, insurance  policies were cancelled during the year ending December 31, 2004. The
Company is current on its workers comp and employee health insurance premiums.

LEASES

     The Company's  headquarters are located in Beverly Hills,  California.  The facility is leased through April 2008. The Company is currently  subleasing on a short-term  basis a portion of the office space to an  independent  third party.
The  Company's  has an additional  satellite  office in Irvine,  California on a month - to - month basis for $650 per month.

     The minimum annual rentals for 2006,  2007 and 2008 are $102,000,  $114,000 and $39,000, respectively.

     Total rent  expense was  $40,000,  $400,000  and $1.8 million for the years ended  December 31, 2005,  2004 and 2003,  respectively.  See  litigation  below related to the Company's former landlord.

LITIGATION

     The  Company  is  involved  in  various  legal  proceedings,   claims,  and
litigation  arising  in the  ordinary  course of  business,  including  disputes arising  over the  ownership  of  intellectual  property  rights and  collection matters. In the opinion of management,  the outcome of known routine claims will not  have a  material  adverse  effect  on  the  Company's  business,  financial condition, or results of operations.

     On November 25,  2002,  Special  Situations  Fund III,  Special  Situations
Cayman Fund,  L.P.,  Special  Situations  Private Equity Fund, L.P., and Special
Situations Technology Fund, L.P. (collectively,  "Special Situations") initiated legal  proceedings  against the Company  seeking damages of  approximately  $1.3 million,  alleging,  among  other  things,  that we  failed  to  secure a timely effective date for a Registration  Statement for its shares purchased by Special
Situations under a common stock subscription  agreement dated March 29, 2001 and that the Company  therefore,  liable to pay  Special  Situations  $1.3  million.
Special  Situations  entered  into  a  settlement  agreement  with  the  Company
December,  2003  contemplating  payments  over  time,  which the  Company  later defaulted . In August, 2004 the Company entered into a stipulation of settlement on which it later  defaulted.  On January 12,  2005 a judgment of  approximately
$776,00  was entered in the State of New York and on February 4 ,2005 a judgment reflecting the January 12, 2005 judgment was entered in the State of California.
On May 3, 2006 the Company entered into a Stipulation of Settlement.  Under this
Stipulation  of  Settlement,  the Company  agreed to issue a total of 10,000,000 shares of its  unregistered  common  stock and made a payment  in the  amount of
approximately   $239,000.   Following  the  issuance  of  such  shares,  and  in
consideration  of such issuance and such payment,  satisfaction  of judgments in the amount of approximately $776,000 recorded against the Company will be filed.
Such shares will be issued in a private  placement  pursuant to section  4(2) of the  Securities  Act of 1933 and will be  issued  prior to the  satisfaction  of judgments  which must occur within 10 business days following the Company making a payment of approximately $239,000 and the issuance of such shares.

     On  October  24,  2002,  Synnex  Information  Technologies  Inc  ("Synnex")
initiated legal proceedings  against the Company for various claims related to a breach of a  distributorship  agreement.  Synnex  obtained a  $172,000  judgment against the Company.

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner")
filed  suit  against  the  Company  in the  Superior  Court  for  the  State  of
California,  County of  Orange,  alleging  default on an  Amended  and  Restated
Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original  principal  sum of $2.0  million.  At the time the suit was filed,  the current remaining principal sum due under the note was $1.4 million in principal including  interest.  The  Company  owes a  remaining  balance of  approximately
$360,000  payable in one  remaining  installment.  The Company is  currently  in default of the settlement agreement.

     In April 2004,  Arden  Realty  Finance IV LLC  ("Arden")  filed an unlawful detainer  action  against  the  Company in the  Superior  Court for the State of
California, County of Orange, alleging the Company's default under its corporate lease agreement.  At the time the suit was filed,  the alleged  outstanding rent totaled $432,000. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004,  Arden obtained a judgment of approximately  $588,000 exclusive of interest.  In addition the Company is in the  process of  resolving a prior  claim with the  landlord in the  approximate amount of  $148,000,  exclusive  of  interest.  The  Company  has  negotiated  a forbearance  agreement  whereby  Arden agreed to accept  payments  commencing in
January  2005 in the amount of $60,000  per month until the full amount is paid.
The  Company  has not accrued  any amount for any  remaining  lease  obligation, should  such  obligation  exist.  The  Company  is  currently  in default of the forbearance agreement.

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the
State of California,  County of Orange,  on August 6, 2002,  alleging damages in
the  amount  of  $886,000  plus  interest,   in  connection  with  an  exclusive
distribution agreement.  This claim was settled for $100,000,  payable in twelve installments, however, the Company was unable to satisfy its payment obligations and  consequently,  Monte  Cristo has filed a  stipulated  judgment  against the
Company in the amount of $100,000.  If Monte Cristo  executes the  judgment,  it will negatively affect the Company's cash flow, which could further restrict the
Company's operations and cause material harm to its business.

     In August 2003, Reflexive  Entertainment,  Inc. filed an action against the
Company,  for failure to pay  development  fees, in the Orange  County  Superior
Court,  that was  settled  in July  2004.  The  Company  was  unable to make the payments and Reflexive  sought ,and obtained,  judgment  against the company for approximately $110,000.

     On March 27, 2003, KDG France SAS ("KDG") filed an action against Interplay
OEM,  Inc. and Herve Caen for failure to pay  royalties.  On December 29, 2003 a settlement  agreement was entered into whereby Herve Caen was dismissed from the action.  Further, the settlement was entered into with Interplay OEM only in the amount of $170,000;  however,  KDG  reserved  its rights to proceed  against the
Company if the  settlement  payment was not made. As of this date the settlement payment has not been made.

     The Company  received notice from the Internal Revenue Service ("IRS") that it owes  approximately  $110,000  pursuant to section 166 and section 186 of the
Internal Revenue Code in payroll tax penalties, and interest for late filing and late  payment of payroll  taxes.  Approximately  $110,000 has been accrued as of
December  31, 2005 but remains  unpaid.  The  Company  received  notice from the
Employment  Development  Department (EDD) that it owes approximately $103,000 in payroll taxes owed for the periods ending 2004 and 2003, which have been accrued for December 31,2005.

     The Company was unable to meet  certain  2004  payroll  obligations  to its employees;  as a  result,  several  employees  filed  claims  with the  State of
California  Labor Board ("Labor  Board") . The Labor Board has fined the Company approximately  $10,000 for failure to meet its payroll  obligations and obtained in August 2005 judgments  totaling  $118,000 in favor of former employees of the
Company.  Since this time  $44,000 of the claims  have been  settled,  leaving a balance of $74,000.

     The Company's  property,  general  liability,  auto,  fiduciary  liability, workers compensation and employment  practices  liability,  have been cancelled.
The company  subsequently  entered  into a new workers'  compensation  insurance plan.  The Labor Board fined the Company  approximately  $79,000 for having lost workers'  compensation  insurance for a period of time. The Company is appealing the Labor Board fines.

     The Company received notice from the California State Board of Equalization of a balance  due in the amount of $73,000  for a prior year audit . The Company is in the process of appealing the prior year audit calculations.

     On September 14, 2005,  Network Commercial  Service,  Inc. ("NCS") filed an action against the Company alleging breach of contract relating to the provision of copying equipment and that the balance due is $140,000 to NCS. The Company is evaluating the merit of the lawsuit.

     On April 22, 2005, Mark Strecker filed a judgment to be entered against the
Company for various claims  alleging  unpaid  services in the amount of $35,000.
The Company is evaluating the merit of the lawsuit.

     On May 19, 2005 DZN, The Design  Group,  Inc.  filed an action  against the
Company for various advertising  services in the amount of $38,000.  The Company is evaluating the merit of the lawsuit.

     On February 2, 2006 Michael  Sigel filed an action  against the Company for unauthorized use of image. The Company is evaluating the merit of the lawsuit.

     On March 7, 2006 Parallax  Software  Corp.  entered a judgment  against the
Company for a material  breach of a  settlement  agreement  related to royalties owed in the  amount of  $219,000.  The  Company is  evaluating  the merit of the lawsuit.

     The Company has  recorded an estimate  for the  liabilities  related to the aforementioned  litigation.  If any of the  creditors  execute  their  judgments against the Company, the results will negatively affect the Company's cash flow, which could restrict the Company's  operations and cause material  restraints to its business.

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

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of
$0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors  determine.  As of December 31, 2005, there were no shares of preferred stock outstanding.

     In connection with a private  placement in April,  2001, the Company issued warrants to purchase 8,126,770 shares of the Company's common stock at $1.75 per shares.  These  warrants  expired on March 31, 2006. In addition to the warrants issued in the private  placement,  the Company  granted  the  investment  banker associated with the transaction a warrant for 500,000

shares of the  Company's  common  stock.  The warrant  has an exercise  price of
$1.5625  per share and vests one year after the  registration  statement  became effective. The warrant expires four years after it vests. The Company incurred a penalty of approximately  $254,000 per month,  payable in cash, until June 2002, when the required  registration  statement was declared effective.  During 2003, the Company settled with certain of these investors with respect to payment. The total  amount  accrued at December  31,  2005 and 2004 is $2.2  million and $3.1 million, respectively,.

     In August 2001, Titus converted  336,070 shares of Series A Preferred Stock it  purchased  in April  2000  into  6,679,306  shares  of  Common  Stock.  This conversion  did not include  accumulated  dividends of $740,000 on the Preferred
Stock,  these were  reclassified as an accrued liability since Titus had elected to receive the dividends in cash. In March 2002,  Titus  converted its remaining
383,354  shares of Series A  Preferred  Stock into  47,492,162  shares of Common
Stock.  In connection  with sale of Preferred Stock with Titus in April 2000 the
Company  issued a warrant to purchase  350,000  shares of the  Company's  common stock at $3.79 per share and another  warrant to Titus to purchase 50,000 shares of the Company's common stock at $3.79 per share.  Both warrants expire in April
2010.

EMPLOYEE STOCK PURCHASE PLAN

     Under this plan,  eligible  employees may purchase  shares of the Company's
Common Stock at 85% of fair market value at specific,  predetermined  dates.  In
2000,  the Board of  Directors  increased  the  number of shares  authorized  to
300,000.  Of the 300,000 shares  authorized for issuance under the plan,  84,877 shares remained available for issuance at December 31, 2005. Employees purchased zero,  zero,  and  6,458  shares  in 2005,  2004 and 2003 for $0,  $0 and  $323, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common  stock  reserved  for future  issuance  at  December  31, 2005 is as follows:

Stock option plans:
       Outstanding ........................................               70,000
       Available for future grants ........................           10,014,870

Warrants ..................................................            9,587,068
                                                                      ----------
Total .....................................................           19,671,938
                                                                      ==========

TREASURY STOCK

     In December 2005,  NBC Universal  returned  their  4,658,216  shares of the
Company's  common stock at no cost to the Company.  The Company  included  these shares as treasury stock in 2005.

9.  NET EARNINGS (LOSS) PER COMMON SHARE

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

                                                                               YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             2005       2004        2003
                                                                           --------   --------    --------
                                                                               (Amounts in thousands,
                                                                               except per share amounts)

Net income (loss) available to common stockholders .....................   $  5,928   $ (4,730)   $  1,312

   Interest related to conversion of secured convertible promissory note       --         --            92
                                                                           --------   --------    --------
   Dilutive net income (loss) available to common stockholders .........   $  5,928   $ (4,730)   $  1,404
                                                                           --------   --------    --------
Shares used to compute net income (loss) per common share:

   Weighted-average common shares ......................................     93,856     93,856      93,852

   Dilutive stock equivalents ..........................................       --         --        10,462
                                                                           --------   --------    --------
   Dilutive potential common shares ....................................     93,856     93,856     104,314
                                                                           ========   ========    ========
Net income (loss) per common share:

   Basic ...............................................................   $   0.06   $  (0.05)   $   0.01

   Diluted .............................................................   $   0.06   $  (0.05)   $   0.01

     There were options and warrants outstanding to purchase 9,798,218 shares of common  stock at December 31, 2005,  which were  excluded  from the earnings per common  share  computation  as the  exercise  price was greater than the average market price of the common shares.  The dilutive stock  equivalents in the above calculation  related to the outstanding  convertible  debentures at December 31,
2005, which the Company utilized under the "if converted" method.

     Due to the net loss attributable for the year ended December 31, 2004, on a diluted  basis to common  stockholders,  stock  options and  warrants  have been excluded  from the diluted  earnings per share  calculation  as their  inclusion would have been  antidilutive.  The weighted  average exercise price at December
31,  2005,  2004 and 2003 was  $1.84,  $1.84 and  $1.84,  respectively,  for the options and warrants  outstanding.  No dilution  effect for options and warrants has been made for 2005 as the market  price of the  common  stock did not exceed the exercise price of the options or warrants.

                                                     YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------
                                     2005                      2004                     2003
                          ------------------------   -----------------------   -----------------------
                                          WEIGHTED                 WEIGHTED                   WEIGHTED
                                          AVERAGE                   AVERAGE                   AVERAGE
                                          EXERCISE                 EXERCISE                   EXERCISE
                            SHARES         PRICE       SHARES        PRICE       SHARES        PRICE
                          ----------    ----------   ----------   ----------   ----------   ----------
Warrants outstanding at
   beginning of year ..    9,587,068    $     1.84    9,587,068         1.84    9,687,068   $     1.99
   Granted ............         --                         --                        --           --
   Exercised ..........         --                         --                        --           --
                          ----------                 ----------                ----------
   Canceled ...........         --                         --                    (100,000)        4.50
   Warrants outstanding
   at end of year .....    9,587,068    $     1.84    9,587,068         1.84    9,587,068   $     1.84
                          ==========                 ==========                ==========
   Warrants exercisable    9,587,068                  9,587,068                 9,587,068
                          ==========                 ==========                ==========

     A detail of the warrants  outstanding  and  exercisable  as of December 31,
2005 is as follows:

                             WARRANTS OUTSTANDING AND EXERCISABLE
                        -----------------------------------------------
                                               WEIGHTED       WEIGHTED
    RANGE OF                                   AVERAGE        AVERAGE
    EXERCISE                  NUMBER          REMAINING       EXERCISE
     PRICES                OUTSTANDING      CONTRACT LIFE      PRICE
------------------      ----------------   --------------    ----------
  $1.56 - $1.56                 500,000           2.50         $1.56
  $1.75 - $1.75               8,626,770           1.47          1.75
  $3.79 - $3.79                 460,298           5.29          3.79
  $1.56 - $3.79               9,587,068           3.09         $1.84
                        ================   ==============    ==========

10.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     The Company has one stock option plan currently outstanding. Under the 1997
Stock  Incentive  Plan,  as amended  (the "1997  Plan"),  the  Company may grant options to its employees,  consultants and directors,  which generally vest from three to five years.  At the Company's 2002 annual  stockholders'  meeting,  its stockholders  voted to approve an  amendment  to the 1997 Plan to  increase  the number of authorized  shares of common stock  available  for issuance  under the
1997 Plan from four million to 10 million. The Company's Incentive Stock Option,
Nonqualified  Stock Option and Restricted  Stock Purchase Plan- 1991, as amended
(the "1991 Plan"),  and the Company's  Incentive  Stock Option and  Nonqualified
Stock Option Plan-1994, as amended, (the "1994 Plan"), have been terminated.

     The  following is a summary of option  activity  pursuant to the  Company's stock option plans:

                                                       YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------
                                     2005                       2004                         2003
                         --------------------------   --------------------------   --------------------------
                                          WEIGHTED                    WEIGHTED                     WEIGHTED
                                          AVERAGE                     AVERAGE                      AVERAGE
                                          EXERCISE                    EXERCISE                     EXERCISE
                            SHARES         PRICE        SHARES          PRICE        SHARES          PRICE
                         -----------    -----------   -----------    -----------   -----------    -----------
Options outstanding at
   beginning of year .       211,150    $      2.02       425,985    $      1.95     1,091,697    $      3.10
   Granted ...........          --             --           5,000           0.08       130,000           0.09
   Exercised .........          --             --            --             --            --             --
   Canceled ..........      (141,150)          2.02      (219,835)          1.85      (795,712)          3.22
                         -----------                  -----------                  -----------
   Options outstanding
   at end of year ....        70,000    $       .30       211,150    $      2.02       425,985    $      1.95
                         ===========                  ===========                  ===========
   Options exercisable        50,002                      171,686                      243,890
                         ===========                  ===========                  ===========

     The following  outlines the  significant  assumptions  used to estimate the fair value  information  presented  utilizing  the  Black-Scholes  Single Option approach with ratable amortization. There were 5,000 and 130,000 options granted in 2004 and 2003, respectively.

                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                              2005             2004
                                           -----------      -----------
Risk free rate                                    4.0%             4.0%
Expected life                                 10 Years         10 years
Expected volatility                               160%             160%
Expected dividends
                                                  --               --
Weighted-average grant-date fair value
   of options granted                         $  0.08           $  0.08

     A detail of the options outstanding and exercisable as of December 31, 2005 is as follows:

                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             -------------------------------------------   ------------------------
                                               WEIGHTED        WEIGHTED                   WEIGHTED
                                               AVERAGE          AVERAGE                    AVERAGE
  RANGE OF EXERCISE            NUMBER         REMAINING        EXERCISE       NUMBER      EXERCISE
        PRICES               OUTSTANDING    CONTRACT LIFE       PRICE      OUTSTANDING     PRICE
-----------------------      -----------    -------------     ----------   -----------    ---------
 $  0.09  -   $ 0.09            70,000           7.51           $ .30         50,002       $ .27

                             -----------    -------------     ----------   ----------     ---------
 $  0.09  -   $ 0.09            70,000           7.51           $ .30         50,002       $ .27
                             ==========     ==============    ==========   ==========     =========

PROFIT SHARING 401(K) PLAN

     The  Company  sponsors  a 401(k)  plan  ("the  Plan")  for  most  full-time employees.  The Company matches 50% of the participant's  contributions up to 6%
of the participant's base compensation.  The profit sharing  contribution amount is at the  sole  discretion  of the  Company's  Board  of  Directors.  The  2005
contributions  were zero.  Participants vest at a rate of 20% per year after the first year of service for profit  sharing  contributions  and 20% per year after the first two years of service for matching  contributions.  Participants become
100%  vested upon  death,  permanent  disability,  or  termination  of the Plan.
Benefit  expense for the years ended  December 31,  2005,  2004 and 2003 was $0,
$29,000 and $150,000,  respectively.  The Profit Sharing 401(k) Plan is expected to be terminated during 2006.

EMPLOYEE STOCK PURCHASE PLAN

     Under this plan,  eligible  employees may purchase  shares of the Company's
Common Stock at 85% of fair market value at specific,  predetermined  dates.  In
2000,  the Board of  Directors  increased  the  number of shares  authorized  to
300,000.  Of the 300,000 shares  authorized for issuance under the plan,  84,877 shares remained available for issuance at December 31, 2005. Employees purchased zero,  zero,  and  6,458  shares  in 2005,  2004 and 2003 for $0,  $0 and  $323, respectively.

11.  RELATED PARTY TRANSACTIONS

     Amounts receivable from and payable to related parties are as follows:

                                                             DECEMBER 31,
                                                          2005          2004
                                                       ----------    ----------
                                                       (Dollars in thousands)
Receivables from related parties:
        Titus TSC ..................................   $       70    $      327
        Titus SARL .................................           18            18
        VIE Acquisition Group (Titus ...............           17            10
        owned)
        Avalon .....................................        2,026         2,025
        Less Reserves ..............................       (2,114)       (2,370)
                                                       ----------    ----------
        Total ......................................   $       17    $       10
                                                       ==========    ==========

ACTIVITIES WITH RELATED PARTIES

     It is the  Company's  policy  that  related  party  transactions  shall  be reviewed and approved by a majority of the Company's  disinterested directors or its Independent Committee.

     The Company's operations involve significant transactions with its majority stockholder  Titus and its  affiliates.  The  Company  has a major  distribution agreement with Avalon.

TRANSACTIONS WITH TITUS

     Titus (placed in  involuntary  bankruptcy in January 2005)  presently  owns approximately 58 million shares of Company common stock.

     The Company performed certain distribution  services on behalf of Titus for a fee. In connection with such distribution services, the Company recognized fee income of $0, $0, and $5,000 for the years ended  December  31,  2005 2004,  and
2003.

     As of December 31, 2005 and December  31, 2004,  Titus and its  affiliates, excluding  Avalon  owed the  Company  $105,000  and  $370,000,  respectively(See transactions  with  Titus  Software  below).  The  Company  owed  Titus  and its affiliates,  excluding  Avalon,  $0 and  $30,000  as of  December  31,  2005 and
December 31, 2004, respectively.

TRANSACTIONS WITH TITUS AFFILIATES

TRANSACTIONS WITH AVALON, A WHOLLY OWNED SUBSIDIARY OF TITUS

     The Company had an  International  Distribution  Agreement  with Avalon,  a wholly  owned  subsidiary  of Titus.  Pursuant to this  distribution  agreement,
Avalon  provided for the  exclusive  distribution  of  substantially  all of the
Company's products in Europe,  Commonwealth of Independent  States,  Africa, and
the Middle East for a seven-year  period ending February 2006,  cancelable under certain  conditions,  subject to  termination  penalties  and costs.  Under this agreement,  as amended,  the Company paid Avalon a distribution fee based on net sales, and Avalon provides certain market preparation,  warehousing,  sales, and
fulfillment   services  on  the  Company's   behalf.   In  connection  with  the
International   Distribution   Agreement  with  Avalon,   the  Company  incurred
distribution  commission expense of $0 and $62,000, for the years ended December
31, 2005,  and 2004  respectively.  This agreement was terminated as a result of
Avalon's liquidation in February 2005.

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
the additional  approximately $71,000 was due to TSC subletting office space and miscellaneous  other items. As of October  31,2005 the outstanding  balance owed from TSC was  approximately  $71,000 the outstanding  balance was reduced from a payment of a note owed by Phil Adam to TSC and offset  against  the  balance due
Interplay.

     In May 2003, we paid TSC $60,000 to cover legal fees in  connection  with a lawsuit  against  Titus.  As a result of the payment,  our CEO requested that we credit the $60,000 to amounts we owed to him arising from  expenses  incurred in connection with providing services the Company..

TRANSACTIONS WITH TITUS JAPAN

     In June 2003, the Company began operating under a representation  agreement with Titus Japan K.K.  ("Titus  Japan"),  a  majority-controlled  subsidiary  of
Titus,  pursuant  to which  Titus  Japan  represents  the Company as an agent in regard to certain  sales  transactions  in Japan.  As of  December  31, 2005 the
Company had a balance due from Titus Japan of $192,000. During the twelve months ending December 31, 2005 the Company's Japan subsidiary  incurred to Titus Japan approximately $221,000 in commissions, publishing, and staff services.

TRANSACTIONS WITH TITUS SARL

     As  of  December  31,  2005  and  2004  the  Company  has a  receivable  of approximately $18,000 and $18,000, respectively for product development services that the  Company  provided.  This  balance is fully  reserved..  Titus SARL was placed into involuntary liquidation in January 2005.

TRANSACTIONS WITH TITUS GIE

     In February 2004, the Company engaged the services of GIE Titus Interactive
Group, a wholly owned subsidiary of Titus, for a three-month  service  agreement pursuant to which GIE Titus or its agents were to provide to the Company certain foreign  administrative  and legal  services  at a rate of $5,000  per month for three months. As of December 31, 2005, the Company had a zero balance with Titus
GIE  Interactive  Group.  Titus GIE was placed into  involuntary  liquidation in
January 2005.

TRANSACTIONS WITH VIE ACQUISITION GROUP

     Approximately  $0 and  $42,000  was  paid  to  VIE  Acquisition  Group  for management services provided during the years ended December 31, 2005 and 2004.

12.  CONCENTRATION OF CREDIT RISK

     Avalon was the exclusive  distributor for most of the Company's products in
Europe, the Commonwealth of Independent States,  Africa and the Middle East. The
Company's  agreement  with Avalon was  terminated  following the  liquidation of
Avalon in February  2005.  The Company  subsequently  appointed its wholly owned subsidiary, Interplay Productions Ltd as its distributor for Europe.

     Vivendi had exclusive rights to distribute the Company's  products in North
America and selected  International  territories.  The Company's  agreement with
Vivendi expired in August 2005 for most of its products.

     The  Company's  revenues and cash flows could fall  significantly,  and its business and financial results could suffer material harm if:

     o    The Company fails to replace Vivendi as its distributor; or

     o    Interplay   Productions  Ltd  fails  to  effectively   distribute  the
          Company's products.

     The Company  typically  sells to  distributors  and  retailers on unsecured credit,  with terms that vary  depending upon the customer and the nature of the product. The Company has the risk of non-payment from its customers, whether due to their  financial  inability  to pay, or  otherwise.  In  addition,  while the
Company maintains a reserve for uncollectible  receivables,  the reserve may not be  sufficient  in every  circumstance.  As a  result,  a payment  default  by a significant  customer  could cause  material harm to the Company's  business and cash flow.  o For the years  ended  December  31,  2005,  2004 and 2003,  Avalon accounted for approximately 2%, 70% and 12%,  respectively,  of net revenues in connection with the  International  Distribution  Agreement  (Note 11).  Vivendi
accounted for 7%, 21%, and 82% of net revenues in the years ended  December 31,
2005, 2004 and 2003, respectively.

13.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal  business  segment,  which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                           YEARS ENDED DECEMBER 31,
                   ----------------------------------------------------------------------
                             2005                    2004                    2003
                   ----------------------    --------------------    --------------------
                    AMOUNT        PERCENT      AMOUNT     PERCENT     AMOUNT      PERCENT
                   --------      --------    --------    --------    --------    --------
                   (Dollars in thousands)   (Dollars in thousands)  (Dollars in thousands)

North America ..   $  2,885(1)         40%   $  1,544          12%   $ 13,541          37%
Europe .........      1,779(1)         25       8,706          66       5,682          16
Rest of World ..      2,277(1)         32       1,228           9         802           2
OEM, royalty and
   licensing ...        217             3       1,720          13      16,276          45
                   --------      --------    --------    --------    --------    --------
                   $  7,158           100%   $ 13,197         100%   $ 36,301         100%
                   ========      ========    ========    ========    ========    ========

(1)      Included in net revenue by geographic  regions are the  recognition  of deferred revenue on contracts expiring as follows:

         North America - $2,071 million
         Europe  - $363,000
         Rest of the World - $2,138 million.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follows:

                                                MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------    ------------    ------------
                                                     (Dollars in thousands, except per share amounts)
Year ended December 31, 2005:
Net revenues .............................   $        793    $        468    $      4,268    $      1,629
                                             ============    ============    ============    ============
Gross profit .............................   $        622    $        372    $      4,255    $      1,431
                                             ============    ============    ============    ============
Net income (loss) ........................   $       (216)   $        631    $      4,700    $        812
                                             ============    ============    ============    ============

Net income (loss) per common share basic .   $      (0.00)   $       0.01    $       0.05    $       0.01
                                             ============    ============    ============    ============
Net income (loss) per common share diluted   $      (0.00)   $       0.01    $       0.05    $       0.01
                                             ============    ============    ============    ============

Year ended December 31, 2004:
Net revenues .............................   $      6,917    $      1,201    $        268    $      4,811
                                             ============    ============    ============    ============
Gross profit .............................   $      3,326    $      1,783    $        679    $        583
                                             ============    ============    ============    ============
Net income (loss) ........................   $       (903)   $     (1,954)   $     (1,467)   $       (406)
                                             ============    ============    ============    ============

Net income (loss) per common share basic .   $      (0.01)   $      (0.02)   $      (0.02)   $      (0.00)
                                             ============    ============    ============    ============
Net income (loss) per common share diluted   $      (0.01)   $      (0.02)   $      (0.02)   $      (0.00)
                                             ============    ============    ============    ============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                          TRADE RECEIVABLES ALLOWANCE
                                        ----------------------------------------------------------
                                         BALANCE AT     PROVISIONS                     BALANCE AT
                                        BEGINNING OF    FOR RETURNS    RETURNS AND       END OF
         PERIOD                            PERIOD      AND DISCOUNTS    DISCOUNTS        PERIOD
                                        ------------   ------------    ------------   ------------

Year ended December 31, 2003 ........   $      1,086   $        864    $     (1,225)  $        725
                                        ============   ============    ============   ============

Year ended December 31, 2004 ........   $        725   $      1,681    $       --     $      2,406
                                        ============   ============    ============   ============

Year ended December 31, 2005 ........   $      2,406   $       (216)   $       --     $      2,190
                                        ============   ============    ============   ============

                                       S-1