Form 10-Q
period 2006-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2006-06-15
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

             100 N. CRESCENT DRIVE, BEVERLY HILLS, CALIFORNIA 90210
                    (Address of principal executive offices)

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

    Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                      ISSUED AND OUTSTANDING AT APRIL 19, 2006
             -----                      ----------------------------------------

Common Stock, $0.001 par value                         89,197,418

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2006

                                TABLE OF CONTENTS
                                 --------------



                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of  March 31, 2006
            (unaudited) and December 31, 2005                                 3

            Condensed Consolidated Statements of Operations for the Three
            Months ended March 31, 2006 and 2005 (unaudited)                  4

            Condensed Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 2006 and 2005 (unaudited)                  5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       16

Item 4.     Controls and Procedures                                          16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                17

Item 1A.    Risk Factors                                                     17

Item 3.     Defaults Upon Senior Securities                                  25

Item 6.     Exhibits                                                         25

SIGNATURES                                                                   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,       DECEMBER 31,
ASSETS                                                                     2006             2005
                                                                      -------------    -------------
                                                                       (unaudited)
Current Assets:
     Cash .........................................................   $      40,000    $     122,000
     Trade receivables from related parties, net of allowances
         of $2,114,000 and $2,370,000 respectively ................          23,000           17,000
     Trade receivables, net of allowances
         of $76,000 and $94,000 respectively ......................         161,000          428,000
     Inventories ..................................................           9,000            8,000
     Deposits .....................................................           6,000            8,000
     Prepaid expenses .............................................          21,000           60,000
     Other receivables ............................................            --              8,000
                                                                      -------------    -------------
   Total current assets ...........................................         260,000          651,000


Property and equipment, net .......................................           6,000            7,000
Other assets ......................................................          61,000           15,000
                                                                      -------------    -------------
        Total assets ..............................................   $     327,000    $     673,000
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt .................................................   $   1,585,000    $   1,549,000
     Accounts payable .............................................       9,627,000        9,560,000
     Accrued royalties ............................................         952,000          949,000
     Advances from distributors and others ........................         173,000          105,000
                                                                      -------------    -------------
          Total current liabilities ...............................      12,337,000       12,163,000
                                                                      -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000 shares authorized;
        93,855,634 shares issued and outstanding ..................          94,000           94,000
     Paid-in capital ..............................................     121,640,000      121,640,000
     Accumulated deficit ..........................................    (133,813,000)    (133,284,000)
     Accumulated other comprehensive income .......................          69,000           60,000
                                                                      -------------    -------------
     Treasury stock of 4,658,216 ..................................               0                0
                                                                      -------------    -------------
                 Total stockholders' deficit ......................     (12,010,000)     (11,490,000)
          Total liabilities and stockholders' deficit .............   $     327,000    $     673,000
                                                                      =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                       2006             2005
                                                   -------------   -------------


Net revenue from licensing .....................   $     38,000    $    793,000
Net revenues from related and non related
  distributors .................................         68,000            --
                                                   ------------    ------------
   Total net revenues ..........................        106,000         793,000
Cost of goods sold .............................          6,000         171,000
                                                   ------------    ------------
   Gross profit ................................        100,000         622,000

Operating expenses:
   Marketing and sales .........................        147,000         103,000
   General and administrative ..................        415,000         648,000
   Product Development .........................              0          81,000
                                                   ------------    ------------
      Total operating expenses .................        562,000         832,000
                                                   ------------    ------------

Operating (loss) income ........................       (462,000)       (210,000)
                                                   ------------    ------------

Other income (expense):
    Interest expense ...........................        (25,000)         (6,000)
    Other ......................................        (42,000)           --
                                                   ------------    ------------
      Total other income (expense) .............        (67,000)         (6,000)

Income before benefit for income taxes .........       (529,000)       (216,000)
Benefit for income taxes .......................           --              --
                                                   ------------    ------------
Net (loss) available to common stockholders ....   $   (529,000)   $   (216,000)
                                                   ============    ============

Net (loss) income per common share:
    Basic ......................................   $      (.006)   $      (0.00)
                                                   ============    ============
    Diluted ....................................   $      (.006)   $      (0.00)
                                                   ============    ============

Shares used in calculating (loss) net income
  per common share:
    Basic ......................................     89,197,418      93,856,634
                                                   ============    ============
    Diluted ....................................     89,197,148      93,856,634
                                                   ============    ============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                     2006         2005
                                                                  ---------    ---------
Cash flows from operating activities:
   Net (loss) income ..........................................   $(529,000)   $(216,000)
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ...........................       1,000       79,000
      Abandonment of  property and equipment ..................      (1,000)        --
      Changes in operating assets and liabilities:
         Trade receivables from related parties ...............      (6,000)     (10,000)
         Trade receivables, net ...............................     267,000     (166,000)
         Inventories ..........................................      (1,000)      (4,000)
         Prepaid licenses and royalties .......................        --        (20,000)
         Prepaid expenses .....................................      39,000         --
         Other current assets, net ............................       8,000      101,000
         Other assets .........................................     (46,000)        --
         Accounts payable .....................................     106,000      265,000
         Accrued royalties ....................................       3,000         --
         Payables to former related parties ...................        --        (15,000)
         Advances from distributors ...........................      68,000         --
         Accumulated other compensation income ................       9,000         --
                                                                  ---------    ---------
            Net cash provided by (used in) operating activities     (82,000)      14,000
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment .........................        --           --
                                                                  ---------    ---------
            Net cash used in investing activities .............        --           --
                                                                  ---------    ---------

Cash flows from financing activities:
   Repayment of current debt ..................................        --           --
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities        --           --
                                                                  ---------    ---------
      Effect of exchange rate changes on cash .................        --           --
      Net increase (decrease) in cash .........................     (82,000)      14,000
Cash, beginning of period .....................................     122,000       29,000
                                                                  ---------    ---------
Cash, end of period ...........................................   $  40,000    $  43,000
                                                                  =========    =========

Supplemental cash flow information:
    Cash paid for:
            Interest ..........................................   $       0    $   6,000


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

     The Company's independent public accountant included a "going concern" explanatory paragraph in his audit report on the December 31, 2005 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Co., Ltd., (Japan) and Games On-line.com, Inc. All significant intercompany transactions have been eliminated.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

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

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for its shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that the Company therefore, liable to pay Special Situations $1.3 million. Special Situations entered into a settlement agreement with the Company in December, 2003 contemplating payments over time, which the Company later defaulted . In August, 2004 the Company entered into a stipulation of settlement on which it later defaulted. On January 12, 2005 a judgment of approximately $776,00 was entered in the State of New York and on February 4 ,2005 a judgment reflecting the January 12, 2005 judgment was entered in the State of California. On May 3, 2006 the Company entered into a Stipulation of Settlement. Under this Stipulation of Settlement, the Company agreed to issue a total of 10,000,000 shares of its unregistered common stock and made a payment in the amount of approximately $239,000. Following the issuance of such shares, and in consideration of such issuance and such payment, satisfaction of judgments in the amount of approximately $776,000 recorded against the Company will be filed. Such shares will be issued in a private placement pursuant to section 4(2) of the Securities Act of 1933 and will be issued prior to the satisfaction of judgments which must occur within 10 business days following the Company making a payment of approximately $239,000 and the issuance of such shares. Such shares have now been issued.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


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

     The Labor Board fined the Company approximately $79,000 for having lost workers' compensation insurance for a period of time. The Company is appealing the Labor Board fine.

     The Company received notice from the California State Board of Equalization of a balance due in the amount of $73,000 for a prior year audit. The Company is in the process of appealing the prior year audit calculations.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


     The Company has recorded an estimate for the liabilities related to the aforementioned litigation. If any of the creditors execute their judgments against the Company, the results will negatively affect the Company's cash flow, which could restrict the Company's operations and cause material restraints to its business.

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues by geographic regions were as follows:

                          THREE MONTHS ENDED MARCH 31,
                --------------------------------------------------
                         2006                       2005
                -----------------------    -----------------------
                  AMOUNT      PERCENT       AMOUNT       PERCENT
                -----------  ----------    ----------   ----------
                               (Dollars in thousands)
North America     $  44           42%        $  37            5%

Europe                0            0           457           58

Rest of World        15           14           240           31

OEM, royalty
and licensing        47           44            59            6
                -----------  ----------    ----------   ----------
                  $ 106          100%        $ 793          100%
                ===========  ==========    ==========   ==========


SUBSEQUENT EVENT

10,000,000 shares of common stock of the Company have now been issued to various Special Situations Funds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

CAUTIONARY STATEMENT
         Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and presumes that readers have access to, and will have read, the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

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

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", financing activities, future cash flows, cash constraints, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assume that we will continue as a going concern. Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled "Risk Factors" in Item 1A of part II of this Form 10-Q. Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                               THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------
                                                 2006               2005
                                          -----------------   -----------------
                                                   % OF NET            % OF NET
                                          AMOUNT   REVENUES   AMOUNT   REVENUES
                                          ------    ------    ------    ------
                                                  (Dollars in thousands)
Net revenues ..........................   $  106       100%   $  793       100%
Cost of goods sold ....................        6         6%      171        22%
                                          ------    ------    ------    ------
     Gross profit .....................      100        94%      622        78%
                                          ------    ------    ------    ------

Operating expenses:
     Marketing and sales ..............      147       138%      103        13%
     General and administrative .......      415       392%      648        82%
     Product development ..............        0         0%       81        10%
                                          ------    ------    ------    ------
     Total operating expenses .........      562       530%      832       105%
                                          ------    ------    ------    ------
Operating income (loss) ...............     (462)     (436)%    (210)      (26)%
Other expense .........................      (67)      (63)%      (6)       (1)%
                                          ------    ------    ------    ------
Net income (loss) .....................   $ (529)     (499)%  $ (216)      (26%
                                          ======    ======    ======    ======

Net revenues by geographic region:
     North America ....................   $   44        42%   $   37         5%
     International ....................       15        14%      697        88%
     OEM, royalty and licensing .......       47        44%       59         7%
                                          ------    ------    ------    ------
                                             106       100%      793       100%
                                          ======    ======    ======    ======

Net revenues by platform:
     Personal computer ................   $   21        20%   $  132        17%
     Video game console ...............       38        36%      602        77%
     OEM, royalty and licensing .......       47        44%       59         6%
                                          ------    ------    ------    ------
                                             106       100%      793       100%
                                          ======    ======    ======    ======

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006       2005      CHANGE    % CHANGE
                                    --------   --------   --------   --------
North America ...................   $     44   $     37   $      7       19%
International ...................         15        697       (682)     (98)%
OEM, Royalty & Licensing ........         47         59        (12)     (59)%
Net Revenues ....................   $    106   $    793   $   (687)     (87)%

         Net revenues for the three months ended March 31, 2006 were $106,000, a decrease of 87% compared to the same period in 2005. This decrease resulted from a 19% decrease in North American net revenues , a 59% decrease in OEM, royalty and licensing net revenues, and a 98% decrease in International net revenues. These decreases all substantially resulted from the expiring of the contracts with Vivendi Universal Games.

         North American net revenues for the three months ended March 31, 2006 were $44,000. The decrease in North American net revenues in 2006 was mainly due to a 19% decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the three months ended March 31, 2006 were $47,000, a decrease of $687,000 as compared to the same period in 2005.

         International net revenues for the three months ended March 31, 2006 were $15,000. The decrease in International net revenues for the three months ended March 31, 2006 was mainly due to a 98% decrease in back catalog sales.

PLATFORM NET REVENUES

     Our platform net revenues for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006       2005      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Personal Computer ...............   $     21   $    132   $   (111)     (84)%
Video Game Console ..............         38        602       (564)     (94)%
OEM, Royalty & Licensing ........         47         59        (12)     (20)%
Net Revenues ....................        106        793       (687)     (86)%

         PC net revenues for the three months ended March 31, 2006 were $21,000, a decrease of 84% compared to the same period in 2005. The decrease in PC net revenues in 2006 was primarily due to lower back catalog sales. Video game console net revenues were $ 38,000, a decrease of 94 % for the three months ended March 31, 2006 compared to the same period in 2005, due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006       2005      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Net Revenues ....................   $    106   $    793   $   (687)     (87)%
Cost of Goods Sold ..............          6        171       (165)     (96)%
Gross Profit Margin .............        100        622       (522)     (83)%

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

         Our cost of goods sold decreased 96% to $6,000 in the three months ended March 31, 2006 compared to the same period in 2005. The decrease was due to no amortization of prepaid royalties on externally developed products in the three months ended March 31, 2006 as compared to the 2005 period, as revenue was generated from non-licensed products or products with no unrecouped prepaid royalties.

         Our gross margin increased to 94% for the 2006 period from 79% in the 2005 period. This was primarily due to the 2006 period having a higher percentage of licensing revenue compared to distribution revenue.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006        2005        CHANGE    % CHANGE
                                      ----        ----        ------    --------
Marketing and Sales                   $147        $103         $44         42%

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2006 were $147,000 a 42% increase compared to the 2005 period.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006        2005        CHANGE    % CHANGE
                                      ----        ----        ------    --------
General and Administrative            $415        $648        ($233)      (36)%

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2006 were $415,000 a 36 % decrease as compared to the same period in 2005. The decrease is mainly due to a $233,000 decrease in personnel costs and general expenses.

PRODUCT DEVELOPMENT

     Our product development expense for the three months ended March 31, 2005 and 2004 breakdown as follows: (in thousands)

                                      2006        2005        CHANGE    % CHANGE
                                      ----        ----        ------    --------
Product Development                   $  0        $ 81         ($81)      (100)%

         Product development expenses for the three months ended March 31, 2006 were approximately $0, a 100% decrease as compared to the same period in 2005. This decrease is due to a $81,000 decrease in personnel costs as a result of a reduction in product development personnel during 2006 as compared to 2005.

OTHER EXPENSE (INCOME), NET

     Our other expense for the three months ended March 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006        2005        CHANGE    % CHANGE
                                      ----        ----        ------    --------
Other Expense (Income)                $ 67        $  6          $ 61       91%

         Other expense consists primarily of interest expense on our debt and foreign currency exchange transaction gains and losses. Other expense for the three months ended March 31, 2006 was $67,000, a 91% increase as compared to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we had a working capital deficit of approximately $12 million, and our cash balance was approximately $40,000. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income or reducing expenditures.

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

     Our  primary   capital  needs  have   historically   been  working  capital
requirements necessary to fund our operations. Our operating activities used cash of $82,000 during the three months ended March 31, 2006.

     The Company had approximately $173,000 in revenue from deferred income recognition and approximately $106,000 in royalty and licensing revenue in the three months ended March 31, 2006. However, the Company does not expect material income from the recognition of deferred income or other income during the remaining of 2006.

     We entered into various licensing agreements during the three months ended March 31,2006 under which we licensed others to exploit games that we have intellectual property rights to. This included entering into an agreement with Atari Inc. which resulted in a one time payment for this license. We expect in subsequent quarters of 2006 to enter into similar license arrangements to generate cash for the Company's operations.

     Currently the Company has no internal development of new titles.

     If operating revenues are not sufficient to fund our operations, no assurance can be given that alternative sources of funding could be obtained on acceptable terms, or at all. These conditions, combined with our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.  There  can be no  guarantee  that we  will  be  able  to meet  all contractual obligations or liabilities in the future, including payroll obligations.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       TOTAL     LESS THAN    1 - 3     3 - 5   MORE THAN
                                         1 YEAR      YEARS     YEARS    5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1)          125          -         114        11         -
--------------------------------------------------------------------------------
 Total                         125          -         114        11         -
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of March 31, 2006. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

         We  recognized  gains of $2,500  and $0 during the three  months  ended
March 31, 2006 and 2005 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd .

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are were effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and in timely alerting him to material information required to be included in this report.

         There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect these controls.

         Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

         Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no can provide only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The information required in this Item 1 is incorporated herein by reference to the information in "Note 2. Commitments and Contingencies" to our condensed consolidated financial statements located in Item 1, Part 1 of this Report.

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

         As of March 31, 2006, our cash balance was approximately $40,000 and our outstanding accounts payable and current liabilities totaled approximately $12.3 million. In particular, we have some significant creditors that comprise a substantial proportion of outstanding obligations, including many that have obtained judgments against us that we might not be able to satisfy. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

         For the three months ended ended March 31, 2006, our net loss from operations was $529,000, and we have incurred significant net losses in previous years. Although for the year ended December 31, 2005, our net income from operations was $5.9 million, $7 million of our revenue was recognized from the expiration of distribution contracts and other income, and we have incurred significant net losses in previous years. As of March 31, 2006 we had an accumulated deficit of $134 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

WE DEPEND UPON THIRD PARTY LICENSES OF CONTENT FOR MANY OF OUR PRODUCTS.

         Many of our current and planned products are lines based on original ideas or intellectual properties licensed from other parties. From time to time we may not be in compliance with certain terms of these license agreements, and our ability to market products based on these licenses may be negatively impacted. Moreover, disputes regarding these license agreements may also negatively impact our ability to market products based on these licenses. Additionally, we may not be able to obtain new licenses, or maintain or renew existing licenses, on commercially reasonable terms, if at all. If we are unable to maintain current licenses or obtain new licenses for the underlying content that we believe offers the greatest consumer appeal, we would either have to seek alternative, potentially less appealing licenses, or release products without the desired underlying content, either of which could limit our commercial success and cause material harm to our business.

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



                                      INTERPLAY ENTERTAINMENT CORP.


Date:  June 15, 2006                  By:       /S/ HERVE CAEN
                                            ------------------------------------
                                             Herve Caen,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive and
                                             Financial and Accounting Officer)