Form 10-Q
period 2006-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2006-08-14
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                       ISSUED AND OUTSTANDING AT JUNE 30, 2006
------------------------------           ---------------------------------------
Common Stock, $0.001 par value                         103,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2006

                                TABLE OF CONTENTS
                                 --------------
                                                                          Page
                                                                         Number
                                                                       ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           June 30, 2006 (unaudited) and December 31, 2005..................  3

         Condensed Consolidated Statements of Operations
           for the Three and Six Months ended
           June 30, 2006 and 2005 (unaudited)...............................  4

         Condensed Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 2006
           and 2005 (unaudited).............................................  5

         Notes to Condensed Consolidated Financial
           Statements (unaudited)...........................................  6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  9

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk................................................ 17

Item 4.  Controls and Procedures............................................ 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 18

Item 1A. Risk Factors....................................................... 18

Item 3.  Defaults Upon Senior Securities.................................... 26

Item 6.  Exhibits........................................................... 26

SIGNATURES.................................................................. 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2006              2005
                                                                      -------------    -------------
                                                                       (unaudited)
ASSETS
Current Assets:
     Cash .........................................................   $     142,000    $     122,000
     Trade receivables, net of allowances
       of $80,000 and $94,000 respectively ........................          61,000          445,000
     Inventories ..................................................           8,000            8,000
     Deposits .....................................................           4,000            8,000
     Prepaid expenses .............................................          11,000           60,000
     Other receivables ............................................          12,000            8,000
                                                                      -------------    -------------
         Total current assets .....................................         238,000          651,000

Property and equipment, net .......................................           5,000            7,000
Other assets ......................................................          15,000           15,000
                                                                      -------------    -------------
         Total assets .............................................   $     258,000    $     673,000
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt .................................................   $   1,617,000    $   1,549,000
     Accounts payable .............................................       6,828,000        9,560,000
     Accrued royalties ............................................         956,000          949,000
     Advances from distributors and others ........................         524,000          105,000
                                                                      -------------    -------------
         Total current liabilities ................................       9,925,000       12,163,000
                                                                      -------------    -------------
Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
         no shares issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000 shares authorized;
         103,855,634 shares issued and outstanding ................         104,000           94,000
     Paid-in capital ..............................................     121,926,000      121,640,000
     Accumulated deficit ..........................................    (131,753,000)    (133,284,000)
     Accumulated other comprehensive income .......................          56,000           60,000
     Treasury stock of 4,658,216 ..................................               0                0
                                                                      -------------    -------------
         Total stockholders' deficit ..............................      (9,667,000)     (11,490,000)
                                                                      -------------    -------------
         Total liabilities and stockholders' deficit ..............   $     258,000    $     673,000
                                                                      =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                ------------------------------    ------------------------------
                                                    2006             2005             2006            2005
                                                -------------    -------------    -------------    -------------
                                                              (In thousands, except per share amounts)
Net revenues ................................   $     239,000    $     320,000    $     307,000    $     924,000
Net revenues from related party distributors             --            148,000           38,000          337,000
                                                -------------    -------------    -------------    -------------
  Total net revenues ........................         239,000          468,000          345,000        1,261,000
Cost of goods sold ..........................         146,000           96,000          152,000          267,000
                                                -------------    -------------    -------------    -------------
  Gross profit ..............................          93,000          372,000          193,000          994,000

Operating expenses:
  Marketing and sales .......................         127,000           44,000          274,000          139,000
  General and administrative ................         422,000          606,000          837,000        1,261,000
  Product development .......................            --             65,000             --            146,000
                                                -------------    -------------    -------------    -------------
    Total operating expenses ................         549,000          715,000        1,111,000        1,546,000
                                                -------------    -------------    -------------    -------------
Operating income (loss) .....................        (456,000)        (343,000)        (918,000)        (552,000)

Other income (expense):
  Interest expense ..........................         (27,000)          (6,000)         (52,000)         (12,000)
  Other (primarily reversal of
    certain prior years accruals-2006) ......       2,543,000          980,000        2,501,000          980,000
                                                -------------    -------------    -------------    -------------

Income (loss) before benefit for income taxes       2,060,000          631,000        1,531,000          416,000
Income taxes ................................            --               --               --               --
                                                -------------    -------------    -------------    -------------
Net income (loss) ...........................   $   2,060,000    $     631,000    $   1,531,000    $     416,000
                                                =============    =============    =============    =============

Net income (loss) per common share:
  Basic .....................................   $        0.02    $        0.01    $       0.015    $       0.004
                                                =============    =============    =============    =============
  Diluted ...................................   $        0.02    $        0.01    $       0.015    $       0.004
                                                =============    =============    =============    =============

Shares used in calculating net income
  (loss) per common share:
    Basic ...................................     100,229,000       93,855,000      100,651,000       93,855,000
                                                =============    =============    =============    =============
    Diluted .................................     100,229,000       93,855,000      100,651,000       93,855,000
                                                =============    =============    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  --------------------------
                                                                     2006           2005
                                                                  -----------    -----------
Cash flows from operating activities:
  Net (loss) income ...........................................   $ 1,531,000    $   416,000
  Adjustments to reconcile net (loss) income to
    cash (used) provided by operating activities:
    Depreciation and amortization .............................         2,000        134,000
    Write-off of fixed assets .................................          --           44,000

Changes in operating assets and liabilities:
  Trade receivables, net ......................................       384,000        139,000
  Inventories .................................................          --           (4,000)
  Prepaid licenses and royalties ..............................          --          (20,000)
  Deposits ....................................................         4,000         (5,000)
  Prepaid expenses ............................................        49,000        (94,000)
  Other current assets, net ...................................        (4,000)        68,000
  Other assets ................................................             0         24,000
  Accounts payable ............................................    (2,662,000)       206,000
  Accrued royalties ...........................................         7,000     (1,151,000)
  Payables to former related parties ..........................             0        253,000
  Restricted cash .............................................             0          2,000
  Advances from distributors ..................................       419,000           --
  Accumulated other compensation income .......................        (6,000)       (10,000)
                                                                  -----------    -----------
    Net cash provided by (used in) operating activities .......      (276,000)         2,000
                                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment ..........................          --             --
                                                                  -----------    -----------
    Net cash used in investing activities .....................          --             --
                                                                  -----------    -----------
Cash flows from financing activities:
  Repayment of current debt
  Issuance of stock to reduce debt ............................       296,000           --
                                                                  -----------    -----------
    Net cash provided by (used in) financing activities               296,000           --
                                                                  -----------    -----------
  Effect of exchange rate changes on cash .....................          --             --
  Net increase (decrease) in cash .............................        20,000          2,000
                                                                  -----------    -----------
Cash, beginning of period .....................................       122,000         29,000
                                                                  -----------    -----------
Cash, end of period ...........................................   $   142,000    $    31,000
                                                                  ===========    ===========
Supplemental cash flow information:
  Cash paid for:
    Interest ..................................................   $         0    $        12


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

         On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for its shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that the Company therefore, liable to pay Special Situations $1.3 million. Special Situations entered into a settlement agreement with the Company in December, 2003 contemplating payments over time, which the Company later defaulted. In August, 2004 the Company entered into a stipulation of settlement on which it later defaulted. On January 12, 2005 a judgment of approximately $776,000 was entered in the State of New York and on February 4, 2005 a judgment reflecting the January 12, 2005 judgment was entered in the State of California. On May 3, 2006 the Company entered into a Stipulation of Settlement. Under this Stipulation of Settlement, the Company issued a total of 10,000,000 shares of its unregistered common stock and made a payment in the amount of approximately $239,000. Following the issuance of such shares, and in consideration of such issuance and such payment, satisfaction of judgments in the amount of approximately $776,000 were filed. Such shares were issued in a private placement pursuant to section 4(2) of the Securities Act of 1933 and were issued at a price of $.0296 per share, using a value based on the then current market price of shares of common stock discounted by such newly issued shares.

         On October 24, 2002, Synnex Information Technologies Inc ("Synnex") initiated legal proceedings against the Company for various claims related to a breach of a distributorship agreement. Synnex obtained a $172,000 judgment against the Company.

         On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. The Company owes a remaining balance of approximately $372,000 payable in one remaining installment. The Company is currently in default of the settlement agreement.

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

         In August 2003, Reflexive Entertainment, Inc. filed an action against the Company, for failure to pay development fees, in the Orange County Superior Court, that was settled in July 2004. The Company was unable to make the payments and Reflexive sought, and obtained, judgment against the company for approximately $110,000.

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

         The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $110,000 pursuant to section 166 and section 186 of the Internal Revenue Code in payroll tax penalties, and interest for late filing and late payment of payroll taxes. Approximately $110,000 was accrued as of December 31, 2005 but remains unpaid. The Company received notice from the Employment Development Department (EDD) that it owes approximately $105,000 in payroll taxes owed for the periods ending 2004 and 2003, which was accrued for December 31, 2005.

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

         The Company received notice from the California State Board of Equalization of a balance due in the amount of $74,000 for a prior year audit. The Company is in the process of appealing the prior year audit calculations.

         On September 14, 2005, Network Commercial Service, Inc. ("NCS") filed an action against the Company alleging breach of contract relating to the provision of copying equipment and that the balance due is $140,000 to NCS. The Company is evaluating the merit of the lawsuit.

         On April 22, 2005, Mark Strecker filed a request for judgment to be entered against the Company for various claims alleging unpaid services in the amount of $35,000. The Company is evaluating the merit of the lawsuit.

         On May 19, 2005 DZN, The Design Group, Inc. filed an action against the Company for various advertising services in the amount of $38,000. The Company is evaluating the merit of the lawsuit.

         On February 2, 2006 Michael Sigel filed an action against the Company for unauthorized use of image. The Company is evaluating the merit of the lawsuit.

         On March 7, 2006 Parallax Software Corp. entered a judgment against the Company for a material breach of a settlement agreement related to royalties owed in the amount of $219,000. The Company is currently negotiating a satisfaction of judgment settlement.

         The Company has recorded an estimate for the liabilities related to the aforementioned litigation. If any of the creditors execute their judgments against the Company, the results will negatively affect the Company's cash flow, which could restrict the Company's operations and cause material restraints to its business.

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues by geographic regions were as follows:

                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                   ----------------------------------------    ----------------------------------------
                          2006                  2005                  2006                  2005
                   ------------------    ------------------    ------------------    ------------------
                   AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                   (Dollars in thousands)

North America ..   $     2          1%   $    10          3%   $    46         13%   $    46          4%
International ..       198         83%       404         86%       213         62%     1,102         87%
OEM, royalty and
  licensing ....        39         16%        54         11%        86         25%       113          9%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $   239        100%   $   468        100%   $   345        100%   $ 1,261        100%
                   -------    -------    -------    -------    -------    -------    -------    -------

NOTE 4.  REVERSAL  OF CERTAIN PRIOR YEAR ACCRUALS

         In connection with a private placement in April, 2001, the Company accrued for a penalty of approximately $254,000 per month, until June 2002, when its required registration statement was declared effective. The total amount accrued at December 31, 2005 was $2,205,000. The Company has reversed the accruals in the amount of $2,205,000.


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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                     ---------------------------------------------     ---------------------------------------------
                                             2006                    2005                     2006                     2005
                                     ---------------------    --------------------     --------------------    --------------------
                                                                          (Dollars in thousands)

                                                  % OF NET                % OF NET                 % OF NET                % OF NET
                                      AMOUNT      REVENUES     AMOUNT     REVENUE      AMOUNT      REVENUES     AMOUNT     REVENUE
                                     --------     --------    --------    --------    --------     --------    --------    --------
Net revenues .....................   $    239          100%   $    468         100%   $    345          100%   $  1,261         100%
Cost of goods sold ...............        146           61%         96          21%        152           44%        267          21%
                                     --------     --------    --------    --------    --------     --------    --------    --------
     Gross profit ................         93           39%        372          79%        193           56%        994          79%

Operating expenses:
   Marketing and sales ...........        127           53%         44           9%        274           79%        139          11%
   General and administrative ....        422          177%        606         129%        837          243%      1,261         100%
   Product development ...........       --              0%         65          14%       --              0%        146          12%
                                     --------     --------    --------    --------    --------     --------    --------    --------
      Total operating expenses ...        549          230%        715         153%      1,111          322%      1,546         123%
                                     --------     --------    --------    --------    --------     --------    --------    --------

Operating income (loss) ..........       (456)        -191%       (343)       -73%        (918)        -266%       (552)        -44%

Other income (expenses):
   Other income (expenses) .......      2,516        1,053%        974         208%      2,449          710%        968          77%
   Income taxes ..................       --           --
                                     --------     --------    --------    --------    --------     --------    --------    --------
      Net income (loss) ..........   $  2,060          862%   $    631         135%   $  1,531          444%   $    416          33%
                                     ========     ========    ========    ========    ========     ========    ========    ========

Net income by geographic region:
North America ....................          2            1%         10           2%         46           13%         46           4%
International ....................        198           83%        404          86%        213           62%      1,102          87%
OEM, royalty and licensing .......         39           16%         54          12%         86           25%        113           9%
                                     --------     --------    --------    --------    --------     --------    --------    --------
                                     $    239          100%   $    468         100%   $    345          100%   $  1,261         100%
                                     ========     ========    ========    ========    ========     ========    ========    ========

Net income by platform:
Personal computers ...............         85           36%        142          30%        107           31%        341          27%
Video game console ...............        114           48%        272          58%        152           44%        807          64%
OEM, royalty and licensing .......         40           17%         54          12%         86           25%        113           9%
                                     --------     --------    --------    --------    --------     --------    --------    --------
                                     $    239          100%   $    468         100%   $    345          100%   $  1,261         100%
                                     ========     ========    ========    ========    ========     ========    ========    ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

         Geographically, our net revenues for the three and six months ended June 30, 2006 and 2005 break down as follows: (in thousands)

THREE MONTHS ENDED JUNE 30            2006       2005      Change     % Change
----------------------------------  --------   --------   --------    --------
North America ....................  $      2   $     10   $     (8)        (80%)
----------------------------------  --------   --------   --------    --------
International ....................       198        404       (206)        (51%)
----------------------------------  --------   --------   --------    --------
OEM, Royalty & Licensing .........        39         54        (15)        (27%)
----------------------------------  --------   --------   --------    --------
Net Revenues .....................       239        468       (229)        (49%)
----------------------------------  --------   --------   --------    --------

SIX MONTHS ENDED JUNE 30              2006       2005      Change     % Change
----------------------------------  --------   --------   --------    --------
North America ....................  $     46   $     46   $     (0)         (0%)
----------------------------------  --------   --------   --------    --------
International ....................       213      1,102       (889)        (81%)
----------------------------------  --------   --------   --------    --------
OEM, Royalty & Licensing .........        86        113        (27)        (24%)
----------------------------------  --------   --------   --------    --------
Net Revenues .....................       345      1,261       (916)        (73%)
----------------------------------  --------   --------   --------    --------

         Net revenues for the three months ended June 30, 2006 were $239,000, a decrease of 49% compared to the same period in 2005. This decrease resulted from an 80% decrease in North American net revenues, a 27% decrease in OEM, royalty and licensing net revenues, and a 51% decrease in International net revenues.

         Net revenues for the six months ended June 30, 2006 were $345,000, a decrease of 73% compared to the same period in 2005 due to the decrease in back catalog sales. This decrease resulted from a 0% decrease in North America net revenues and 24% decrease in OEM, Royalty and licensing revenues and a 81% decrease in International net revenues due to the decrease in back catalog sales.

         North American net revenues for the three months ended June 30, 2006 were $2,000. The decrease in North American net revenues in 2006 was mainly due to a 80% decrease in back catalog sales.

         North America net revenues for the six months ended June 30, 2006 were $46,000. Their was no significant change in North American net revenue in 2006.

         International net revenues for the three months ended June 30, 2006 were $198,000. The decrease in International net revenues for the three months ended June 30, 2006 was mainly due to a 51% decrease in back catalog sales.

         International net revenues for the six months ended June 30, 2006 were $213,000. The decrease in International net revenue for the six months ended June 30,2006 was mainly due to a 81% decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the three months ended June 30, 2006 were $39,000, a decrease of 27% as compared to the same period in 2005 due to a decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the six months ended June 30, 2006 were $86,000, a decrease of 24% as compared to the same period in 2005 due to a decrease in back catalog sales.

PLATFORM NET REVENUES

         Our platform net revenues for the three and six months ended June 30, 2006 and 2005 break down as follows: (in thousands)

THREE MONTHS ENDED JUNE 30           2006       2005      CHANGE     % CHANGE
--------------------------------   --------   --------   --------    --------
Personal Computer ..............   $     85   $    142        (57)        (40%)
--------------------------------   --------   --------   --------    --------
Video Game Console .............        114        272       (158)        (58%)
--------------------------------   --------   --------   --------    --------
OEM, Royalty & Licensing .......         40         54        (14)        (26%)
--------------------------------   --------   --------   --------    --------
Net Revenues ...................        239   $    468       (229)        (49%)
--------------------------------   --------   --------   --------    --------


SIX MONTHS ENDED JUNE 30             2006       2005      CHANGE     % CHANGE
--------------------------------   --------   --------   --------    --------
Personal Computer ..............   $    107   $    341   $   (234)        (69%)
--------------------------------   --------   --------   --------    --------
Video Game Console .............        152        807       (655)        (81%)
--------------------------------   --------   --------   --------    --------
OEM, Royalty & Licensing .......         86        113        (27)        (24%)
--------------------------------   --------   --------   --------    --------
Net Revenues ...................        345      1,261       (916)        (73%)
--------------------------------   --------   --------   --------    --------

         PC net revenues for the three months ended June 30, 2006 were $85,000, a decrease of 40% compared to the same period in 2005. The decrease in PC net revenues in 2006 was primarily due to lower back catalog sales. Video game console net revenues were $114,000, a decrease of 58% for the three months ended June 30, 2006 compared to the same period in 2005, mainly due to lower back catalog sales .

         PC net revenues for the six months ended June 30, 2006 were $107,000, a decrease of 69% compared to the same period in 2005. The decrease in PC net revenues in the six months ended June 30, 2006 was primarily due to lower back catalog sales. Video Game console net revenues were $152,000, a decrease of 81% for the six months ended June 30, 2006 compared to the same period in 2005, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

         Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2006 and 2005 break down as follows: (in thousands)

THREE MONTHS ENDED JUNE 30            2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    239   $    468   $   (229)        (48%)
---------------------------------   --------   --------   --------    --------
Cost of Goods Sold ..............        146         96         50          52%
---------------------------------   --------   --------   --------    --------
Gross Profit Margin .............         93        372       (279)        (75%)
---------------------------------   --------   --------   --------    --------


SIX MONTHS ENDED JUNE 30                2006       2005     Change    % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    345   $  1,261       (916)        (73%)
---------------------------------   --------   --------   --------    --------
Cost of Goods Sold ..............        152        267       (115)        (43%)
---------------------------------   --------   --------   --------    --------
Gross Profit Margin .............        193        994       (801)        (81%)
---------------------------------   --------   --------   --------    --------


THREE MONTHS ENDED JUNE 30                      2006        2005       Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%          0%
-------------------------------------------   --------    --------    --------
Cost of Goods Sold ........................         62%         21%         41%
-------------------------------------------   --------    --------    --------
Gross Profit Margin .......................         38%         79%        (41%)
-------------------------------------------   --------    --------    --------


SIX MONTHS ENDED JUNE 30                          2006        2005      Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%          0%
-------------------------------------------   --------    --------    --------
Cost of Goods Sold ........................         44%         21%         23%
-------------------------------------------   --------    --------    --------
Gross Profit Margin .......................         56%         79%        (23%)
-------------------------------------------   --------    --------    --------

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

         Our cost of goods sold increased 52% to $146,000 in the three months ended June 30, 2006 compared to the same period in 2005. The increase was due to the write off of certain assets related to titles which are no longer available in the three months ended June 30, 2006 as compared to the 2005 period.

         Our cost of goods sold decreased 43% to $152,000 in the six months ended June 30, 2006 compared to the same period in 2005. The increase was due to the write off of certain assets related to titles which are no longer available in the six months ended June 30, 2006 as compared to the 2005 period.

         Our gross margin decreased to 38% for the three months ended June 30, 2006 from 79% in the comparable period in 2005. This is primarily due to the expensing of royalties attributable to distribution revenue.

         Our gross margin decreased to 56% for the six months ended June 30, 2005 period from 79% in the comparable 2005 period. This is primarily due to the expensing of royalties attributable to distribution revenue.

MARKETING AND SALES

         Our marketing and sales expense for the three months ended June 30, 2006 and 2005 break down as follows: (in thousands)

-----------------------------------   --------   --------   --------   --------
Marketing and Sales ...............     2006       2005      Change    % Change
-----------------------------------   --------   --------   --------   --------
Three Months Ended June 30 ........   $    127   $     44   $     83        188%
-----------------------------------   --------   --------   --------   --------
Six Months Ended June 30 ..........        274        139   $    135         97%
-----------------------------------   --------   --------   --------   --------

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2006 were $127,000, a 188% increase as compared to the 2005 period. Marketing and sales expenses for the six months ended June 30, 2006 were $274,000 a 97% increase as compared to the same period during 2005 The increase is due to certain expenses being classified as marketing and sales in 2006 compared to the prior year classification into general and administration.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and six months ended June 30, 2006 and 2005 break down as follows: (in thousands)

--------------------------------   --------   --------   --------    --------
General and Administrative .....     2006       2005      Change     % Change
--------------------------------   --------   --------   --------    --------
Three Months Ended June 30 .....   $    422   $    606   $   (184)        (30%)
--------------------------------   --------   --------   --------    --------
Six Months Ended June 30 .......        837      1,261       (424)        (34%)
--------------------------------   --------   --------   --------    --------

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2006 were $422,000, a 30% decrease as compared to the same period in 2005. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the six months ended June 30, 2006 were $837,000 a 34% decrease as compared to the same period in 2005. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2006.

PRODUCT DEVELOPMENT

         Our product development expense for the three and six months ended June 30, 2006 and 2005 break down as follows: (in thousands)

---------------------------------   --------   --------   --------    --------
Product Development .............     2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Three Months Ended June 30 ......   $      0   $     65   $    (65)       (100%)
---------------------------------   --------   --------   --------    --------
Six Months Ended June 30 ........          0        146       (146)       (100%)
---------------------------------   --------   --------   --------    --------

         The Company has suspended all product development during 2006 due to the Companies current financial conditions and therefore no expenses were incurred.

OTHER EXPENSE (INCOME), NET

         Our other expense (income) for the three months ended June 30, 2006 and 2005 break down as follows: (in thousands)

-------------------------------   --------    --------    --------   --------
Other (Income) Expenses .......     2006        2005       Change    % Change
-------------------------------   --------    --------    --------   --------
Three Months Ended June 30 ....     (2,516)   $   (974)   $  1,542        158%
-------------------------------   --------    --------    --------   --------
Six Months Ended June 30 ......     (2,449)       (968)      1,481        186%
-------------------------------   --------    --------    --------   --------

         Other income for the three months ended June 30, 2006 consists primarily of a gain in the amount of $312,000 from a legal settlement, and reversal of certain prior year accruals of $2,205,000, foreign currency exchange transactions gains and losses, and interest expense on debt. Other income for the six months ended was $2,449,000 as compared to $968,000 of income in the same period in 2005. The increase is attributable to a settlement in 2006 and reversal of certain prior year accruals.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, we had a working capital deficit of approximately $10 million, and our cash balance was approximately $142,000. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income or reducing expenditures.

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

         During the quarter ending June 30, 2006 the Company satisfied its debt to various Special Situations Funds by making a payment of approximately $239,000, and the issuance of 10,000,000 shares of stock resulting in a gain of $312,000 to the Company from the settlement. Also during the quarter ended June 30, 2006 the Company reversed approximately $2,205,000 of certain prior year accruals.

         Additionally, we have reduced in 2006 our fixed overhead commitments, and cancelled or suspended development on future titles. Management will continue to pursue various alternatives to improve future operating results.

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

         Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of $276,000 during the three months ended June 30, 2006.

         The Company had approximately $524,000 of deferred income and approximately $345,000 in royalty and licensing revenue in the six months ended June 30, 2006. However, the Company does not expect material income from the recognition of deferred income or other income during the remainder of 2006.

         We entered into various licensing and distribution agreements resulting in advance payments for the Company during the six months ended June 30, 2006. We expect that if cash is to be generated during subsequent quarters in 2006 the Company will do so, if it can, through similar license and distribution agreements.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

-----------------------  ---------  ---------  ---------  ---------  ---------
                                    LESS THAN    1 - 3      3 - 5    MORE THAN
CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR      YEARS      YEARS     5 YEARS
-----------------------  ---------  ---------  ---------  ---------  ---------
Lease Commitments (1) .         97                  --           97       --
-----------------------  ---------  ---------  ---------  ---------  ---------
 Total ................         97       --           97       --         --
-----------------------  ---------  ---------  ---------  ---------  ---------

         Our current cash reserves plus our expected cash from existing operations will only be sufficient to fund our anticipated expenditures to December 30, 2006. We will need to substantially reduce our working capital needs, continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

(1) We have a lease commitment at the Beverly Hills office through April 2008. We closed our location in Irvine, California.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of June 30 ,2006. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

         We recognized gains of $2,000 and $0 during the six months ended June 30, 2006 and 2005 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

         There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

         As of June 30, 2006, our cash balance was approximately $142,000 and our outstanding accounts payable and current liabilities totaled approximately $9.9 million. In particular, we have some significant creditors that comprise a substantial proportion of outstanding obligations, including many that have obtained judgments against us, that we might not be able to satisfy. During 2006 we have entered into various licensing and distribution agreements resulting in advance payments, which have generated cash for our operations, and we may not be able to enter into similar license and distribution arrangements in the future. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

         For the six months ended June 30, 2006, our net income from operations was $1,531,000 and for the year ended December 31, 2005, our net income from operations was $5.9 million. However, we have incurred significant net losses in previous years. As of June 30, 2006 we have an accumulated deficit of $132 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

         Titus owns approximately 58 million shares of common stock. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2003 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Currently, our Chief Executive Officer and interim Chief Financial Officer Herve Caen is a director of various Titus affiliates. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, Titus' bankruptcy could lead to a sale by its liquidator or other representative in bankruptcy, of shares Titus holds in us, and/or a sale of Titus itself which would result in a sale of control of our Company and such a sale may not be favorable to our other stockholders. Such a sale, including if it involves a dispersion of shares to multiple stockholders, further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

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

         Our revenues and cash flows could fall even further and our business and financial results could suffer material harm if:

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

         At this time the Company has suspended its product development division. We believe that our future revenue will continue to depend on successful distribution deals of back catalog properties. Further, if our products do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant pricing concessions to maintain our relationship with distributors. If we are forced to accept significant product returns or grant significant pricing concessions, our business and financial results could suffer material harm.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing, the balance of the amount due under the note by us is $372,000 payable in one remaining installment.

ITEM 6.  EXHIBITS

         (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  -----------------------------------------------------------------------
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

                                    INTERPLAY ENTERTAINMENT CORP.

Date:  August 14, 2006              By:    /S/ HERVE CAEN
                                          --------------------------------------
                                           Herve Caen,
                                           Chief Executive Officer and
                                           Interim Chief Financial Officer
                                           (Principal Executive and
                                           Financial and Accounting Officer)