Form 10-Q
period 2006-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2006-11-08
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             CLASS                  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2006
             -----                  --------------------------------------------

Common Stock, $0.001 par value                       103,855,634

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                 --------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2006 (unaudited) and December 31, 2005             3

              Condensed Consolidated Statements of Operations
              for the Three and Nine Months ended September 30,
              2006 and 2005 (unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2006 and
              2005 (unaudited)                                                 5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.       Controls and Procedures                                         17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               18

Item 1A.      Risk Factors                                                    18

Item 3.       Defaults Upon Senior Securities                                 26

Item 6.       Exhibits                                                        26

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                           2006             2005
                                                                      -------------    -------------
ASSETS                                                                 (unaudited)
Current Assets:
     Cash .........................................................   $      25,000    $     122,000
     Trade receivables, net of allowances
         of $ 0 and $94,000 respectively ..........................         138,000          445,000
     Inventories ..................................................           8,000            8,000
     Deposits .....................................................           4,000            8,000
     Prepaid expenses .............................................           8,000           60,000
     Other receivables ............................................          13,000            8,000
                                                                      -------------    -------------
         Total current assets .....................................         196,000          651,000


Property and equipment, net .......................................           4,000            7,000
Other assets ......................................................           8,000           15,000
                                                                      -------------    -------------
         Total assets .............................................   $     208,000    $     673,000
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current debt .................................................   $   1,564,000    $   1,549,000
     Accounts payable .............................................       5,992,000        9,560,000
     Accrued royalties ............................................         167,000          949,000
     Advances from distributors and others ........................         499,000          105,000
                                                                      -------------    -------------
         Total current liabilities ................................       8,222,000       12,163,000
                                                                      -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000 shares authorized;
        103,855,634 shares issued and outstanding .................         104,000           94,000
     Paid-in capital ..............................................     121,926,000      121,640,000
     Accumulated deficit ..........................................    (130,121,000)    (133,284,000)
     Accumulated other comprehensive income .......................          77,000           60,000
     Treasury stock of 4,658,216 shares of common stock ...........               0                0
                                                                      -------------    -------------
                 Total stockholders' deficit ......................      (8,014,000)     (11,490,000)
                                                                      -------------    -------------
                 Total liabilities and stockholders' deficit ......   $     208,000    $     673,000
                                                                      =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                    2006            2005             2006              2005
                                               -------------    -------------    -------------    -------------
                                                           (in thousands, except per share amounts)
Net revenues ...............................   $     335,000    $     426,000    $     643,000    $   1,352,000
Net revenues from related party distributors            --          3,842,000           38,000        4,178,000
                                               -------------    -------------    -------------    -------------
   Total net revenues ......................         335,000        4,268,000          681,000        5,530,000
Cost of goods sold .........................           5,000           13,000          157,000          281,000
                                               -------------    -------------    -------------    -------------
   Gross profit ............................         330,000        4,255,000          524,000        5,249,000

Operating expenses:
   Marketing and sales .....................          55,000           29,000          418,000          169,000
   General and administrative ..............         438,000          622,000        1,189,000        1,896,000
   Product development .....................            --             35,000             --            169,000
                                               -------------    -------------    -------------    -------------
      Total operating expenses .............         493,000          686,000        1,607,000        2,234,000
                                               -------------    -------------    -------------    -------------
Operating income (loss) ....................        (163,000)       3,569,000       (1,083,000)       3,015,000

Other income (expense):
      Interest expense .....................         (29,000)         (10,000)         (81,000)         (23,000)
      Other (Reversal of certain prior
      years accruals and accounts payable-
      2006 .................................       1,825,000        1,142,000        4,327,000        2,125,000
                                               -------------    -------------    -------------    -------------

Income before benefit for income taxes .....       1,633,000        4,701,000        3,163,000        5,117,000
Income taxes ...............................            --             (1,000)            --             (2,000)
                                               -------------    -------------    -------------    -------------
Net income .................................   $   1,633,000    $   4,700,000    $   3,163,000    $   5,115,000
                                               =============    =============    =============    =============



Net income per common share:
      Basic ................................   $        0.02    $        0.05    $        0.03    $        0.05
                                               =============    =============    =============    =============
      Diluted ..............................   $        0.02    $        0.05    $        0.03    $        0.05
                                               =============    =============    =============    =============

Shares used in calculating net income
per common share:
      Basic ................................     103,855,635       93,855,000       99,350,000       93,855,000
                                               =============    =============    =============    =============
      Diluted ..............................     103,855,635       93,855,000       99,350,000       93,855,000
                                               =============    =============    =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                         SEPT 30,
                                                               --------------------------
                                                                   2006           2005
                                                               -----------    -----------
Cash flows from operating activities:
   Net income ..............................................   $ 3,163,000    $ 5,115,000
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ........................         3,000        141,000
      Write-off of fixed assets ............................          --          247,000

Changes in operating assets and liabilities:
     Trade receivables, net ................................       307,000         59,000
     Inventories ...........................................          --           10,000
     Deposits ..............................................         4,000        (10,000)
     Prepaid expenses ......................................        52,000        (97,000)
     Other current assets, net .............................        (5,000)       129,000
     Other assets ..........................................         7,000        (25,000)
     Accounts payable ......................................    (3,552,000)       803,000
     Accrued royalties .....................................      (782,000)    (2,632,000)
     Payables to former related parties ....................          --       (3,509,000)
     Deferred Income (3rd Party) ...........................          --         (252,000)
     Restricted cash .......................................          --            2,000
     Advances from distributors ............................       394,000           --
     Accumulated other compensation income .................        16,000         (2,000)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities      (393,000)       (21,000)
                                                               -----------    -----------

Cash Flow from investing activities:
   Purchase of property and equipment ......................          --             --
                                                               -----------    -----------
         Net cash used in investing activities .............          --             --
                                                               -----------    -----------

Cash flows from financing activities:
   Repayment of current debt
   Issuance of stock to reduce debt ........................       296,000           --
                                                               -----------    -----------
         Net cash provided by (used in) financing activities       296,000           --
                                                               -----------    -----------
Effect of exchange rate changes on cash
Net increase (decrease) in cash ............................       (97,000)       (21,000)

Cash, beginning of period ..................................       122,000         29,000
                                                               -----------    -----------
Cash, end of period ........................................   $    25,000    $     8,000
                                                               ===========    ===========

Supplemental cash flow information:
   Cash paid for:
         Interest ..........................................   $         0    $    23,000
                                                               ===========    ===========


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

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, long-lived assets, and certain accrued liabilities related to litigation.

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

         On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. The Company owes a remaining balance of approximately $377,000 payable in one remaining installment. The Company is currently in default of the settlement agreement.

         In April 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $432,000. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company has another claim from the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has not accrued any amount for any remaining lease obligation, should such obligation exist. The Company is currently in default of the forbearance agreement.

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

         In August 2003, Reflexive Entertainment, Inc. filed an action against the Company, for failure to pay development fees, in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought, and obtained, judgment against the company for approximately $110,000.

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

         The Company was unable to meet certain 2004 payroll obligations to its employees; as a result, several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and obtained in August 2005 judgments totaling $118,000 in favor of former employees of the Company. Since this time $55,000 of the claims have been settled, leaving a balance of $63,000 unpaid.

         The Labor Board fined the Company approximately $79,000 for having lost workers' compensation insurance for a period of time. The Company is appealing the Labor Board fine.

         The Company received notice from the California State Board of Equalization of a balance due in the amount of $75,000 for a prior year audit. The Company is in the process of appealing the prior year audit calculations.

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

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues by geographic regions were as follows:

                       THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                   ----------------------------------------    ----------------------------------------
                          2006                  2005                  2006                  2005
                   ------------------    ------------------    ------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                 (Dollars in thousands)
North America ..   $   156         47%   $ 1,895         45%   $   200         29%   $ 1,940         35%
International ..       164         49%     2,316         54%       379         56%     3,419         62%
OEM, royalty and
   licensing ...        15          4%        57          1%       102         15%       171          3%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $   335        100%   $ 4,268        100%   $   681        100%   $ 5,530        100%
                   =======    =======    =======    =======    =======    =======    =======    =======


NOTE 4. REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLES

         During the quarter, the Company has reversed certain accruals and accounts payables of approximately $1,823,000. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three months ended September 30,               Nine months ended September 30,
                                 ------------------------------------------    ------------------------------------------
                                          2006                  2005                   2006                  2005
                                 -------------------    -------------------    -------------------    -------------------
                                                                    (Dollars in thousands)

                                            % of Net               % of Net               % of Net               % of Net
                                  Amount    Revenues     Amount    Revenues      Amount   Revenues     Amount    Revenues
                                 -------     -------    -------     -------    -------     -------    -------     -------
Net Revenues .................   $   335         100%   $ 4,268         100%   $   681         100%   $ 5,530         100%

Cost of goods sold ...........         5           1%        13        --          157          23%       281           5%
                                 -------     -------    -------     -------    -------     -------    -------     -------
     Gross Profit ............       330          99%     4,255         100%       524          77%   $ 5,249          95%


Operating Expenses:

   Marketing and sales .......        55          16%        29           1%       418          61%       169           3%

   General and administrative        438         131%       622          15%     1,189         175%     1,896          34%

   Product Development .......      --             0%        35           1%      --             0%       169           3%
                                 -------     -------    -------     -------    -------     -------    -------     -------
      Total operating expenses       493         147%       686          17%     1,607         236%     2,234          40%
                                 -------     -------    -------     -------    -------     -------    -------     -------

Operating income (loss) ......      (163)       -49%      3,569          83%    (1,083)      -159%    $ 3,015          55%


Other income (expenses):

   Other income ..............     1,796         536%     1,132          27%     4,246         623%     2,102          38%

   Income taxes ..............      --          --           (1)          0%      --          --           (2)          0%
                                 -------     -------    -------     -------    -------     -------    -------     -------
   Net income ................   $ 1,633         487%   $ 4,700         110%   $ 3,163         464%   $ 5,115          93%
                                 =======     =======    =======     =======    =======     =======    =======     =======


Net income by geographic
   region:

North America ................       156          47%   $ 1,895          44%       200          29%   $ 1,940          35%

International ................       164          49%     2,316          54%       379          56%     3,419          62%

Oem, royalty and licensing ...        15           4%        57           1%       102          15%       171           3%
                                 -------     -------    -------     -------    -------     -------    -------     -------
                                 $   335         100%   $ 4,268         100%   $   681         100%   $ 5,530         100%
                                 =======     =======    =======     =======    =======     =======    =======     =======


Net income by platform:

Personal computers ...........       106          32%   $   994          23%       210          31%   $ 1,333          24%

Video game console ...........       214          64%     3,217          75%       369          54%     4,026          73%

OEM, royalty and licensing ...        15           4%        57           1%       102          15%       171           3%
                                 -------     -------    -------     -------    -------     -------    -------     -------
                                 $   335         100%   $ 4,268         100%   $   681         100%   $ 5,530         100%
                                 =======     =======    =======     =======    =======     =======    =======     =======

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

         Geographically, our net revenues for the three and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

Three Months Ended September 30,       2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
North America ...................    $   156    $ 1,895    $(1,739)        (92%)
International ...................        164      2,316     (2,152)        (93%)
OEM, Royalty & Licensing ........         15         57        (42)        (74%)
Net Revenues ....................        335      4,268     (3,933)        (92%)


Nine Months Ended September 30,        2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
North America ...................    $   200    $ 1,940    $(1,740)        (90%)
International ...................        379      3,419     (3,040)        (89%)
OEM, Royalty & Licensing ........        102        171        (69)        (40%)
Net Revenues ....................        681      5,530     (4,849)        (88%)

         Net revenues for the three months ended September 30, 2006 were $335,000, a decrease of 92% compared to the same period in 2005. This decrease resulted from a 92% decrease in North American net revenues, a 74% decrease in OEM, royalty and licensing net revenues, and a 93% decrease in International net revenues.

         Net revenues for the nine months ended September 30, 2006 were $681,000, a decrease of 88% compared to the same period in 2005 due to the decrease in back catalog sales. This decrease resulted from a 90% decrease in North America net revenues and 40% decrease in OEM, Royalty and licensing revenues and a 89% decrease in International net revenues due to the decrease in back catalog sales.

         North American net revenues for the three months ended September 30, 2006 were $156,000. The decrease in North American net revenues in 2006 was mainly due to a 92% decrease in back catalog sales.

         North America net revenues for the nine months ended September 30, 2006 were $200,000. The decrease in North American net revenues in 2006 was mainly due to a 90% decrease in back catalog sales.

         International net revenues for the three months ended September 30, 2006 were $164,000. The decrease in International net revenues for the three months ended September 30, 2006 was mainly due to a 93% decrease in back catalog sales.

         International net revenues for the nine months ended September 30, 2006 were $379,000. The decrease in International net revenue for the nine months ended September 30, 2006 was mainly due to an 89% decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the three months ended September 30, 2006 were $15,000, a decrease of 74% as compared to the same period in 2005 due to a decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the nine months ended September 30, 2006 were $102,000, a decrease of 40% as compared to the same period in 2005 due to a decrease in back catalog sales.

PLATFORM NET REVENUES

         Our platform net revenues for the three and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

Three Months Ended September 30,       2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
Personal Computer ...............     $  106     $  994       (888)        (89%)
Video Game Console ..............        214      3,217     (3,003)        (93%)
OEM, Royalty & Licensing ........         15         57        (42)        (74%)
Net Revenues ....................        335      4,268     (3,933)        (92%)


Nine Months Ended September 30,        2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
Personal Computer ...............    $   210    $ 1,333    $(1,123)        (84%)
Video Game Console ..............        369      4,026     (3,657)        (91%)
OEM, Royalty & Licensing ........        102        171        (69)        (40%)
Net Revenues ....................        681      5,530     (4,849)        (88%)

         PC net revenues for the three months ended September 30, 2006 were $106,000, a decrease of 89% compared to the same period in 2005. The decrease in PC net revenues in 2006 was primarily due to lower back catalog sales. Video game console net revenues were $214,000, a decrease of 93% for the three months ended September 30, 2006 compared to the same period in 2005, mainly due to lower back catalog sales.

         PC net revenues for the nine months ended September 30, 2006 were $210,000, a decrease of 84% compared to the same period in 2005. The decrease in PC net revenues in the nine months ended September 30, 2006 was primarily due to lower back catalog sales. Video Game console net revenues were $369,000, a decrease of 91% for the nine months ended September 30, 2006 compared to the same period in 2005, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

         Our net revenues, cost of goods sold and gross margin for the three and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

Three Months Ended September 30,       2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
Net Revenues ....................    $   335    $ 4,268    $(3,933)        (92%)
Cost of Goods Sold ..............          5         13         (8)        (62%)
Gross Profit Margin .............        330      4,255     (3,925)        (92%)


Nine Months Ended September 30,        2006       2005      Change      % Change
---------------------------------    -------    -------    -------       -------
Net Revenues ....................    $   681    $ 5,530     (4,849)        (88%)
Cost of Goods Sold ..............        157        281       (124)        (44%)
Gross Profit Margin .............        524      5,249     (4,725)        (90%)


Three Months Ended September 30,        2006      2005      Change
---------------------------------    --------   -------    -------
Net Revenues ....................        100%       100%        0%
Cost of Goods Sold ..............          1%         1%        0%
Gross Profit Margin .............         99%        99%        0%


Nine Months Ended September 30,         2006      2005      Change
---------------------------------    --------   -------    -------
Net Revenues ....................         100%      100%        0%
Cost of Goods Sold ..............          23%        5%       18%
Gross Profit Margin .............          77%       95%      (18%)

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

         Our cost of goods sold decreased 62% to $5,000 in the three months ended September 30, 2006 compared to the same period in 2005.

         Our cost of goods sold decreased 44% to $157,000 in the nine months ended September 30, 2006 compared to the same period in 2005.

         Our gross margin was unchanged for the three months ended September 30, 2006 .

         Our gross margin decreased to 77% for the nine months ended September 30, 2005 period from 95% in the comparable 2005 period.

MARKETING AND SALES

         Our marketing and sales expense for the three months and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

Marketing and Sales                     2006       2005      Change     % Change
-----------------------------------   --------   --------   --------    --------
Three Months Ended September 30, ..   $     55   $     29   $     26         90%
Nine Months Ended September 30, ...        418        169   $    249        147%

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2006 were $55,000, a 90% decrease as compared to the 2005 period. Marketing and sales expenses for the nine months ended September 30, 2006 were $418,000 a 147% increase as compared to the same period during 2005 The increase is due to certain expenses being classified as marketing and sales in 2006 compared to the prior year classification into general and administration and a continued effort to sell back catalog products..

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

General and Administrative              2006       2005      Change     % Change
-----------------------------------   --------   --------   --------    --------
Three Months Ended September 30, ..   $    438   $    622   $   (184)      (30%)
Nine Months Ended September 30, ...      1,189      1,869       (680)      (36%)

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2006 were $438,000, a 30% decrease as compared to the same period in 2005. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the nine months ended September 30, 2006 were $1,189,000 a 36% decrease as compared to the same period in 2005. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel during 2006.

PRODUCT DEVELOPMENT

         Our product development expense for the three and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)


Product Development                     2006       2005      Change     % Change
-----------------------------------   --------   --------   --------    --------
Three Months Ended September 30, ..   $      0   $     35   $    (35)     (100%)
Nine Months Ended September 30, ...          0        169       (169)     (100%)

     The Company has suspended all product development during 2006 due to the Companies current financial conditions and therefore no expenses were incurred.

OTHER EXPENSE (INCOME), NET

         Our other expense (income) for the three months and nine months ended September 30, 2006 and 2005 break down as follows: (in thousands)

Other (Income) Expenses                 2006       2005      Change     % Change
-----------------------------------   --------   --------   --------    --------
Three Months Ended September 30, ..   $ (1,796)  $ (1,131)  $    665         59%
Nine Months Ended  September 30, ..     (4,246)    (2,102)     2,144        102%

         Other income for the three months ended September 30, 2006 consists primarily of reversals of prior years accruals in the amount of $790,000, and reversal of certain prior years payables in the amount of $1,033,000, foreign currency exchange transactions gains and losses, and interest expense on debt. Other income for the nine months ended was $4,246,000 as compared to $2,102,000 of income in the same period in 2005. The increase is mainly attributable to a settlement in 2006 and reversal of certain prior years accruals.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, we had a working capital deficit of approximately $8.2 million, and our cash balance was approximately $25,000. We currently have no cash reserves and are unable to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income or reducing expenditures.

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

         During the quarter ending September 30, 2006 the Company reversed approximately $790,000 of certain prior year accruals and approximately $1,033,000 of prior years accounts payables. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

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

         Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of $393,000 during the three months ended September 30, 2006.

         The Company had approximately $500,000 of deferred income and approximately $681,000 in royalty and licensing revenue in the nine months ended September 30, 2006. However, the Company does not expect material income from the recognition of deferred income or other income during the remainder of 2006.

         We entered into various licensing and distribution agreements resulting in advance payments for the Company during the nine months ended September 30, 2006. We expect that if cash flow from operations is to be generated during the remainder of 2006 the Company will do so, if it can, through similar license and distribution agreements.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       TOTAL    LESS THAN     1 - 3    3 - 5   MORE THAN
                                        1 YEAR       YEARS    YEARS    5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1)        184,000    114,000     70,000
--------------------------------------------------------------------------------
 Total                       184,000    114,000     70,000
--------------------------------------------------------------------------------
(1) We have a lease commitment at the Beverly Hills office through April 2008. We closed our location in Irvine, California.

         Our current cash reserves plus our expected cash from existing operations will only be sufficient to fund our anticipated expenditures to December 31, 2006. We will need to substantially reduce our working capital needs, continue to consummate certain licensing of intellectual properties or sales of assets and/or raise additional financing to meet our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of September 30, 2006. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

         Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

         We recognized net gains of $1,000 and $5,000 during the nine months ended September 30, 2006 and 2005 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

         There were no changes made in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

         As of September 30, 2006, our cash balance was approximately $25,000 and our outstanding accounts payable and current liabilities totaled approximately $8.2 million. In particular, we have some significant creditors that comprise a substantial proportion of outstanding obligations, including many that have obtained judgments against us, that we might not be able to satisfy. During 2006 we have entered into various licensing and distribution agreements resulting in advance payments, which have generated cash for our operations, and we may not be able to enter into similar license and distribution arrangements in the future. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets,
(ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

         For the nine months ended September 30, 2006, our net income from operations was $3.2 million and for the year ended December 31, 2005, our net income from operations was $5.9 million. We have had net income because of the reversal of deferred income items or reversal of prior accruals and accounts payables or income from settlements. We have incurred significant net losses in previous years from operations. As of September 30, 2006, we have an accumulated deficit of $130 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

OUR ABILITY TO EFFECT A FINANCING TRANSACTION TO FUND OUR OPERATIONS COULD ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

         If we are not able to raise additional sources of funding, including by sale or license of our assets, we may need to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing. To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. Our certificate of incorporation provides for the issuance of preferred stock however we currently do not have any preferred stock issued and outstanding. Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock. Material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

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

         Our revenues and cash flows could fall even further and our business and financial results could suffer material harm if:

         o        We fail to replace Vivendi as our distributor; or

         o Interplay Productions Ltd our wholly owned subsidiary fails to effectively distribute our products.

     We typically sell to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product. We confront the risk of non-payment from our customers, whether due to their financial inability to pay us, or otherwise. In addition, while we maintain an allowance for uncollectible receivables, the allowance may not be sufficient in every circumstance. As a result, a payment default by a significant customer could cause material harm to our business.

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

         We have incurred significant net losses prior to 2005. Our losses in the past stemmed partly from the significant costs we incurred to develop our entertainment software products, product returns and price concessions. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

         o        operating systems such as Microsoft Vista;

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. Subsequently, we entered into a payment plan with Warner Bros., of which we are currently in default. As of the date of this filing, the balance of the amount due under the note by us is $377,000 payable in one remaining installment.

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



                                      INTERPLAY ENTERTAINMENT CORP.


Date:  November 8, 2006               By: /S/ HERVE CAEN
                                          --------------------------------------
                                          Herve Caen,
                                          Chief Executive Officer and
                                          Interim Chief Financial Officer
                                          (Principal Executive and
                                          Financial and Accounting Officer)