Form 10-Q/A
period 2006-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2006-11-20
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Large accelerated filer [_]   Accelerated filer   [_] Non- accelerated filer [X]

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           CLASS                    ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2006
------------------------------      --------------------------------------------
Common Stock, $0.001 par value                       103,855,634

This amendment is being filed to correct an omission of footnote 5.


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                   FORM 10-Q/A

                               SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                 --------------

                                                                           Page
                                                                          Number
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2006 (unaudited) and December 31, 2005             3

              Condensed Consolidated Statements of Operations
              for the Three and Nine Months ended September 30,
              2006 and 2005 (unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2006 and
              2005 (unaudited)                                                 5

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.       Controls and Procedures                                         19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               20

Item 1A.      Risk Factors                                                    20

Item 3.       Defaults Upon Senior Securities                                 28

Item 6.       Exhibits                                                        28

SIGNATURES                                                                    29

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

NOTE 5.  OPTIONS AND WARRANTS  AGREED TO BE ISSUED  SUBSEQUENT  TO SEPTEMBER 30,
         2006.

On October 2, 2006 the Board of Directors of the Company approved the restructuring of certain compensatory arrangements of Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer of the Company. Under the restructuring $500,000 of Mr. Caen's earned but unpaid salary was converted to a conditional demand note (such note to be exercisable only if the tangible net worth of the Company exceeds $1 million or in a case of change in control) bearing a 5% annual interest rate and issued 1,000,000 10-year warrants to purchase common stock which are immediately exercisable. The pricing of such warrants was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such warrants shall have an exercise price of $.0279.

The Board of Directors also approved the conversion of $50,000 of his earned but yet unpaid director's cash compensation to a conditional demand note (such note to be exercisable only if the tangible net worth of the Company exceeds $1 million or in a case of change in control) bearing a 5% annual interest rate and issued 100,000 10-year warrants to purchase common stock which are immediately exercisable. The pricing of such warrants was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such warrants shall have an exercise price of $.0279.

The Board of Directors on October 2, 2006 reduced Mr. Herve Caen's CEO/Interim CFO salary to $250,000 per year and issued 5,000,000 10-year warrants to purchase common stock which are immediately exercisable. The pricing of such warrants was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such warrants shall have an exercise price of $.0279 .

On October 2, 2006 the Board of Directors converted Michel Welter's $85,000 earned but unpaid director's fees to a conditional demand note (such note to be exercisable only if the tangible net worth of the Company exceeds $1 million or in a case of change in control) bearing a 5% annual interest rate and issued 170,000 10-year warrants to purchase common stock which are immediately exercisable. The pricing of such warrants was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such warrants shall have an exercise price of $.0279.

On October 2, 2006 the Board of Directors converted Eric Caen's $50,000 earned but unpaid director's fees to a conditional demand note (such note to be exercisable only if the tangible net worth of the Company exceeds $1 million or in a case of change in control) bearing a 5% annual interest rate and issued 100,000 10-year warrants to purchase common stock which are immediately exercisable. The pricing of such warrants was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such warrants shall have an exercise price of $.0279.

On October 2, 2006 the Board of Directors issued 15,000 stock options to Michel Welter and Eric Caen for unpaid director's compensation for 2004, 2005 and 2006 tenure as directors. The pricing of such options was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such options shall have an exercise price of $.0279 and shall be exercisable consistently with the Company's common stock option plan as amended.

On October 2, 2006 the Board of Directors also suspended the cash compensation for director's fees to Michel Welter, Eric Caen and Herve Caen through September 2007 and issued 20,000 options per director instead of cash compensation. The pricing of such options was not to be determined until 2 business days after the filing of the Company's 10Q, and on November 15, 2006 the Board determined that such options shall have an exercise price of $.0279 and shall be exercisable consistently with the Company's common stock option plan as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q/A is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and presumes that readers have access to, and will have read, the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K.

         This Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to help identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", financing activities, future cash flows, cash constraints, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assume that we will continue as a going concern. Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled "Risk Factors" in Item 1A of part II of this Form 10-Q/A. Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

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


                                      INTERPLAY ENTERTAINMENT CORP.


Date:  November 20, 2006              By: /S/ HERVE CAEN
                                          --------------------------------------
                                          Herve Caen,
                                          Chief Executive Officer and
                                          Interim Chief Financial Officer
                                          (Principal Executive and
                                          Financial and Accounting Officer)