Form 10-K
period 2006-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2007-04-12
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [x] No [ ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x].

As of December 29, 2006, the aggregate market value of voting common stock held by non-affiliates was approximately $6,000,000 based upon the closing price of the Common Stock on that date.

Documents incorporated by reference

Portions of the registrant's definitive proxy statement relating to its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this report.


As of December 29, 2006, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006


                                                                            PAGE
                                                                            ----
PART I

     Item 1.   Business                                                        4

     Item 1A   Risk Factors                                                    8

     Item 2.   Properties                                                     13

     Item 3.   Legal Proceedings                                              13

     Item 4.   Submission of Matters to a Vote of Security Holders            15

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                            15

     Item 6.   Selected Financial Data                                        19

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            20

     Item 7A.  Quantitative and Qualitative Disclosure about
               Market Risk                                                    29

     Item 8.   Consolidated Financial Statements and Supplementary
               Data                                                           29

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            29

     Item 9A   Controls and Procedures

PART III

     Item 10.  Directors and Executive Officers of the Registrant             30

     Item 11.  Executive Compensation                                         30

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                 30

     Item 13.  Certain Relationships and Related Transactions                 30

     Item 14.  Principal Accounting Fees and Services                         30

PART IV

     Item 15.  Exhibits, Financial Statement Schedules.                       31

Signatures                                                                    32

Exhibit Index                                                                 33

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

     The Company is planning to exploit its Intellectual Property "Fallout" on Massively Multiplayer Online Gaming (MMOG) and is reviewing the financial avenues for funding MMOG.

     Our business and industry has certain risks and uncertainties. During 2006 we continued to operate under limited cash flow from operations. We expect to operate under improved cash constraints during 2007. During 2006, because of limited resources, we have been primarily engaged in exploiting existing titles. We have had no new internal development of software titles. For a fuller discussion of the risk and uncertainties relating to our financial results, our business and our industry, please see the section titled "Risk Factors" in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our principal activities involve publishing of video game products, licensing of our intellectual properties, online distribution, back catalog licensing and OEM/ merchandising.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our software as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name and certain of our product names and publishing labels. We have licensed certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such licenses. We also outsource, from time to time, some of our product development activities to third party developers. We contractually retain all intellectual property rights related to such projects. We also license certain products developed by third parties and pay royalties on such products.

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

PRODUCT DEVELOPMENT

     We currently do not have any new products under development.

     During the years ended December 31, 2006, 2005 and 2004, we spent $0, $300,000 and $2.6 million, respectively, on product research and development activities. Those amounts represented 0%, 3% and 20%, respectively, of net revenues in each of those periods.

SEGMENT INFORMATION

     We operate primarily in one industry segment, the development, publishing and distribution of interactive entertainment software. For information regarding the revenues and assets associated with our geographic segments, see
Note 13 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

SALES AND DISTRIBUTION

     NORTH AMERICA. We distribute and license rights to our products and Intellectual Properties in North America and other selected territories from our corporate offices in Beverly Hills, California.

     INTERNATIONAL. We distribute and license rights to our products and Intellectual Properties in Europe and other selected territories thru our wholly owned subsidiary, Interplay Productions Ltd,located in London, England..

LICENSING

     We entered into various licensing agreements during 2006 under which we licensed others to exploit games that we have intellectual property rights to.

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

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Activision, Atari, Capcom, Eidos, Electronic Arts, Konami, Lucas Arts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubi Soft. and Vivendi Games. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, also compete directly with us or have exclusive relationships with our competitors.

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

     As of  December  31,  2006,  we had 6  employees,  including  1 in software
engineering,   2  in  sales  and  marketing  and  3  in  finance,   general  and
administrative.

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

     As of December 31, 2006, our cash balance was approximately $50,000 and our working capital deficit totaled approximately $8.1 million. In particular, we have some significant creditors that comprise a substantial proportion of outstanding obligations, including many that have obtained judgments against us, that we might not be able to satisfy. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

         For the year ended December 31, 2006, our net income was $3.1 million, $4.5 million of our revenue was recognized from the reversals of certain settlements, reversal of reserves, prior year payables. The $4.5 million of reversals and settlements did not generate cash flow. However, since inception, we have incurred significant losses and negative cash flow. As of December 31, 2006 we had an accumulated deficit of $130 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back operations. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

     Titus owns approximately 58 million shares of common stock. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2003 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Currently, our Chief Executive Officer and interim Chief Financial Officer Herve Caen was a director of various Titus affiliates. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, Titus' bankruptcy could lead to a sale by its liquidator or other representative in bankruptcy, of shares Titus holds in us, and/or a sale of Titus itself which would result in a sale of control of our Company and such a sale may not be favorable to our other stockholders. Such a sale, including if it involves a dispersion of shares to multiple stockholders, further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

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

THERE ARE HIGH FIXED COSTS TO DEVELOPING OUR PRODUCTS. IF OUR REVENUES DECLINE BECAUSE OF DELAYS IN THE DISTRIBUTION OF OUR PRODUCTS, OR IF THERE ARE SIGNIFICANT DEFECTS OR DISSATISFACTION WITH OUR PRODUCTS, OUR BUSINESS COULD BE HARMED.

     Although for the year ended December 31, 2006, our net income was $3.1 million, $4.5 million was from one time non recurring events, and we have incurred significant net losses in previous years and $4.5 million did not generate cash flow. Our losses in the past stemmed partly from the significant costs we incurred to develop our entertainment software products, product returns and price concessions. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

     Relatively fixed costs and short windows in which to earn revenues mean that sales of new products are important in enabling us to recover our development costs, to fund operations and to replace declining net revenues from older products. Our failure to accurately assess the commercial success of our new products, and our delays in licensing existing products could reduce our net.

IF OUR PRODUCTS DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR BUSINESS COULD BE HARMED SIGNIFICANTLY.

     Consumer preferences for interactive entertainment software are always changing and are extremely difficult to predict. Historically, few interactive entertainment software products have achieved continued market acceptance. Instead, a limited number of releases have become "hits" and have accounted for a substantial portion of revenues in our industry. Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty. We expect the importance of introducing hit titles to increase in the future. We cannot assure you that our licensing of products will achieve significant market acceptance, or that we will be able to sustain this acceptance for a significant length of time if we achieve it.

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

     Our net revenues from international sales accounted for approximately 66% and 57% of our total net revenues for years ended December 31, 2006 and 2005, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

     Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing others' intellectual property rights may diminish. We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies. We lack resources to defend proprietary technology.

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

     o    operating systems;

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

ITEM 2.    PROPERTIES

     The Company's headquarters are located in Beverly Hills, California, where we leased approximately 3,100 square feet of office space. The facility is leased through April 2008. We are currently subleasing approximately 1,100 square feet of our facility to an independent third party. We also have a representation office in France.

ITEM 3.    LEGAL PROCEEDINGS

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

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against us in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. We owe a remaining balance of approximately $383,000 payable in one remaining installment. The Company is currently in default of the settlement agreement.

     In April 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $432,000. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has been in default of the forbearance agreement. On or about November 1, 2006, Arden filed an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it.

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,000 plus interest, in connection with an exclusive distribution agreement. This claim was settled for $100,000, payable in twelve installments, however, the Company was unable to satisfy its payment obligations and consequently, Monte Cristo has filed a stipulated judgment against the Company in the amount of $100,000 additional interest has accrued in the amount of $26,548, the total outstanding balance at December 31, 2006 is $126,548. If Monte Cristo executes the judgment, it will negatively affect the Company's cash flow, which could further restrict the Company's operations and cause material harm to our business.

     In August 2003, Reflexive Entertainment, Inc. filed an action against the Company for failure to pay development fees in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company for approximately $110,000. On or about November 1, 2006, Reflexive joined Arden in the filing of an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it.

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

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $110,000 pursuant to section 166 and section 186 of the Internal Revenue Code in payroll tax penalties, and interest for late filing and late payment of payroll taxes. Approximately $110,000 has been accrued as of December 31, 2006 but remains unpaid. The Company received notice from the Employment Development Department (EDD) that it owes approximately $103,000 in payroll taxes, interest and penalties for the periods ending 2003, 2004 and 2005 which has been accrued for December 31, 2006. The Company is in the process of establishing a payment plan with the Employment Development Department.

     The Company was unable to meet certain 2004 payroll obligations to its employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board"). The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and obtained in August 2005 judgments totaling $118,000 in favor of former employees of the Company , since this time $44,000 of the claims have been settled leaving, a balance of $74,000. On or about November 1, 2006, two employees joined Arden and Reflexive in the filing of an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it.

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled in 2004. The company subsequently entered into new workers compensation insurance plan.

The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. The Company is appealing the Labor Board fines.

     The Company received notice from the California State Board of Equalization of a balance due in the amount of $73,000 for a prior year audit. The Company has engaged an independent specialized accounting firm to appeal the prior year audit calculations and submit a settlement proposal to the California State Board of Equalization.

     On September 14, 2005, Network Commercial Service, Inc. ("NCS") filed an action against the Company alleging breach of contract relating to the provision of copying equipment. NCS subsequently obtained a judgment against the company for approximately $140,000.

     On April 22, 2005, Mark Strecker filed an action against the Company for various claims alleging unpaid services in the amount of $35,000. The Company is evaluating the merit of the lawsuit.

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

o On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for its shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that the Company therefore, liable to pay Special Situations $1.3 million. Special Situations entered into a settlement agreement with the Company in December, 2003 contemplating payments over time, which the Company later defaulted. In August, 2004 the Company entered into a stipulation of settlement on which it later defaulted. On January 12, 2005 a judgment of approximately $776,000 was entered in the State of New York and on February 4, 2005 a judgment reflecting the January 12, 2005 judgment was entered in the State of California. On May 3, 2006 the Company entered into a Stipulation of Settlement. Under this Stipulation of Settlement, the Company issued a total of 10,000,000 shares of its unregistered common stock and made a payment in the amount of approximately $239,000. Following the issuance of such shares, and in consideration of such issuance and such payment, satisfaction of judgments in the amount of approximately $776,000 were filed. Such shares were issued in a private placement pursuant to section 4(2) of the Securities Act of 1933 and were issued at a price of $.0296 per share, using a value based on the then current market price of shares of common stock discounted by such newly issued shares.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company trades on the NASD-operated Over-the-Counter Bulletin Board. Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol "IPLY" or while non-compliant "IPLYE". At March 19, 2007, there were 100 holders of record of our common stock.

     The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2006                     HIGH              LOW
------------------------------------                   -------           -------

First Quarter ..............................           $   .04           $   .01
Second Quarter .............................               .04               .02
Third Quarter ..............................               .03               .01
Fourth Quarter .............................               .29               .01

FOR THE YEAR ENDED DECEMBER 31, 2005                     HIGH              LOW
------------------------------------                   -------           -------

First Quarter ..............................           $   .02           $   .01
Second Quarter .............................               .01               .01
Third Quarter ..............................               .01               .01
Fourth Quarter .............................               .01               .01

DIVIDEND POLICY

     It is not currently our policy to pay dividends.

SECURITIES ISSUANCES

     10,000,000 new shares were issued during the period ending December 31, 2006. (See Special Situation in Item 3 Legal Proceedings)

     On October 2, 2006 the Company issued 6,370,000 warrants to purchase the Company's common stock at $.0279 per share (average closing price over ten days subsequent to the resolution authorizing the issuance of the warrants) to the officer and directors.

     The 6,100,000 warrants were issued to the officer to reduce his compensation and to convert a portion of his unpaid compensation into a conditional demand note. The conditions includes that such note will be paid only if the tangible net worth of the Company exceeds $1 million or in a case of change in control. The demand note will accrue interest at a rate of 5% annually. These warrants were valued using the Black-Scholes Model.

     In addition 270,000 warrants were issued to the directors to convert their earned but unpaid director's fees to conditional demand notes. The conditions include that such notes will be paid only if the tangible net worth of the Company exceeds $1 million or in a case of change in control. The demand notes will accrue interest at a rate of 5% annually. These warrants were valued using the Black-Scholes Model.

     On October 2, 2006 the Company issued 2,570,000 options to directors and senior employees to purchase the Company's common stock at $.045 per share.

     Such  warrants and options were issued in a private  placement  pursuant to section 4 (2) of the Securities Act of 1933.

STOCK COMPENSATION PLANS

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006:

                                                                                Number of securities
                                                                               remaining available for
                           Number of securities to   01Weighted-average     future issuance under equity
                           be issued upon exercise     exercise price of         compensation plans
                           of outstanding options,   outstanding options,       (excluding securities
                             warrants and rights      warrants and rights     reflected in column (a))
-------------------------- ------------------------- ---------------------- -----------------------------
                                     (a)                      (b)                        (c)
Equity compensation
  plans approved by
  security holders
Equity compensation
  plans not approved
  by security holders             9,970,298                 0.029                     7,360,000
                           ------------------------- ---------------------- -----------------------------
Total                             9,970,298                 0.029                     7,360,000
                           ========================= ====================== =============================


     We have one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), we may grant up to 10 million options to our employees, consultants and directors, which generally vest from three to five years.

     There were differences between the exercise price and the estimated fair market value as compensation expense in the amount of $40,000, $0 and $0, respectively, for financial reporting purposes. There was no compensation expense for any vested portion for the years 2005 and 2004 respectively and 2006 the Company recorded a charge to income of $40,000 under FASB 123R.

PERFORMANCE GRAPH

     The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2001 to December 31, 2006, compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Media General Index 820*. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices. Information presented below is as of the end of the fiscal year ended December 31, 2006.

                          [PERFORMANCE GRAPH OMITTED]

----------------------------- ----------- ----------- ---------- ----------- ----------- -----------
                                   12/01       12/02      12/03       12/04       12/05       12/06
----------------------------- ----------- ----------- ---------- ----------- ----------- -----------
INTERPLAY ENTERTAINMENT CORP.     100.00       13.04      16.30        3.04        1.74       29.35
NASDAQ COMPOSITE                  100.00       71.97     107.18      117.07      120.50      137.02
NEW PEER GROUP                    100.00       77.53     141.43      184.44      164.44      169.50
OLD PEER GROUP                    100.00       70.27     127.35      166.00      153.05      156.65


     In any of our fillings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended that incorporate this performance graph and the data related thereto by reference, this performance graph and data related thereto will be considered excluded from the incorporation by reference and will not be deemed a part of any such other filing unless we expressly state that the performance graph and the data related thereto is so incorporated.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheets data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.

                                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          2006         2005        2004         2003         2002
                                                       ---------    ---------   ---------    ---------    ---------
                                                                   (Dollars in thousands, except share
                                                                           and per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues .......................................   $     967    $   7,158   $  13,197    $  36,301    $  43,999
Cost of goods sold .................................         167          478       6,826       13,120       26,706
                                                       ---------    ---------   ---------    ---------    ---------
Gross profit .......................................         800        6,680       6,371       23,181       17,293
Operating expenses .................................       2,069        3,197       8,853       21,787       29,653
                                                       ---------    ---------   ---------    ---------    ---------
Operating (income) loss ............................      (1,269)       3,483      (2,482)       1,394      (12,360)
Sale of subsidiary .................................        --           --          --           --         28,813
Other income (expense) .............................       4,348        2,445      (2,094)         (82)      (1,531)
                                                       ---------    ---------   ---------    ---------    ---------
Income (loss) before income taxes ..................       3,079        5,928      (4,576)       1,312       14,922
Provision (benefit) for income taxes ...............        --           --           154         --           (225)
                                                       ---------    ---------   ---------    ---------    ---------
Net income (loss) ..................................   $   3,079    $   5,928   $  (4,730)   $   1,312    $  15,147
                                                       =========    =========   =========    =========    =========

Cumulative dividend on participating preferred stock   $    --      $    --     $    --      $    --      $     133
Accretion of warrant ...............................        --           --          --           --           --
                                                       ---------    ---------   ---------    ---------    ---------
Net income (loss) available to common stockholders .   $   3,079    $   5,928   $  (4,730)   $   1,312    $  15,014
                                                       =========    =========   =========    =========    =========
Net income (loss) per common share:
     Basic .........................................   $   0.030    $   0.063   $   (0.05)   $    0.01    $    0.18
     Diluted .......................................   $   0.028    $   0.063   $   (0.05)   $    0.01    $    0.16
Shares used in calculating net income (loss) per
   common share - basic ............................     100,513       93,856      93,856       93,852       83,585
Shares used in calculating net income (loss) per
   common share - diluted ..........................     102,603       93,856      93,856      104,314       96,070

SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America .................................   $     203    $   2,885   $   1,544    $  13,541    $  26,184
     International .................................         632        4,056       9,934        6,484        5,674
     OEM, royalty and licensing ....................         132          217       1,720       16,276       12,141

Net revenues by platform:
     Personal computer .............................   $     456    $     631   $   1,817    $   7,671    $  15,802
     Video game console ............................         379          971       9,660       12,354       16,056
     OEM, royalty and licensing ....................         132          217       1,720       16,276       12,141
     Recognition of Revenue from expired contracts .        --          4,571        --           --           --
                              Online licensing .....        --            768        --           --           --

                                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          2006         2005        2004         2003         2002
                                                       ---------    ---------   ---------    ---------    ---------
BALANCE SHEETS DATA:                                                      (Dollars in thousands)
Working capital (deficiency) .......................   $  (8,098)   $ (11,497)   $ (17,852)   $ (14,750)   $ (17,060)
Total assets .......................................         323          673          834        5,486       14,298
Total debt .........................................       1,572        1,549        1,575          837        2,082
Stockholders' equity  (deficit) ....................      (8,087)     (11,490)     (17,362)     (12,636)     (13,930)

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

     During  2006  we  continued  to  operate   under  limited  cash  flow  from
operations. We expect to operate under improved cash constraints during 2007.

     Although we are now able to pay our current obligations as they come due, we continue to face difficulties in paying off older liabilities, incurred judgments and have pending litigation as a result of our continuing cash flow difficulties.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the December 31, 2006 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     We entered into various licensing agreements during 2006 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2007 to enter into similar license arrangements to generate cash for the Company's operations.

     Our products were either designed and created by our employees or by external software developers. When we used external developers, we typically advanced development funds to the developers in installment payments based upon the completion of certain milestones. These advances were typically considered advances against future royalties. We currently have no product in development with external developers. We plan on creating additional products through external developers but no assurance can be made that it will be successful.

     Our operating results will continue to be impacted by economic, industry and business trends affecting the interactive entertainment industry. Our industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. With the release of new console systems by Sony, Nintendo and Microsoft, our industry has entered into a new cycle that could affect marketability of new products if any.

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

     Sales were formerly made by two distributors, Vivendi and Avalon, an affiliate of our majority shareholder Titus Interactive S.A.until we ended our relationship with them during 2005. We recognize revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of our products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, we recognize revenue at the delivery and acceptance of the product gold master. We recognize per copy royalties on sales that exceed the guarantee as copies are duplicated.

     The Company recognizes revenue from sales by distributors, net of sales commissions, only as the distributor recognizes sales of the Company's products to unaffiliated third parties. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized as earned. guaranteed minimum royalties on sales, where the guarantee is not recognized upon delivery, are recognized as the minimum payments come due. The Company recognizes revenue on expired contracts when the termination date of the contract is reached because guaranteed minimum royalties are not reimbursable and are recorded as revenue.

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

PREPAID LICENSES AND ROYALTIES

     Prepaid licenses and royalties consist of license fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties are prepayments made to independent software developers under developer arrangements that have alternative future uses. These payments are contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances are recoupable against future sales based upon the contractual royalty rate. We amortize the cost of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. We amortized these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflects our typical product life cycle. Our management relies on forecasted revenue to evaluate the future realization of prepaid royalties and charges to cost of goods sold any amounts they deem unlikely to be fully realized through future sales. Such costs are classified as current and non current assets based upon estimated product release date. If actual revenue, or revised sales forecasts, fall below the initial forecasted sales, the charge may be larger than anticipated in any given quarter. Once the charge has been taken, that amount will not be expensed in future quarters when the product has shipped.

SOFTWARE DEVELOPMENT COSTS

     Our internal research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under our practice of developing new products, the technological feasibility of the underlying software is not established until substantially all of the product development is complete. As a result, we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant.

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

RESULTS OF OPERATIONS

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 2006        2005       2004
                                               --------    --------   --------
STATEMENTS OF OPERATIONS DATA:
Net revenues ................................       100 %       100 %      100 %
Cost of goods sold ..........................        17           7         52
                                               --------    --------   --------
Gross margin ................................        83          93         48
Operating expenses:
     Marketing and sales ....................        52           4         13
     General and administrative .............       161          37         34
     Product development ....................      --             4         20
     Other ..................................                             --
                                               --------    --------   --------
     Total operating expenses ...............       213          45         67
                                               --------    --------   --------
Operating income (loss) .....................      (130)         48        (19)
Other income (expense) ......................       449          34        (16)
                                               --------    --------   --------
Income (loss) before provision
  for income taxes ..........................       319          82        (35)
Provision for income taxes ..................                                1
                                               --------    --------   --------
Net income (loss) ...........................       319 %        82 %      (36)%
                                               ========    ========   ========
SELECTED OPERATING DATA:
Net revenues by segment:
     North America ..........................        21          41 %       12 %
     International ..........................        66          56         75
     OEM, royalty and licensing .............        13           3         13
                                               --------    --------   --------
                                                    100         100 %      100 %
                                               ========    ========   ========
Net revenues by platform:
     Personal computer ......................        47           9 %       14 %
     Video game console .....................        39          14         73
     OEM, royalty and licensing .............        14           3         13
    Recognition of revenue on
      expired contracts .....................       N/A          63        N/A
    Online licensing ........................       N/A          11        N/A
                                               --------    --------   --------
                                                    100 %       100 %      100 %
                                               ========    ========   ========

     Geographically, our net revenues for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                             2006     2005    Change    % Change
-----------------------------------------   ------   ------   ------    --------
North America ...........................      203    2,885   (2,682)    (92.9)%
-----------------------------------------   ------   ------   ------    --------
International ...........................      632    4,056   (3,424)    (84.4)%
-----------------------------------------   ------   ------   ------    --------
OEM, Royalty & Licensing ................      132      217      (85)      (.4)%
-----------------------------------------   ------   ------   ------    --------
Net Revenues ............................      967    7,158   (6,191)    (86.5)%
-----------------------------------------   ------   ------   ------    --------

     Geographically, our net revenues for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005     2004    Change    % Change
---------------------------------------   ------   ------   ------    --------
North America .........................    2,885    1,544    1,341        86.9%
---------------------------------------   ------   ------   ------    --------
International .........................    4,056    9,934   (5,878)      (59.2)%
---------------------------------------   ------   ------   ------    --------
OEM, Royalty & Licensing ..............      217    1,720   (1,503)      (87.3)%
---------------------------------------   ------   ------   ------    --------
Net Revenues ..........................    7,158   13,197   (6,039)      (45.7)%
---------------------------------------   ------   ------   ------    --------

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the year ended December 31, 2006 were $ 967,000, a decrease of 86.5% compared to the same period in 2005. This decrease resulted from a 92.9% decrease in North American net revenue, and a 84.4% decrease in International net revenue, royalty and licensing revenues and a .4% decrease in OEM net revenue.

     Net revenues for the year ended December 31, 2005 were $7.1 million, a decrease of 45.7% compared to the same period in 2004. This decrease resulted from a 59.2% decrease in International net revenues and a 87.3% decrease in OEM, royalties and licensing revenues, offset by a 86.9% increase in North American net revenues.

     North American net revenues for the year ended December 31, 2006 were $203,000 as compared to $2.9 million for the year ended December 31, 2005. The decrease in North American net revenues in 2006 was mainly due to no longer recognizing as income advanced royalties on expired contracts and no new product releases during the twelve months ended December 31, 2006.

     North American net revenues for the year ended December 31, 2005 were $2.9 million as compared to $1.5 million for the year ended December 31, 2004. The increase in North American net revenues in 2005 was mainly due to the recognition of deferred revenue in the amount of $2.1 million on contracts expiring and the balance attributable to licensing, royalties and catalog sales.

     We expect that our North American publishing net revenues will increase in 2007 compared to 2006, mainly due to increased catalog sales.

     International net revenues for the year ended December 31, 2006 were $632,000, a decrease of $3.4 million as compared to International net revenues for the year ended December 31, 2005. The decrease in International net revenues compared to the year ended December 31, 2005 was mainly due to recognizing as income advanced royalties on expired contracts and no new product releases during the twelve months ended December 31, 2006

     International net revenues for the year ended December 31, 2005 were $4.0 million, a decrease of $5.8 million as compared to International net revenues for the year ended December 31, 2004. Included in the $4.0 million are $2.5 million of recognition of deferred revenues on contracts expiring. The decrease in International net revenues compared to the year ended December 31, 2004 was mainly due to releasing no new product during the twelve months ended December 31, 2005 compared to releasing BALDUR'S GATE DARK ALLIANCE II and FALLOUT:
BROTHERHOOD OF STEEL during 2004.

     We expect that our International publishing net revenues will increase in 2007 as compared to 2006, mainly due to increased catalog sales.

     OEM, royalty and licensing net revenues for the year ended December 31, 2006 were $132,000, a decrease of $85,000 as compared to the same period in 2005. The decrease in OEM business was mainly attributable to our reorganization.
     OEM, royalty and licensing net revenues for the year ended December 31, 2005 were $.2 million, a decrease of $1.5 million as compared to the same period in 2004. The OEM business decreased $1.5 million as a consequence of our reorganization.

PLATFORM, EXPIRED CONTRACTS AND LICENSING DEALS NET REVENUES

     Our platform, expired contracts and licensing deals net revenues for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                    2006     2005    Change    % Change
--------------------------------   ------   ------   ------    --------
Personal Computer ..............      456      631     (175)      (27.7)%
--------------------------------   ------   ------   ------    --------
Video Game Console .............      379      971     (592)      (60.9)%
--------------------------------   ------   ------   ------    --------
OEM, Royalty & Licensing .......      132      217      (85)      (39.2)%
--------------------------------   ------   ------   ------    --------
Recognition of revenue on
  expired contracts ............     --      4,571   (4,571)     (100.0)%
--------------------------------   ------   ------   ------    --------
Online Licensing ...............     --        768     (768)     (100.0)%
--------------------------------   ------   ------   ------    --------
Net Revenues ...................      967    7,158   (6,191)      (86.5)%
--------------------------------   ------   ------   ------    --------

     PC net revenues for the year ended December 31, 2006 were $456,000, a decrease of 27.7% compared to the same period in 2005. The decrease in PC net revenues in 2006 was primarily due to no new releases and the expiration of our distribution agreement with Vivendi ending in 2005. We expect our PC net revenues to increase in 2007 as compared to 2006 as we continue to exploit our back catalog.

     Our video game console net revenues for the year ended December 31, 2006 were $379,000 a decrease of 60.9% compared to the same period in 2005. There was no revenue recognition from deferred revenue of expired contracts for the year ended December 31, 2006. Licensing for the year ended December 31, 2006 were $0. The decrease in video game console net revenues was primarily due to no new releases. Our catalog sales also decreased in 2006 as compared to 2005. Since we anticipate releasing new console titles in 2007, we expect our video game console net revenues to increase in 2007.

     Our platform, expired contracts and licensing deals net revenues for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                    2005     2004    Change    % Change
--------------------------------   ------   ------   ------    --------
Personal Computer ..............      631    1,817   (1,186)      (65.3)%
--------------------------------   ------   ------   ------    --------
Video Game Console .............      971    9,660   (8,689)      (89.9)%
--------------------------------   ------   ------   ------    --------
OEM, Royalty & Licensing .......      217    1,720   (1,503)      (87.4)%
--------------------------------   ------   ------   ------    --------
Recognition of revenue on
  expired contracts ............    4,571        0    4,571         N/A
--------------------------------   ------   ------   ------    --------
Online Licensing ...............      768        0      768         N/A
--------------------------------   ------   ------   ------    --------
Net Revenues ...................    7,158   13,197   (6,039)      (45.8)%
--------------------------------   ------   ------   ------    --------

     PC net revenues for the year ended December 31, 2005 were $631,000, a decrease of 65.3 % compared to the same period in 2004. The decrease in PC net revenues in 2005 was primarily due to no new releases.

     Our video game console net revenues for the year ended December 31, 2005 were $1 million a decrease of 89.9% compared to the same period in 2004. Revenue recognition from deferred revenue of expired contracts for the year ended December 31, 2005 were $4.6 million. Licensing for the year ended December 31, 2005 were $1 million. The decrease in video game console net revenues was primarily due to no new releases. Our catalog sales also decreased in 2005 as compared to 2004.

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

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                           2006     2005    Change    % Change
---------------------------------------   ------   ------   ------    --------
Net Revenues ..........................      967    7,158   (6,191)      (86.5)%
---------------------------------------   ------   ------   ------    --------
Cost of Goods Sold ....................      167      478     (311)      (65.1)%
---------------------------------------   ------   ------   ------    --------
Gross Margin ..........................      800    6,680   (5,880)      (88.0)%
---------------------------------------   ------   ------   ------    --------

     Our cost of goods sold decreased to $167,000 in the year ended December 31, 2006 compared to $478,000 in the same period in 2005. We expect our cost of goods sold to increase in 2007 as compared to 2006 because we anticipate new product releases.

     Our gross margin decreased to $800,000 for the twelve months ended December 31, 2006 from $6.7 million in the comparable period in 2005. The decrease in gross margin was mainly attributable to our decrease in revenue.

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005     2004    Change    % Change
---------------------------------------   ------   ------   ------    --------
Net Revenues ..........................    7,158   13,197   (6,039)      (45.8)%
---------------------------------------   ------   ------   ------    --------
Cost of Goods Sold ....................      478    6,826   (6,348)        (93)%
---------------------------------------   ------   ------   ------    --------
Gross Margin ..........................    6,680    6,371      309         4.8%
---------------------------------------   ------   ------   ------    --------

     Our cost of goods sold decreased 93% to $478,000 million in the year ended December 31, 2005 compared to $6.8 million in the same period in 2004.

     Our gross margin increased to 93.3% for the twelve months ended December 31, 2005 from 48.2% in the comparable period in 2004.

MARKETING AND SALES

     Our marketing and sales expenses for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                              2006     2005    Change   % Change
------------------------------------------   ------   ------   ------   -------
Marketing and Sales ......................      509      312      197     63.1%
------------------------------------------   ------   ------   ------   -------

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2006 were $509,000, a 63.1% increase as compared to the 2005 period. The increase in marketing and sales expenses is due to certain expenses being classified as marketing and sales in 2006 compared to the prior year classification into general and administration and a continued effort to sell back catalog products. We expect our marketing and sales expenses to increase in 2007 compared to 2006, as we expect to ship new products.

     Our marketing and sales expenses for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005     2004    Change    % Change
---------------------------------------   ------   ------   ------    --------
Marketing and Sales ...................      312    1,703   (1,391)      (81.7)%
---------------------------------------   ------   ------   ------    --------

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2005 were $312,000 million, a 81.7% decrease as compared to the 2004 period. The decrease in marketing and sales expenses is due primarily to no new releases.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expenses for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                            2006     2005    Change   % Change
----------------------------------------   ------   ------   ------   --------
General and Administrative .............    1,560    2,617    1,057      (40.4)%
----------------------------------------   ------   ------   ------   --------

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the year ended December 31, 2006 were $1.6 million, a 40.4% decrease as compared to the same period in 2005. The decrease is mainly due to decreases in personnel costs and general expenses during 2006. The decrease in General and administrative expenses is due to certain expenses being classified as marketing and sales in 2006 compared to the prior year classification into general and administration .

     Our general and administrative expenses for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005     2004    Change    % Change
---------------------------------------   ------   ------   ------    --------
General and Administrative ............    2,617    4,514   (1,897)        (42)%
---------------------------------------   ------   ------   ------    --------

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

PRODUCT DEVELOPMENT

     Our product development expenses for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                           2006     2005    Change    % Change
---------------------------------------   ------   ------   ------    --------
Product Development ...................        0      268     (268)       (100)%
---------------------------------------   ------   ------   ------    --------

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2006 were $ 0, a 100% decrease as compared to the same period in 2005. This decrease was due to us not having any new product in development.

     Our product development expenses for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005     2004    Change    % Change
---------------------------------------   ------   ------   ------    --------
Product Development ...................      268    2,636   (2,368)      (89.8)%
---------------------------------------   ------   ------   ------    --------

     We charge internal product development expenses, which consist primarily of personnel and support costs, to operations in the period incurred. Product development expenses for the year ended December 31, 2005 were $268,000, a 89.8% decrease as compared to the same period in 2004. This decrease was mainly due to a $2.4 million decrease in personnel costs and general expenses as a result of a reduction in headcount and the closure of our internal development studio during the year.

OTHER EXPENSE (INCOME), NET

     Our other expense for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                           2006      2005     Change   % Change
---------------------------------------   ------    ------    ------   --------
Other Expense (Income) ................   (4,348)   (2,445)    1,903         78%
---------------------------------------   ------    ------    ------   --------

     Other income consists primarily of settlement in the amount of approximately $310,000, reversal of reserves in the amount of approximately $2.2 million, reduction of accrued royalties in the amount of $810,000, reversals of accounts payable in the amount of $1.2 million, interest expense in the amount of $135,000.and additional miscellaneous income.

     Our other expense for the years ended December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                           2005      2004    Change    % Change
---------------------------------------   ------    ------   ------    --------
Other Expense (Income) ................   (2,445)    2,248   (4,693)        208%
---------------------------------------   ------    ------   ------    --------

     Other income consists primarily of a settlement which was a reduction of accrued royalties, accrued expenses and accounts payable in the amount of $1 million, an additional adjustment to accrued royalties in the amount of $1.6 million, an immaterial impairment of assets of $.3 million, recovery of bad debt in the amount of $.06 million, an additional write down of Titus Software in the amount of $.2 million, and immaterial foreign currency exchange transactions gains and losses.

PROVISION (BENEFIT) FOR INCOME TAXES

     We recorded no tax provision for the years ended December 31, 2006, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2006, we had a working capital deficit of approximately $8.1 million, and our cash balance was approximately $50,000. We currently have no cash reserves and are only able to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

     We have substantially reduced our operating expenses and have licensed two of our Intellectual Properties, Earthworm Jim and Fallout to third parties. If we do not receive sufficient financing or income we may (i) liquidate assets,
(ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy or being the subject of involuntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

     Additionally, we have reduced our fixed overhead commitments, and cancelled or suspended development on future titles and scaled back certain marketing programs associated with the cancelled projects. Management will continue to pursue various alternatives to improve future operating results.

     We continue to seek external sources of funding, including but not limited to, incurring debt, the sale of assets or stock, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve our long-term strategic objectives.

     We have been operating without a credit facility since October 2001, which has adversely affected cash flow. Although we are now able to pay our current liabilities, we continue to face difficulties in paying our historical vendors, and employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to improve during 2007.

     Historically, we have funded our operations primarily through cash flow from operations, including royalty and distribution fee advances.

     Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of $72,000 during the twelve months ended December 31, 2006, primarily attributable to licensing and distribution net of expenditures.

     The Company had $4.5 million in income from recognition of one time non recurring events; however the Company does not expect material further non recurring income in 2007.

     We entered into various licensing agreements during 2006 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2007 to enter into similar license arrangements to generate cash for the Company's operations.

     Currently the Company has no internal development of new titles.

     The Company is planning to exploit its Intellectual Property "Fallout" on Massively Multiplayer Online Gaming (MMOG) and is reviewing the financial avenues for funding MMOG.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).
                                                LESS                      MORE
                                                THAN    1 - 3    3 - 5    THAN
CONTRACTUAL OBLIGATIONS               TOTAL    1 YEAR   YEARS    YEARS   5 YEARS
-----------------------------------   ------   ------   ------   ------  -------
Lease Commitments (1) .............      162      121       41        0        0
-----------------------------------   ------   ------   ------   ------  -------

(1) We have a lease commitment at the Beverly Hills office through April 2008. We also have a lease commitment at the French representation office through February 28, 2008 with an option for an additional 6 years.

     Our current cash reserves plus our expected cash from existing operations will only be sufficient to fund our anticipated expenditures to March 31, 2008. We will need to continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

ACTIVITIES WITH RELATED PARTIES

     Our operations in prior years involved significant transactions with our majority stockholder Titus and its affiliates. We had a major distribution agreement with Avalon, an affiliate of Titus which is now cancelled.

TRANSACTIONS WITH TITUS AND AFFILIATES

     Titus (placed in involuntary liquidation in January 2005) presently owns approximately 58 million shares of our common stock.

     As of December 31, 2006 and December 31, 2005, Titus and its affiliates owed us $0 and $105,000, respectively. We owed Titus and its affiliates $0 and $0 as of December 31, 2006 and December 31, 2005 respectively.

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. As of December 31, 2006 the Company had a balance owed from Titus Japan of $ 226,000. During the twelve months ending December 31, 2006 our Japanese subsidiary incurred to Titus Japan costs of approximately $106,000 in commissions, publishing and staff services. We closed our Japanese subsidiary during the 4th quarter of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 as of December 30, 2006, as required. Currently, we are not able to estimate the impact FIN 48 will have on our financial statements.

     In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS, which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108, Topic 1-N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires companies to evaluate the materiality of current year misstatements using both the rollover approach and the iron curtain approach. SAB No. 108 is effective for statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial position and results of operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2006. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables, which primarily have been from Avalon.

     We recognized a $3,000 loss, $10,000 loss and $33,000 loss during the years ended December 31, 2006, 2005 and 2004, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from Avalon and other foreign distributors or licensees.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 has been previously furnished and is incorporated herein by reference to our forms 8-K filed on ( i) March 15,2005, and amendment to such form 8-K filed on March 16, 2005, (ii) February 16, 2006 and amendment to such form 8-K filed on March 20, 2006

ITEM 9A.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim

Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and in timely alerting him to material information required to be included in this report.

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or reasonably likely to materially affect these controls.

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


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in Item10 is incorporated herein by reference to the section entitled "Proposal One ---- Election of Directors" contained in the Proxy Statement ( the "Proxy Statement") for the 2007 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 2006.

ITEM 11.   EXECUTIVE COMPENSATION

     The information in Item 11 is incorporated herein by reference to the section entitled "Proposal One ---- Election of Directors" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information in Item12 is incorporated herein by reference to the section entitled "General Information" ---- Security Ownership of Certain Beneficial Owners and Management" and "Proposal One ---- Election of Directors" contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in Item 13 is incorporated herein by reference to the section entitled "Proposal One --- Election of Directors" contained in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information in Item 14 is incorporated herein by reference to the section entitled by reference to the section entitled "Proposal Two --- Ratification of the Appointment of Independent Registered Public Accountant Firm" contained in the Proxy Statement.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Beverly Hills, California this 9th day of April 2007.

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


                                                                    Exhibit 24.1
                                POWER OF ATTORNEY

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

SIGNATURE                 TITLE                                  DATE
---------                 -----                                  ----


/s/ Herve Caen
____________________      Chief Executive Officer, Interim       April 9, 2007
Herve Caen                Chief Financial Officer and
                          Director (Principal Executive
                          and Financial and Accounting
                          Officer)



/s/ Eric Caen
____________________      Director                               April 9, 2007
Eric Caen




/s/ Michel Welter
____________________      Director                               April 9, 2007
Michel Welter

                                  EXHIBIT INDEX


EXHIBIT
NO.                                   DESCRIPTION
-------  -----------------------------------------------------------------------

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

10.02    Form  of  Stock  Option   Agreement   pertaining  to  the  1997  Plan.;
         (incorporated herein by reference to exhibit 10.2 to the form S-1).

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

10.47    Mutual  Release  Settlement  Agreement  by  and  between  Warner  Bros.
         Entertainment, Inc. and the Company, dated October 13, 2003. ; (incorporated herein by reference to exhibit 10.47 to the Company's Annual Report on form 10-K for the year ended December 31, 2003 filed on April 27, 2004).

10.48 Letter Agreement by and between Majorem Ltd and the Company, dated December 21, 2004. ; (Incorporated herein by reference to exhibit 10.48 to the Company's Annual Report on form 10-K for the year ended December 31, 2004 filed on June 3, 2005).

14.1 Code of Ethics of the Company; (incorporated herein by reference to Exhibit 14.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on April 27, 2004).

21.1     Subsidiaries of the Company.

23.1 Consent of Jeffrey S. Gilbert, Independent Registered Public Accounting firm

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORTS OF INDEPENDENT AUDITORS



                                                                          PAGE
                                                                         ------

Reports of Independent Registered Public Accounting Firms                 F-2
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2006 and 2005                 F-4
Consolidated Statements of Operations for the years ended
     December 31, 2006, 2005 and 2004                                     F-5
Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 2006, 2005, 2004                    F-6
Consolidated Statements of Cash Flows for the years ended
     December 31, 2006, 2005 and 2004                                     F-7
Notes to Consolidated Financial Statements                                F-9
Schedule II - Valuation and Qualifying Accounts                           S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

            I have audited the consolidated balance sheets of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive,S.A.) and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income(loss)and cash flows for the years then ended. My audit included the schedule of valuation and qualifying accounts for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and the schedule based on my audit.

            I conducted my audit in accordance with standards Of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

            In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interplay Entertainment Corp. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in my opinion the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, a history of losses, negative working capital of $8,098,000, and stockholders' deficit of $8,087,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. In addition, on November 1, 2006 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by several of the Company's creditors (See Note 15). The consolidated financial statements do not include any adjustment that might result from the outcomes of these uncertainties.

                              /S/ JEFFREY S. GILBERT

Los Angeles, California
April 6, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Interplay Entertainment Corp.

     We have audited the consolidated statement of operations, shareholders' equity (deficit) and other comprehensive income (loss) and cash flows for the year ended December 31, 2004 of Interplay Entertainment Corp. (a majority-owned subsidiary of Titus Interactive S.A.) and subsidiaries (the "Company"). Our audit also included the schedule of valuation and qualifying accounts for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interplay Entertainment Corp. for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

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



/s/ Rose, Snyder & Jacobs
-----------------------------------
Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
May 31, 2005

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         ------------------------------
                                  ASSETS                                      2006             2005
                                                                         -------------    -------------

Current Assets:
     Cash ............................................................   $      50,000    $     122,000
     Trade receivables from related parties, net of allowances
         of $0 and $2,114,000, respectively ..........................               0           17,000
     Trade receivables, net of allowances
         of $17,000 and $76,000, respectively ........................         227,000          428,000
     Inventories .....................................................           8,000            8,000
     Deposits ........................................................           4,000            8,000
     Prepaid expenses ................................................           6,000           60,000
    Other receivables ................................................          17,000            8,000
                                                                         -------------    -------------
        Total current assets .........................................         312,000          651,000

Property and equipment, net ..........................................           3,000            7,000
Other assets .........................................................           8,000           15,000
                                                                         -------------    -------------
                          Total assets ...............................   $     323,000    $     673,000
                                                                         =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable ...................................................   $   1,427,000    $   1,406,000
     Accounts payable subject to judgments ...........................       1,653,000        1,653,000
     Accounts payable - other ........................................       4,006,000        8,050,000
     Accrued royalties ...............................................         170,000          949,000
     Deferred income .................................................         460,000          105,000
     Notes payable officer and directors .............................         694,000                0
                                                                         -------------    -------------
          Total current liabilities ..................................       8,410,000       12,163,000
                                                                         -------------    -------------

Commitments and contingencies
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000 shares authorized;
        issued and outstanding 103,855,634 shares in 2006 and
        93,855,634 shares in 2005 ....................................         104,000           94,000
     Paid-in capital .................................................     121,964,000      121,640,000
     Accumulated deficit .............................................    (130,205,000)    (133,284,000)
     Accumulated other comprehensive income ..........................          50,000           60,000
     Treasury stock of 4,658,216 shares at December 31,2006 and 2005 .               0                0
                                                                         -------------    -------------
          Total stockholders'  (deficit) .............................      (8,087,000)     (11,490,000)
                                                                         -------------    -------------
                          Total liabilities and stockholders'(deficit)   $     323,000    $     673,000
                                                                         =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2006             2005             2004
                                                               -------------    -------------    -------------

Net revenue from recognition on expired contracts ..........   $        --      $   4,571,000    $        --
Net revenues from licensing ................................            --            768,000        1,932,000
Net revenues from related and non related party distributors         967,000        1,819,000       11,265,000
                                                               -------------    -------------    -------------
   Total net revenues ......................................         967,000        7,158,000       13,197,000
Cost of goods sold .........................................         167,000          478,000        6,826,000
                                                               -------------    -------------    -------------
   Gross profit ............................................         800,000        6,680,000        6,371,000
                                                               -------------    -------------    -------------

Operating expenses:
   Marketing and sales .....................................         509,000          312,000        1,703,000
   General and administrative ..............................       1,560,000        2,617,000        4,514,000
   Product development .....................................               0          268,000        2,636,000
                                                               -------------    -------------    -------------
      Total operating expenses .............................       2,069,000        3,197,000        8,853,000
                                                               -------------    -------------    -------------

      Operating income (loss) ..............................      (1,269,000)       3,483,000       (2,482,000)
                                                               -------------    -------------    -------------

Other income (expense):
   Interest expense ........................................        (139,000)        (146,000)        (249,000)
   Other (primarily reversal of prior year recorded
      liabilities and settlements in 2006 and 2005) ........       4,487,000        2,591,000       (1,999,000)
                                                               -------------    -------------    -------------
       Total other income (expense) ........................       4,348,000        2,445,000       (2,248,000)
                                                               -------------    -------------    -------------

Income (loss) before provision (benefit) for
   income taxes ............................................       3,079,000        5,928,000       (4,730,000)
Provision (benefit) for income taxes .......................            --               --               --
                                                               -------------    -------------    -------------

Net income (loss) ..........................................   $   3,079,000    $   5,928,000    $  (4,730,000)
                                                               =============    =============    =============

Net income (loss) per common share:
Basic ......................................................   $       0.030    $        0.06    $       (0.05)
                                                               =============    =============    =============
Diluted ....................................................   $       0.028    $        0.06    $       (0.05)
                                                               =============    =============    =============

Weighted average number of shares used in
   calculating net income (loss) per
   common share:
Basic ......................................................     100,513,000       93,856,000       93,856,000
                                                               =============    =============    =============
Diluted ....................................................     102,603,000       93,856,000       93,856,000
                                                               =============    =============    =============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPRESENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                      PREFERRED STOCK               COMMON STOCK
                                 -------------------------   -------------------------     PAID-IN
                                    SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL
                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2003 ...          --            --      93,855,634   $        94   $   121,640

   Issuance of common stock,
       net of issuance costs .          --            --            --            --            --
   Net Income ................          --            --            --            --            --
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004 ...          --            --      93,855,634            94       121,640
                                 -----------   -----------   -----------   -----------   -----------
   Issuance of common stock,
       net of issuance costs .          --            --            --            --            --
   Net Income ................          --            --            --            --            --
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2005 ...          --            --      93,855,634            94       121,640
                                 -----------   -----------   -----------   -----------   -----------
   Issuance of common stock,
       net of issuance costs .          --            --            --            --            --
   Additional Paid in Capital
       - Options .............          --            --            --            --              38
   Shares for Debt - Special
       Situation .............          --            --      10,000,000            10           286
   Treasury stock
   Net Income ................          --            --            --            --            --
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31,2006 ....          --            --     103,855,634   $       104   $   121,964
                                 ===========   ===========   ===========   ===========   ===========


                                                ACCUMULATED
                                                   OTHER
                                 ACCUMULATED   COMPREHENSIVE
                                   DEFICIT     INCOME (LOSS)      TOTAL
                                 -----------    -----------    -----------
Balance, December 31, 2003 ...   $  (134,481)   $       111    $   (12,636)

   Issuance of common stock,
       net of issuance costs .          --             --             --
   Net Income ................        (4,730)          --           (4,730)
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment           --                4              4
                                 -----------    -----------    -----------
Balance, December 31, 2004 ...      (139,211)           115        (17,362)
                                 -----------    -----------    -----------
   Issuance of common stock,
       net of issuance costs .          --             --             --
   Net Income ................         5,928           --            5,928
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment           --              (56)           (56)
                                 -----------    -----------    -----------
Balance, December 31, 2005 ...      (133,283)           (59)       (11,490)
                                 -----------    -----------    -----------
   Issuance of common stock,
       net of issuance costs .          --             --             --
   Additional Paid in Capital
       - Options .............          --             --               38
   Shares for Debt - Special
       Situation .............          --             --              296
   Treasury stock
   Net Income ................         3,079           --            3,079
   Other comprehensive income,
       net of income taxes:
   Foreign currency
       translation adjustment             (1)            (9)           (10)
                                 -----------    -----------    -----------
Balance, December 31,2006 ....   $  (130,205)   $        50    $    (8,087)
                                 ===========    ===========    ===========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2006           2005           2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ..................................   $ 3,079,000    $ 5,928,000    $(4,730,000)
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities--
      Depreciation and amortization ...................         4,000        142,000        734,000
      Deposit .........................................         4,000         (8,000)       600,000
      Additional Paid in Capital - Options expenses ...        38,000           --             --
      Shares issued for settlement of  liability ......       296,000           --             --
      Reversal of prior year recorded liabilities .....    (4,441,000)    (2,345,000)          --
      Writeoff of prepaid licenses and royalties ......          --             --          209,000
      Abandonement of fixed assets ....................          --          323,000           --
      Changes in assets and liabilities:
         Restricted cash ..............................          --            2,000           --
         Trade receivables, net .......................       201,000       (297,000)      (133,000)
         Trade receivables from related parties .......        17,000         (6,000)       554,000
         Inventories ..................................          --           18,000        120,000
         Prepaid licenses and royalties ...............          --             --             --
         Prepaid expenses .............................        54,000        (60,000)       673,000
         Loss on sale of assets .......................          --             --           28,000
         Loss on abandonment of assets ................          --             --          862,000
         Other current assets/receivables .............        (9,000)       129,000       (134,000)
         Accounts payable .............................      (367,000)       885,000      1,704,000
         Accrued royalties ............................        (7,000)      (329,000)    (1,566,000)
         Note Payable Officers ........................       694,000           --             --
         Payables to related parties ..................          --       (3,870,000)          --
         Advances - Vivendi ...........................          --             --          996,000
         Deferred revenue - ( Non related Party) ......       355,000       (475,000)     1,385,000
         Deferred Income ..............................          --             --       (1,923,000)
         Accumulated other comprehensive income .......        10,000         56,000          4,000
                                                          -----------    -----------    -----------
             Net cash provided by (used in) operating
                activities ............................       (72,000)        93,000       (617,000)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment ................          --             --             --
                                                          -----------    -----------    -----------
            Net cash (used in) investing activities ...          --             --             --
                                                          -----------    -----------    -----------
Cash flows from financing activities:
   Repayment of debt ..................................          --             --           61,000
   Proceeds from debt .................................          --             --         (586,000)
                                                          -----------    -----------    -----------
         Net cash used in  financing activities
                                                                 --             --         (525,000)
                                                          -----------    -----------    -----------
Effect of exchange rate changes on cash
                                                          -----------    -----------    -----------
Cash, beginning of year ...............................       122,000         29,000      1,171,000
                                                          -----------    -----------    -----------
Cash, end of year .....................................   $    50,000    $   122,000    $    29,000
                                                          ===========    ===========    ===========

Supplemental cash flow information:
    Cash paid during the year for interest ............          --             --             --
                                                          ===========    ===========    ===========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


1.   DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), publish and license out interactive entertainment software. The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles, such as the Sony PlayStation 3, Microsoft Xbox360 and Nintendo Wii. As of December 31, 2006, Titus Interactive, S.A. ("Titus") which is in bankruptcy in France, and was a France-based developer, publisher and distributor of interactive entertainment software, owns approximately 56% of the Company's common stock. The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "IPLY", or while non-compliant "IPLYE".

GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net income of $4.5 million in 2006, primarily derived from one time non recurring non cash events which occurred in 2006. At December 31, 2006, the Company had a stockholders' deficit of $8.1 million and a working capital deficit of $8.1 million. The Company has historically funded its operations from licensing fees, royalty and distribution fee advances, and will continue to exploit its existing intellectual properties to provide future funding.

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

     In addition, the Company continues to seek, external sources of funding including, but not limited to, a sale or merger of the Company, a private placement or public offering of the Company's capital stock, the sale of
selected   assets,   the  licensing  of  certain   product  rights  in  selected
territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. Although the Company has had some success in licensing certain of its products in the past, no assurance can be given that the Company will do so in the future.

     The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated expenditures through the end of first quarter of fiscal 2008. Consequently, the Company expects that it will need to obtain additional financing or income. However, no assurance can be given that alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Co., Ltd., (Japan) which was closed during the 4th quarter 2006 and Games On-line. All significant inter-company accounts and transactions have been eliminated.

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

INVENTORIES

     Inventories consist of packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known. Based on management's evaluation, the Company has not established any valuation allowance at December 31, 2006 .

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

PREPAID LICENSES AND ROYALTIES

     The Company has in the past had prepaid licenses and royalties consisting of fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties were prepayments made to independent software developers under development arrangements that have alternative future uses. These payments were contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances were recoupable against future sales based upon the contractual royalty rate. The Company amortized these costs of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortized these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflected the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs were classified as current and noncurrent assets based upon estimated product release dates. There were no prepaid licenses and royalties at December 31, 2006.

SOFTWARE DEVELOPMENT COSTS

     Research  and  development  costs,  which  consisted  primarily of software development costs, are expensed as incurred. Financial accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. The Company has not capitalized any software development costs since 2003 on internal development projects, as the eligible costs were determined to be insignificant.

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

LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the estimated fair value, based on various models, including projected future undiscounted net cash flows from such asset (excluding interest) and replacement value, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Management determined in 2005 that impairment existed related to specific items of property and equipment and adjusted these assets to zero.. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in additional impairment of other long-lived assets in the future.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and identifiable intangible assets that have indefinite useful lives are not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. At December 31, 2006 and 2005, the Company had no goodwill or intangible assets subject to amortization.

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

REVENUE RECOGNITION

     Revenues are recorded when products are delivered to customers in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. With the signing of the new Vivendi Universal Games, Inc. distribution agreement in August 2002, substantially all of the Company's sales were made by two related party distributors (Notes 5 and 11 ), Vivendi Universal Games,Inc. (Vivendi), which owned less than 5% of the outstanding shares of the Company's common stock at that time, and Avalon Interactive Group Ltd. ("Avalon"), formerly Virgin Interactive Entertainment Limited, a wholly owned subsidiary of Titus until the Company ended its relationship with them during 2005, a significant part of the Vivendi distribution agreement ended in August, 2005, and Avalon, because of bankruptcy, ceased to be the distributor in February 2005.

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

The Company recognizes revenue on expired contracts when the termination date of
the  contract  is  reached  because   guaranteed   minimum   royalties  are  not
reimbursable and is therefore, recorded as revenue.

     The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such allowances are based upon management's evaluation of historical experience, current industry trends and estimated costs. Management of the Company estimated that no allowances were necessary at December 31, 2006 and 2005. The amount of allowances ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

     Customer support provided by the Company is limited to internet support. These costs are not significant and are charged to expenses as incurred.

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist. The Company has entered into various licensing agreements during 2006 under which it licensed others to exploit games to which the Company had intellectual property rights.

REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLE

     During the year ended December 31, 2006 and 2005 the Company has reversed certain accruals and accounts payables of approximately $4.5 million and $2.6 million respectively. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

ADVANCES FROM DISTRIBUTORS

     Deferred income is recognized when contracts with distributors expire or are terminated.

ADVERTISING COSTS

     The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted. Advertising costs approximated $509,000, $312,000 and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

FOREIGN CURRENCY

     The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and Losses resulting from foreign currency transactions amounted to a $3,000 loss, $10,000 loss and $33,000 loss during the years ended December 31, 2006, 2005 and 2004, respectively, and is included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants if any. For the years ended December 31, 2005 and 2004, all options and warrants outstanding to purchase common stock were excluded from the earnings per share computation as the exercise price was greater than the average market price of the common shares. For the year ended December 31, 2006 certain warrants and options were dilutive and were included in diluted net income per share.

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

STOCK-BASED COMPENSATION

      Effective January 1, 2006 the Company adopted SFAS No. 123(R), "SHARE-BASED PAYMENT" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation is recognized for: (1) expense related to the remaining non-vested portion of all stock awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") and the same straight-line attribution method used to determine the pro forma disclosures under SFAS 123; and (2) expense related to all stock awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

     At December 31, 2006, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. Stock-based employee compensation cost approximated $40,000, $0; $0 was reflected in net income for the years ended December 31, 2006, 2005 and 2004, respectively. Stock-based employee compensation:

                                                                         YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     2006         2005        2004
                                                                  ----------   ----------  ----------
                                                                        (Dollars in thousands,
                                                                      except per share amounts)
Net income (loss) available to common stockholders, as reported   $    3,079   $    5,928  $   (4,730)
Pro forma estimated fair value compensation expense ...........         --           --          --
                                                                  ----------   ----------  ----------
Pro forma net income (loss) available to common stockholders ..   $    3,079   $    5,928  $   (4,730)
                                                                  ==========   ==========  ==========
Basic net income (loss) per common share as reported ..........   $     .030   $     0.06  $    (0.05)
Diluted net income (loss) per common share as reported ........   $     .028   $     0.06  $    (0.05)
Basic pro forma net income (loss) per common share ............   $     .030   $     0.06  $    (0.05)
Diluted pro forma net income (loss) per common share ..........   $     .028   $     0.06  $    (0.05)

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 as of December 30, 2006, as required. Currently, we are not able to estimate the impact FIN 48 will have on our financial statements.

     In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS , which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on its effective date. The Company has not yet determined the effect, if any, that the application of SFAS No. 157 will have on its consolidated financial statements.

     In September 2006, the Securities and Exchange Commission ("SEC") issued SAB No. 108, Topic 1-N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires companies to evaluate the materiality of current year misstatements using both the rollover approach and the iron curtain approach.. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial position and results of operations.

3.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                             ------------------
                                                              2006        2005
                                                             ------      ------
                                                                 (Dollars in
                                                                  thousands)
Computers and equipment ................................     $   14      $   14
Furniture and fixtures .................................          8           8
Leasehold improvements .................................       --          --
                                                             ------      ------
                                                                 22          22
Less: Accumulated depreciation
   and amortization ....................................        (19)        (15)
                                                             ------      ------
               Net Equipment ...........................     $    3      $    7
                                                             ======      ======

     For the years ended December 31, 2006, 2005 and 2004, the Company incurred depreciation and amortization expense of $4,000, $100,000 and $800,000, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company disposed of fully depreciated equipment having an original cost of $0, $1.4 and $4.7 million, respectively.

4.   PROMISSORY NOTES

     The Company issued to Warner Brothers Entertainment, Inc. ("Warner") a Secured Convertible Promissory Note bearing interest at 6% per annum, due April 30, 2003, in the principal amount of $2.0 million in connection with the sale of a subsidiary in 2002. The note was issued in partial payment of amounts due Warner under the parties' license agreement for the video game based on the motion picture, THE MATRIX. The note is secured by all of the Company's assets, and may be converted by the holder thereof into shares of the Company's common stock on the maturity date or, to the extent there is any proposed prepayment, within the 30- day period prior to such prepayment. The conversion price is equal to the lower of (a) $0.304 or (b) an amount equal to the average closing price of a share of the Company's common stock for the five business days ending on the day prior to the conversion date, provided that in no event can the note be converted into more than 18,600,000 shares. If any amount remains due following conversion of the note into 18,600,000 shares, the remaining amount will be payable in cash. The Company agrees to register with the Securities and Exchange Commission the shares of common stock to be issued in the event Warner exercises its conversion option. At December 31, 2005, the balance owed to Warner, including accrued interest, is $360,000. On or about October 9, 2003, Warner filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal and interest. The Company entered into a settlement agreement on this litigation and entered into a payment plan with Warner to satisfy the balance of the note by January 30, 2004. The Company is currently in default of the settlement agreement with Warner and has entered into a payment plan, under which the Company is in default, for the remaining balance of $383,000 as of December 31, 2006 .

     The Company issued to Atari Interactive, Inc. ("Atari") a Promissory Note bearing no interest, due December 31, 2006, in the principal amount of $2.0 million in connection with Atari entering into tri-party agreements with the Company and its then main distributors, Vivendi and Avalon. On March 28, 2007 both parties agreed to extend the option period of the promissory note until March 31, 2008. The note was issued in payment of all outstanding accrued royalties due Atari under the Dungeons & Dragons license agreement which license was terminated by Atari on April 23, 2004. At December 31, 2006, the balance owed to Atari, is $1.0 million as a result of payments made by Vivendi and Avalon on the Company's behalf to Atari.

     Included in accounts payable not subject to judgments is a $140,000 advance from the former President of Interplay Japan which has been closed.

5.   ADVANCES FROM DISTRIBUTORS, RELATED PARTIES AND OTHERS

     Advances from distributors consist of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2006           2005
                                                         --------       --------
                                                         (Dollars in thousands)

Advances for other distribution rights ...........       $460,000       $      0
                                                         ========       ========

6.   INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                  2006               2005               2004
                              -----------        -----------        -----------

Domestic ..............       $ 3,624,000        $ 6,554,000        $(4,574,000)
Foreign ...............          (550,000)          (626,000)            (3,000)
                              -----------        -----------        -----------
Total .................       $ 3,079,000        $ 5,928,000        $(4,577,000)
                              ===========        ===========        ===========

     The provision for income taxes is comprised of the following:

                                                 YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           2006           2005           2004
                                         --------       --------       --------
                                                (Dollars in thousands)
Current:
   Federal ....................          $   --         $   --         $   --
   State ......................              --             --             --
   Foreign ....................              --             --             --
                                         --------       --------       --------
Deferred:
   Federal ....................              --             --             --
   State ......................              --             --             --
                                         --------       --------       --------
                                         $   --         $   --         $   --
                                         ========       ========       =========

     The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carryforward for Federal tax reporting purposes approximates $125 million and expires through the year 2023. The Company's NOL for California State tax reporting purposes approximate $64 million and expires through the year 2013. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code.

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                           2006          2005           2004
                                        ---------     ---------     ----------
Statutory Federal  income tax rate ...      34.0%         34.0%        34.0%
State income tax effect, net of
   federal benefits ..................       5.8           5.8          --
   Valuation allowance ...............     (39.8)        (39.5)       (39.5)
   Tax rate differentiation of
       foreign earnings ..............       --            --           --
Other ................................       --            --           --
                                        ---------     ---------     ----------
                                             -- %          -- %         -- %
                                        =========     =========     ==========

     The components of the Company's net deferred income tax asset (liability) are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2006          2005
                                                         --------      --------
                                                         (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties .............................     $    183      $   --
     Nondeductible reserves ........................         --             872
     Accrued expenses ..............................           31          --
     Foreign loss and credit carryforward ..........        2,954         2,766
     Federal and state net operating losses ........       50,609        49,766
     Other .........................................         --            --
                                                         --------      --------
                                                           53,777        53,404
                                                         --------      --------
Non-current deferred tax asset (liability):
     Depreciation expense ..........................         --            --
     Nondeductible reserves ........................         --            --
                                                         --------      --------
                                                             --            --
                                                         --------      --------
Net deferred tax asset before
     valuation allowance ...........................       53,777        53,404
Valuation allowance ................................      (53,777)      (53,404)
                                                         --------      --------
Net deferred tax asset .............................     $   --        $   --
                                                         ========      ========

     The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance on deferred tax assets increased $373,000 during the year ending December 31, 2006 and increased $2.1 million during the year ending December 31, 2005.

7.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company's headquarters are located in Beverly Hills, California. The facility is leased through April 2008. The Company is currently subleasing on a short-term basis a portion of the office space to an independent third party. The Company closed the satellite office in Irvine, California in May 2006. The Company also has a lease commitment at the French representation office through February 28, 2008 with an option for an additional 6 years.

     The minimum annual net rentals for 2007 and 2008 are $121,000 and $41,000, respectively.

     Total net rent expense was $ 77,000 net, $40,000 and $400,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against us in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. At the time the suit was filed, the current remaining principal sum due under the note was $1.4 million in principal including interest. We owe a remaining balance of approximately $383,000 payable in one remaining installment. The Company is currently in default of the settlement agreement.

     In April 2004, Arden Realty Finance IV LLC ("Arden") filed an unlawful detainer action against the Company in the Superior Court for the State of California, County of Orange, alleging the Company's default under its corporate lease agreement. At the time the suit was filed, the alleged outstanding rent totaled $432,000. The Company was unable to pay the rent, and vacated the office space during the month of June 2004. On June 3, 2004, Arden obtained a judgment of approximately $588,000 exclusive of interest. In addition the Company is in the process of resolving a prior claim with the landlord in the approximate amount of $148,000, exclusive of interest. The Company has negotiated a forbearance agreement whereby Arden agreed to accept payments commencing in January 2005 in the amount of $60,000 per month until the full amount is paid. The Company has been in default of the forbearance agreement. On or about November 1, 2006, Arden filed an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it. (See Note 15)

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,000 plus interest, in connection with an exclusive distribution agreement. This claim was settled for $100,000, payable in twelve installments, however, the Company was unable to satisfy its payment obligations and consequently, Monte Cristo has filed a stipulated judgment against the Company in the amount of $100,000 additional interest has accrued in the amount of $26,548; the total outstanding balance at December 31, 2006 is $126,548. If Monte Cristo executes the judgment, it will negatively affect the Company's cash flow, which could further restrict the Company's operations and cause material harm to our business.

     In August 2003, Reflexive Entertainment, Inc. filed an action against the Company for failure to pay development fees in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company for approximately $110,000. On or about November 1, 2006, Reflexive joined Arden in the filing of an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it. (See Note 15)

     On March 27, 2003, KDG France SAS ("KDG") filed an action against Interplay OEM, Inc. and Herve Caen for failure to pay royalties. On December 29, 2003 a settlement agreement was entered into whereby Herve Caen was dismissed from the action. Further the settlement was entered into with Interplay OEM only in the amount of $170,000, however KDG reserved its rights to proceed against the Company if the settlement payment was not made. As of this date the settlement payment was not made.

     The Company received notice from the Internal Revenue Service ("IRS") that it owes approximately $110,000 pursuant to section 166 and section 186 of the Internal Revenue Code in payroll tax penalties, and interest for late filing and late payment of payroll taxes. Approximately $110,000 has been accrued as of December 31, 2005 but remains unpaid. The Company received notice from the Employment Development Department (EDD) that it owes approximately $103,000 in payroll taxes, interest and penalties owed for the periods ending 2003, 2004 and 2005 which has been accrued for December 31, 2006. The Company is in the process of establishing a payment plan with the Employment Development Department.

     The Company was unable to meet certain 2004 payroll obligations to its employees, as a result several employees filed claims with the State of California Labor Board ("Labor Board") . The Labor Board has fined the Company approximately $10,000 for failure to meet its payroll obligations and obtained in August 2005 judgments totaling $118,000 in favor of former employees of the Company , since this time $44,000 of the claims have been settled and paid leaving, a balance of $74,000. On or about November 1, 2006, two employees joined Arden and Reflexive in the filing of an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it. (See Note 15)

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, have been cancelled in 2004. The company subsequently entered into new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. The Company is appealing the Labor Board fines.

     The Company received notice from the California State Board of Equalization of a balance due in the amount of $73,000 for a prior year audit. The Company has engaged an independent specialized accounting firm to appeal the prior year audit calculations and submit a settlement proposal to the California State Board of Equalization.

     On September 14, 2005, Network Commercial Service, Inc. ("NCS") filed an action against the Company alleging breach of contract relating to the provision of copying equipment. NCS subsequently obtained a judgment against the company for approximately $140,000.

     On April 22, 2005, Mark Strecker filed an action against the Company for various claims alleging unpaid services in the amount of $35,000. The Company is evaluating the merit of the lawsuit.

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

     On November 25, 2002, Special Situations Fund III, Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Technology Fund, L.P. (collectively, "Special Situations") initiated legal proceedings against the Company seeking damages of approximately $1.3 million, alleging, among other things, that we failed to secure a timely effective date for a Registration Statement for its shares purchased by Special Situations under a common stock subscription agreement dated March 29, 2001 and that the Company therefore, liable to pay Special Situations $1.3 million. Special Situations entered into a settlement agreement with the Company in December, 2003 contemplating payments over time, which the Company later defaulted. In August, 2004 the Company entered into a stipulation of settlement on which it later defaulted. On January 12, 2005 a judgment of approximately $776,000 was entered in the State of New York and on February 4, 2005 a judgment reflecting the January 12, 2005 judgment was entered in the State of California. On May 3, 2006 the Company entered into a Stipulation of Settlement. Under this Stipulation of Settlement, the Company issued a total of 10,000,000 shares of its unregistered common stock and made a payment in the amount of approximately $239,000. Following the issuance of such shares and in consideration of such issuance and such payment, satisfaction of judgments in the amount of approximately $776,000 were filed. Such shares were issued in a private placement pursuant to section 4(2) of the Securities Act of 1933 and were issued at a price of $.0296 per share, using a value based on the then current market price of shares of common stock discounted by such newly issued shares.

     The Company has recorded an estimate for the liabilities related to the aforementioned litigation. If any of the creditors execute their judgments against the Company, the results will negatively affect the Company's cash flow, which could restrict the Company's operations and cause material restraints to its business.

8.   STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2006, there were no shares of preferred stock outstanding.

     In connection with a private placement in April, 2001, the Company issued warrants to purchase 8,126,770 shares of the Company's common stock at $1.75 per shares. These warrants expired on March 31, 2006. In addition to the warrants issued in the private placement, the Company granted the investment banker associated with the transaction a warrant for 500,000 shares of the Company's common stock. The warrant has an exercise price of $1.5625 per share and vests one year after the registration statement became effective. The warrant expires four years after it vests. The Company incurred a penalty of approximately $254,000 per month, payable in cash, until June 2002, when the required registration statement was declared effective. During 2003, the Company settled with certain of these investors with respect to payment. The total amount accrued at December 31, 2005 and 2004 was $2.2 million and $3.1 million, respectively. During 2006 the Company reversed the outstanding accrual of $2.2 million, as management of the Company determined that based on the time period the debt was outstanding, it was no longer collectible by the creditors.

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

WARRANTS ISSUED

     During 2006 the Company issued 6,370,000 warrants to purchase the Company's common stock at $.0279 per share (average closing price over ten days subsequent to the resolution authorizing the issuance of the warrants) to the officer and directors.

     The 6,100,000 warrants were issued to the officer to reduce his compensation and to convert a portion of his unpaid compensation into a conditional demand note. The conditions includes that such note will be paid only if the tangible net worth of the Company exceeds $1 million or in a case of change in control. The demand note will accrue interest at a rate of 5% annually. These warrants were valued using the Black-Scholes Model.

     In addition 270,000 warrants were issued to the directors to convert their earned but unpaid director's fees to conditional demand notes. The conditions include that such notes will be paid only if the tangible net worth of the Company exceeds $1 million or in a case of change in control. The demand notes will accrue interest at a rate of 5% annually, These warrants were valued using the Black-Scholes Model.

     The aggregate amount charged against income was approximately $40,000.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 2006 is as follows:

Stock option plans:
       Outstanding ........................................            2,640,000
       Available for future grants ........................            7,360,000
                                                                      ----------
                                                                      10,000,000
                                                                      ----------
Warrants ..................................................            7,330,298
                                                                      ----------
Total .....................................................           17,330,298
                                                                      ==========

TREASURY STOCK

     In December 2005, NBC Universal returned their 4,658,216 shares of the Company's common stock at no cost to the Company. The Company included these shares as treasury stock in 2006 and 2005.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2006       2005       2004
                                                                 --------   --------   --------
                                                                     (Amounts in thousands,
                                                                    except per share amounts)
Net income (loss) available to common stockholders ...........   $  3,079   $  5,928   $ (4,730)

   Interest related to conversion of secured convertible
      promissory note ........................................       --         --         --
                                                                 --------   --------   --------
   Dilutive net income (loss) available to common stockholders   $  3,079   $  5,928   $ (4,730)
                                                                 --------   --------   --------
Shares used to compute net income (loss) per common share:

   Weighted-average common shares ............................    100,513     93,856     93,856

   Dilutive stock equivalents ................................      2,090       --         --
                                                                 --------   --------   --------
   Dilutive potential common shares ..........................    102,603     93,856     93,856
                                                                 ========   ========   ========
Net income (loss) per common share:

   Basic .....................................................   $  0.030   $   0.06   $  (0.05)

   Diluted ...................................................   $  0.028   $   0.06   $  (0.05)

     There were options and warrants outstanding to purchase 9,970,298 shares of common stock at December 31, 2006, which were excluded from the earnings per common share computation as the exercise price was greater than the average market price of the common shares.

     Due to the net loss attributable for the year ended December 31, 2004, on a diluted basis to common stockholders, stock options and warrants have been excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. The weighted average exercise price at December 31, 2006, 2005 and 2004 was $.38, $1.84 and $1.84, respectively, for the options and warrants outstanding. No dilution effect for options and warrants has been made for 2005 as the market price of the common stock did not exceed the exercise price of the options or warrants. The dilution effect for the year ended December 31,2006 was 2,090,000 common shares related to warrants issued to officer and directors.

                                                    YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------
                                   2006                       2005                      2004
                          ------------------------   -----------------------   -----------------------
                                         WEIGHTED                  WEIGHTED                  WEIGHTED
                                         AVERAGE                   AVERAGE                   AVERAGE
                                         EXERCISE                  EXERCISE                  EXERCISE
                            SHARES        PRICE        SHARES       PRICE        SHARES       PRICE
                          ----------    ----------   ----------   ----------   ----------   ----------

Warrants outstanding at
  beginning of year ...    9,587,068    $     1.84    9,587,068   $     1.84    9,587,068   $     1.84
   Granted ............    6,370,000         .0279         --           --           --           --
   Exercised ..........         --            --           --           --           --           --
   Canceled ...........   (8,626,770)         --           --           --           --           --
                          ----------                 ----------                ----------
Warrants outstanding
  and exercisable at
  end of year .........    7,330,298    $      .38    9,587,068         1.84    9,587,068   $     1.84
                          ==========                 ==========                ==========

     A detail of the warrants outstanding and exercisable as of December 31, 2006 is as follows:

                                    WARRANTS OUTSTANDING AND EXERCISABLE
                            ---------------------------------------------------
                                                   WEIGHTED           WEIGHTED
    RANGE OF                                       AVERAGE            AVERAGE
    EXERCISE                   NUMBER             REMAINING          EXERCISE
     PRICES                 OUTSTANDING         CONTRACT LIFE          PRICE
---------------             -----------         -------------       -----------
 $1.75 - $1.75                  500,000              .47            $   1.75
 $3.79 - $3.79                  460,298             4.29                3.79
$.0279 - $.0279               6,370,000             9.75            $  .0279


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

     The following is a summary of option activity pursuant to the Company's stock option plans:


                                                    YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------
                                   2006                       2005                      2004
                          ------------------------   -----------------------   -----------------------
                                        WEIGHTED                   WEIGHTED                  WEIGHTED
                                        AVERAGE                    AVERAGE                   AVERAGE
                                        EXERCISE                   EXERCISE                  EXERCISE
                            SHARES       PRICE        SHARES        PRICE        SHARES       PRICE
                          ----------   ----------   ----------    ----------   ----------    ----------
Options outstanding at
  beginning of year ...       70,000   $      .30      211,150    $     2.02      425,985    $     1.95
   Granted ............    2,570,000         .045         --            --          5,000          0.08
   Exercised ..........         --           --           --            --           --            --
   Canceled ...........         --           --       (141,150)         2.02     (219,835)         1.85
                          ----------                ----------                 ----------    ----------
Options outstanding
  at end of year ......    2,640,000   $      .05       70,000    $      .30      211,150    $     2.02
                          ==========                ==========                 ==========
   Options exercisable     2,620,002                    50,002                    171,686
                          ==========                ==========                 ==========


     Black Scholes Single Option approach was used to estimate the fair value information presented utilizing ratable amortization. There were 2,570,000, 0 and 5,000 options granted in 2006, 2005 and 2004, respectively.

     A detail of the options outstanding and exercisable as of December 31, 2006 is as follows:

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            ---------------------------------------------   -----------------------------
  RANGE OF EXERCISE                           WEIGHTED        WEIGHTED                        WEIGHTED
                                              AVERAGE          AVERAGE                         AVERAGE
   RANGE OF EXERCISE            NUMBER        REMAINING       EXERCISE          NUMBER        EXERCISE
        PRICES               OUTSTANDING    CONTRACT LIFE       PRICE        OUTSTANDING        PRICE
-------------------------   -------------   -------------   -------------   -------------   -------------
    $0.045 - $.68               2,640,000            8.75   $         .05       2,620,002   $         .05
                            -------------   -------------   -------------   -------------   -------------
    $0.045 - $.68               2,640,000            8.75   $         .05       2,620,002   $         .05
                            =============   =============   =============   =============   =============

PROFIT SHARING 401(K) PLAN

     In 2003, the employee stock purchase plan was terminated, the Profit Sharing 401(k) plan during 2007 had distributed all assets in the plan and will file their final pension plan returns during 2007.

11.  RELATED PARTY TRANSACTIONS

     Amounts receivable from and payable to related parties are as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
                                                      (Dollars in thousands)
Receivables from related parties:
  Titus TSC ......................................   $         0    $        70
  Titus SARL .....................................             0             18
  VIE Acquisition Group (Titus owned) ............             0             17
  Avalon .........................................             0              0
                                                               0          2,026
  Less Reserves ..................................            (0)        (2,114)
                                                     -----------    -----------
  Total ..........................................   $         0    $        17
                                                     ===========    ===========


ACTIVITIES WITH RELATED PARTIES

     It is the Company's policy that related party transactions shall be reviewed and approved by a majority of the Company's disinterested directors or its Independent Committee.

     The Company's operations involve significant transactions with its majority stockholder Titus and its affiliates. The Company had a major distribution agreement with Avalon.

TRANSACTIONS WITH TITUS AND AFFILIATES

     Titus (placed in French involuntary bankruptcy in January 2005) presently owns approximately 58 million shares of Company common stock.

     As of December 31, 2006 and December  31, 2005,  Titus and its  affiliates,
excluding   Avalon  owed  the  Company  $0  and  $105,000,   respectively   (See
transactions with Titus Software below

     In June 2003, we began operating under a representation agreement with Titus Japan K.K. ("Titus Japan"), a majority-controlled subsidiary of Titus, pursuant to which Titus Japan represents us as an agent in regards to certain sales transactions in Japan. As of December 31, 2006 the Company had a balance owed from Titus Japan of $ 226,000. During the twelve months ending December 31, 2006 the
Company's Japanese subsidiary incurred to Titus Japan costs of approximately $106,000 in commissions, publishing and staff services. The Company closed our Japanese subsidiary during the 4th quarter of 2006.

     The amounts due from Avalon as of December 31, 2006 have been fully reversed.

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

     o The Company's revenues and cash flows could fall significantly, and its business and financial results could suffer material harm if Interplay Productions Ltd fails to effectively distribute the Company's products.

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

     For the years  ended  December  31,  2005 and 2004 , Avalon  accounted  for approximately 2% and 70% respectively, of net revenues in connection with the International Distribution Agreement (Note 11). Vivendi accounted for 7 % and 21% of net revenues in the years ended December 31, 2005, and 2004, respectively.

13.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                        YEARS ENDED DECEMBER 31,
                   ----------------------------------------------------------------
                          2006                   2005                   2004
                   ------------------    --------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT      PERCENT     AMOUNT    PERCENT
                   -------    -------    -------      -------    -------    -------
                                        (Dollars in thousands)
North America ..   $   203         21%   $ 2,885 (1)       40%   $ 1,544         12%
Europe .........       471         49      1,779 (1)       25      8,706         66
Rest of World ..       161         17      2,277 (1)       32      1,228          9
OEM, royalty and
   licensing ...       132         13        217            3      1,720         13
                   -------    -------    -------      -------    -------    -------
                   $   967        100%   $ 7,158          100%   $13,197        100%
                   =======    =======    =======      =======    =======    =======

(1) Included in net revenue by geographic regions are the recognition of deferred revenue on contracts expiring as follows:
     North America - $2,071 million Europe $363,000 Rest of the World $2,138 million.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follows:

                                               MARCH 31         JUNE 30     SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------   ------------   ------------
                                                  (Dollars in thousands, except per share amounts)
Year ended December 31, 2006:
Net revenues .............................   $        106    $        239   $        335   $        287
                                             ============    ============   ============   ============
Gross profit .............................   $        100    $         93   $        330   $        277
                                             ============    ============   ============   ============
Net income (loss) ........................   $       (529)   $      2,060   $      1,633   $        (85)
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $     (0.006)   $       0.02   $       0.02   $     (0.001)
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $     (0.006)   $       0.02   $       0.02   $     (0.001)
                                             ============    ============   ============   ============

Year ended December 31, 2005:
Net revenues .............................   $        793    $        468   $      4,268   $      1,629
                                             ============    ============   ============   ============
Gross profit .............................   $        622    $        372   $      4,255   $      1,431
                                             ============    ============   ============   ============
Net income (loss) ........................   $       (216)   $        631   $      4,700   $        812
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $      (0.00)   $       0.01   $       0.05   $       0.01
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $      (0.00)   $       0.01   $       0.05   $       0.01
                                             ============    ============   ============   ============

15. INVOLUNTARY BANKRUPTCY

     On November 1, 2006 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by several of the Company's creditors. Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non exempt property, if any, of the debtor. The Company is opposing the petition.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                          TRADE RECEIVABLES ALLOWANCE
                                      ------------------------------------------------------------------
                                        BALANCE AT     PROVISIONS FOR
                                       BEGINNING OF        RETURNS      RETURNS AND       BALANCE AT END
              PERIOD                      PERIOD        AND DISCOUNTS     DISCOUNTS         OF PERIOD
-----------------------------------   --------------   --------------    ----------       --------------
Year ended December 31, 2004 ......   $          725   $        1,681    $         --     $        2,406
                                      ==============   ==============    ==============   ==============

Year ended December 31, 2005 ......   $        2,406   $         (216)   $         --     $        2,190
                                      ==============   ==============    ==============   ==============

Year ended December 31, 2006 ......   $        2,190   $       (2,173)   $         --     $           17
                                      ==============   ==============    ==============   ==============