Form 10-Q
period 2007-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2007-05-21
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                      ISSUED AND OUTSTANDING AT MARCH 31, 2007
             -----                      ----------------------------------------

Common Stock, $0.001 par value                        103,855,634


As of March 31, 2007, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2007

                                TABLE OF CONTENTS
                                 --------------


                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
             March 31, 2007 (unaudited) and December 31, 2006                 3

          Condensed Consolidated Statements of Operations
             for the Three Months ended March 31, 2007 and
             2006 (unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows
             for the Three Months ended March 31, 2007 and
             2006 (unaudited)                                                 5

          Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                      6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.   Controls and Procedures                                            15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 1A   Risk Factors                                                       16

Item 3.   Defaults Upon Senior Securities                                    22

Item 6.   Exhibits                                                           22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,       DECEMBER 31,
ASSETS                                                      2007              2006
                                                        -------------    -------------
                                                         (unaudited)
Current Assets:
     Cash ...........................................   $       6,000    $      50,000
     Trade receivables, net of allowances of
       $17,000 and $17,000 respectively .............         134,000          227,000
     Inventories ....................................           8,000            8,000
     Deposits .......................................           4,000            4,000
     Prepaid expenses ...............................          12,000            6,000
     Other receivables ..............................          11,000           17,000
                                                        -------------    -------------
        Total current assets ........................         175,000          312,000


Property and equipment, net .........................           2,000            3,000
Other assets ........................................           8,000            8,000
                                                        -------------    -------------
        Total assets ................................   $     185,000    $     323,000
                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note Payable ...................................   $   1,435,000    $   1,427,000
     Accounts payable subject to judgments ..........       1,653,000        1,653,000
     Account payable - other ........................       3,720,000        4,006,000
     Accrued royalties ..............................         170,000          170,000
     Deferred income ................................         415,000          460,000
     Note payable to officer and directors ..........         702,000          694,000
                                                        -------------    -------------
        Total current liabilities ...................       8,095,000        8,410,000
                                                        -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000
        shares authorized; no shares issued or
        outstanding,
     Common stock, $0.001 par value 150,000,000
        shares authorized; 103,855,634 shares
        issued and outstanding ......................         104,000          104,000
     Paid-in capital ................................     121,968,000      121,964,000
     Accumulated deficit ............................    (129,976,000)    (130,205,000)
     Accumulated other comprehensive income (loss) ..          (6,000)          50,000
     Treasury stock of 4,658,216 shares .............               0                0
                                                        -------------    -------------
        Total stockholders' deficit .................      (7,910,000)      (8,087,000)
                                                        -------------    -------------
        Total liabilities and stockholders' deficit .   $     185,000    $     323,000
                                                        =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ------------------------------
                                                                  2007             2006
                                                             -------------    -------------
Net revenue from licensing ...............................   $           0    $      38,000
Net revenues from distributors ...........................          79,000           68,000
                                                             -------------    -------------
        Total net revenues ...............................          79,000          106,000
Cost of goods sold .......................................           4,000            6,000
                                                             -------------    -------------
        Gross profit .....................................          75,000          100,000
                                                             -------------    -------------

Operating expenses:
   Marketing and sales ...................................          93,000          147,000
   General and administrative ............................         301,000          415,000
                                                             -------------    -------------
        Total operating expenses .........................         394,000          562,000
                                                             -------------    -------------

Operating (loss) income ..................................        (319,000)        (462,000)
                                                             -------------    -------------

Other income (expense):
    Interest expense .....................................         (30,000)         (25,000)
    Reversal of prior years recorded liabilities .........         435,000                0
    Other ................................................         143,000          (42,000)
                                                             -------------    -------------
        Total other income (expense) .....................         548,000          (67,000)

Income before benefit for income taxes ...................         229,000         (529,000)
Benefit for income taxes .................................            --               --
                                                             -------------    -------------
        Net income (loss) available to common stockholders   $     229,000    $    (529,000)
                                                             =============    =============

        Net income (loss) per common share:
        Basic ............................................   $        .002    $       (.006)
                                                             =============    =============
        Diluted ..........................................   $        .002    $       (.006)
                                                             =============    =============

        Shares used in calculating net income (loss) per
        common share:
        Basic ............................................      99,197,418       89,197,418
                                                             =============    =============
        Diluted ..........................................     104,096,268       89,197,148
                                                             =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ----------------------
                                                                     2007         2006
                                                                  ---------    ---------
Cash flows from operating activities:
   Net (loss) income ..........................................   $ 229,000    $(529,000)
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ...........................       1,000        1,000
      Additional Paid in Capital - Option Expense .............       4,000
      Reversal of prior year recorded liabilities .............    (435,000)
      Abandonment of  property and equipment ..................        --         (1,000)
      Changes in operating assets and liabilities:
         Trade receivables from related parties ...............      93,000       (6,000)
         Trade receivables, net ...............................        --        267,000
         Inventories ..........................................        --         (1,000)
         Prepaid licenses and royalties .......................        --           --
         Prepaid expenses .....................................      (6,000)      39,000
         Other current assets, net ............................       6,000        8,000
         Other assets .........................................        --        (46,000)
         Accounts payable .....................................     157,000      106,000
         Accrued royalties ....................................        --          3,000
         Note Payable Officers ................................       8,000
         Deferred revenue .....................................     (45,000)
         Advances from distributor ............................        --         68,000
         Accumulated other compensation income ................     (56,000)       9,000
                                                                  ---------    ---------
            Net cash provided by (used in) operating activities     (44,000)     (82,000)
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment .........................        --           --
                                                                  ---------    ---------
            Net cash used in investing activities .............        --           --
                                                                  ---------    ---------

Cash flows from financing activities:
   Repayment of current debt ..................................        --           --
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities        --           --
                                                                  ---------    ---------
Effect of exchange rate changes on cash .......................        --           --
                                                                  ---------    ---------
      Net increase (decrease) in cash .........................     (44,000)     (82,000)
Cash, beginning of period .....................................      50,000      122,000
                                                                  ---------    ---------
Cash, end of period ...........................................   $   6,000    $  40,000
                                                                  =========    =========


Supplemental cash flow information:
   Cash paid for:
      Interest ................................................   $       0    $       0
                                                                  =========    =========
      Taxes ...................................................   $       0    $       0
                                                                  =========    =========


                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2007
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

     The Company's independent public accountant included a "going concern" explanatory paragraph in his audit report on the December 31, 2006 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

     The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, and assuming full receipt of the deferred consideration from the sale of "Fallout" (see Note 6) will only be sufficient to fund its anticipated expenditures through the end of first quarter of fiscal 2008. Consequently, the Company expects that it will need to obtain additional financing or income. However, no assurance can be given that alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

INVOLUNTARY BANKRUPTCY

     On November 1, 2006 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by several of the Company's creditors. Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non exempt property, if any, of the debtor. The Company is opposing the petition.

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets, and certain accrued liabilities related to litigation and the probability of what creditors can collect on previously recorded accruals and payables.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Co., Ltd., (Japan) the business of which was closed during the 4th quarter 2006 (immaterial to consolidated results) and Games On-line. All significant inter-company accounts and transactions have been eliminated.


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

     On or about October 9, 2003, Warner Brothers Entertainment, Inc. ("Warner") filed suit against the Company in the Superior Court for the State of California, County of Orange, alleging default on an Amended and Restated Secured Convertible Promissory Note held by Warner dated April 30, 2002, with an original principal sum of $2.0 million. As of March 31,2007 The Company owed a remaining balance of approximately $389,813 payable in one remaining installment which was fully paid in May, 2007.

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

     Monte Cristo Multimedia, a French video game developer and publisher, filed a breach of contract complaint against the Company in the Superior Court for the State of California, County of Orange, on August 6, 2002, alleging damages in the amount of $886,000 plus interest, in connection with an exclusive distribution agreement. This claim was settled for $100,000, payable in twelve installments, however, the Company was unable to satisfy its payment obligations and consequently, Monte Cristo has filed a stipulated judgment against the Company in the amount of $100,000 additional interest has accrued in the amount of $26,548, the total outstanding balance at March 31,2007 is $126,548

     In August 2003, Reflexive Entertainment, Inc. filed an action against the Company for failure to pay development fees in the Orange County Superior Court that was settled in July 2004. The Company was unable to make the payments and Reflexive sought and obtained judgment against the company for approximately $110,000. On or about November 1, 2006, Reflexive joined Arden in the filing of an involuntary bankruptcy petition against the Company. The petition is pending before the bankruptcy court and the Company is opposing it.

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

     The Company received notice from the Internal Revenue Service ("IRS") that it owed approximately $136,000 pursuant to section 166 and section 186 of the Internal Revenue Code in payroll tax penalties, and interest for late filing and late payment of payroll taxes. Approximately $136,000 has been accrued as of March 31, 2007 and was fully paid in April, 2007. The Company received notice from the Employment Development Department (EDD) that it owes approximately $105,000 in payroll taxes, interest and penalties for the periods ending 2003, 2004 and 2005 which has been accrued for on March 31, 2007 and was fully paid in April 2007.

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

     The Company's property, general liability, auto, fiduciary liability, workers compensation and employment practices liability, was cancelled in 2004. The Company subsequently entered into a new workers compensation insurance plan. The Labor Board fined the Company approximately $79,000 for having lost workers compensation insurance for a period of time. The Company has fully paid the Labor Board in April, 2007.

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

     On April 22, 2005, Mark Strecker filed an action against the Company for various claims alleging unpaid services in the amount of $35,000. Mark Strecker obtained a $35,000 judgment against the Company.

     On May 19, 2005 DZN, The Design Corporation filed an action against the Company for various advertising services in the amount of $38,000. DZN obtained a $38,000 judgment against the Company.

     On February 2, 2006 Michael Sigel filed an action against the Company for unauthorized use of image. Although the Company was never served with the lawsuit, a judgment has been issued by a Florida court granting legal fees to Mr. Sigel for an amount of $15,000.

     On March 7, 2006, Parallax Software Corp. entered a judgment against the Company for a material breach of a settlement agreement related to royalties owed in the amount of $219,000.

     The Company has accrued in the Company's financial statements for the liabilities related to the aforementioned litigation. If any of the creditors execute their judgments against the Company, the results will negatively affect the Company's cash flow, which could restrict the Company's operations and cause material restraints to its business.

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------
                                              2007                  2006
                                       ------------------    ------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT
                                       -------    -------    -------    -------
                                                (Dollars in thousands)
North America ......................   $     2          3%   $    44         42%
Europe .............................        77         97          0          0
Rest of World ......................         0          0         15         14
OEM, royalty and
licensing ..........................         0          0         47         44
                                       -------    -------    -------    -------
                                       $    79        100%   $   106        100%
                                       =======    =======    =======    =======

NOTE 4. REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLES

     During the quarter ended March 31, 2007 the Company has reversed certain accruals and accounts payables of approximately $435,000. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

NOTE 5. EMPLOYEE STOCK  OPTIONS

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


     At March 31, 2007, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $4,000 as reflected in net income for the quarter ended March 31, 2007. No employee stock options were granted during the quarter ended March 31, 2007.

NOTE 6.  SUBSEQUENT EVENT

     On April 4, 2007, the Company entered into, an Asset Purchase Agreement (the "APA") and a Trademark License Agreement (the "License Back") with Bethesda Softworks LLC, a video game developer and publisher ("Bethesda"), regarding "FALLOUT", an intellectual property which was owned by the Company (the "IP"). Although such agreements were signed on April 4, 2007 they were agreed not to be binding until closing which occurred on April 9, 2007.

     Under the APA, the Company sold all of its rights to the IP to Bethesda for a total amount of $5,750,000.00 payable to the Company, subject to various conditions, in three cash installments. The first installment of $2,000,000.00 was paid following closing when $200,000.00 was paid to the Company and $1,800,000.00 was deposited into an escrow account to satisfy various liabilities. The Company expects to have fulfilled its obligations under the APA and to receive full payment during the third quarter of 2007. The Company had previously, on June 29, 2004, entered into, an exclusive licensing agreement with Bethesda, regarding the IP which was superseded by the APA.

     Under the License Back the Company obtained an exclusive license, under certain conditions, to use the IP for the purpose of developing an Interplay branded Fallout Massively Multiplayer Online Game ("MMOG").


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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                     THREE MONTHS ENDED MARCH 31,
                                                   2007                      2006
                                           ---------------------     ---------------------
                                                        % OF NET                  % OF NET
                                            AMOUNT      REVENUES      AMOUNT      REVENUES
                                           --------     --------     --------     --------
                                                        (Dollars in thousands)
Net revenues ...........................   $     79          100%    $    106          100%
Cost of goods sold .....................          4            5%           6            6%
                                           --------     --------     --------     --------
     Gross profit ......................         75           95%         100           94%
                                           --------     --------     --------     --------

Operating expenses:
     Marketing and sales ...............         93          117%         147          138%
     General and administrative ........        301          381%         415          392%
     Product development ...............          0            0%           0            0%
                                           --------     --------     --------     --------
     Total operating expenses ..........        394          498%         562          530%
                                           --------     --------     --------     --------
Operating income (loss) ................       (319)        (403)%       (462)        (436)%
Other (expense) income .................        548          693%         (67)         (63)%
                                           --------     --------     --------     --------
Net income (loss) ......................   $    229          290%    $   (529)        (499)%
                                           ========     ========     ========     ========

Net revenues by geographic region:
     North America .....................   $      2            3%    $     44            5%
     International .....................         77           97%          15           88%
     OEM, royalty and licensing ........          0            0%          47            7%
                                           --------     --------     --------     --------
                                                 79          100%         106          100%
                                           ========     ========     ========     ========

Net revenues by platform:
     Personal computer .................   $     71           90%    $     21           17%
     Video game console ................          8           10%          38           77%
     OEM, royalty and licensing ........          0            0%          47            6%
                                           --------     --------     --------     --------
                                                 79          100%         106          100%
                                           ========     ========     ========     ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
North America ...................   $      2   $     44   $    (42)        (95)%
International ...................         77         15         62         413 %
OEM, Royalty & Licensing ........          0         47        (47)       (100)%
Net Revenues ....................   $     79   $    106   $    (27)        (26)%

     Net revenues for the three months ended March 31, 2007 were $79,000, a decrease of 26% compared to the same period in 2006. This decrease resulted from a 95% decrease in North American net revenues, a 100% decrease in OEM, royalty and licensing net revenues, and a 413% increase in International net revenues.

     North American net revenues for the three months ended March 31, 2007 were $2,000. The decrease in North American net revenues in 2007 was mainly due to a 95% decrease in back catalog sales.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2007 were $0, a decrease of $47,000 as compared to the same period in 2006. There were no OEM Licensing deals during the first quarter of 2007.

     International net revenu es for the three months ended March 31, 2007 were $77,000. The increase in international net revenues for the three months ended March 31, 2007 was mainly due to an 80% increase in back catalog sales.

PLATFORM NET REVENUES

     Our platform net revenues for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Personal Computer ...............   $     71   $     21   $     50         238%
Video Game Console ..............          8         38        (30)        (79)%
OEM, Royalty & Licensing ........          0         47        (47)       (100)%
Net Revenues ....................         79        106        (27)        (25)%

     PC net revenues for the three months ended March 31, 2007 were $71,000, an increase of 238% compared to the same period in 2006. The increase in PC net revenues in 2007 was primarily due to higher back catalog sales. Video game console net revenues were $8,000, a decrease of 79% for the three months ended March 31, 2007 compared to the same period in 2006, due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Net Revenues ....................   $     79   $    106   $    (27)        (25)%
Cost of Goods Sold ..............          4          6         (2)        (33)%
Gross Profit Margin .............         75        100        (25)        (25)%

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

     Our cost of goods sold decreased 33% to $4,000 in the three months ended March 31, 2007 compared to the same period in 2006.

     Our gross margin remained the same at 94% for the 2007 period from 94% in the 2006 period.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Marketing and Sales .............   $     93   $    147   $    (54)        (37)%

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2007 were $93,000 a 37% decrease compared to the 2006 period.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
General and Administrative ......   $    301   $    415   $   (114)        (27)%

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2007 were $301,000 a 27% decrease as compared to the same period in 2006. The decrease is mainly due to a $114,000 decrease in officer, director compensation, personnel costs and general expenses.

OTHER EXPENSE (INCOME), NET

     Our other expense (income) for the three months ended March 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Other Expense ( Income) .........   $   (548)  $     67   $   (615)        917%

     Other income consists primarily of reversals of certain prior year payables in the amount of $435,000, recognition of expired contract in the amount of $50,000, reversal of reserves, foreign currency exchange transaction gains and losses, and interest expense on debt in the amount of $63,000. Other income for the three months ended March 31, 2007 was $548,000, a 917% increase as compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2007, we had a working capital deficit of approximately $7.9 million, and our cash balance was approximately $6,000. We currently have no cash reserves and are only able to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

     We have substantially reduced our operating expenses and have licensed certain rights to one of our Intellectual Properties, Earthworm Jim, to a third party. We have sold one of our Intellectual Properties, Fallout, to a third party while obtaining a License back to allow us to create, develop and exploit a "Fallout" Massively Multiplayer Online Game (MMOG).

     If we do not receive sufficient financing or income we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy,, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

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

     We have been operating without a credit facility since October 2001, which has adversely affected cash flow. Although we are now able to pay our current liabilities, we continue to face difficulties in paying our historical vendors, and employees, and have pending lawsuits as a result of our continuing cash flow difficulties. We expect these difficulties to improve during 2007 assuming full receipt of the deferred consideration from the sale of "Fallout".

     Historically, we have funded our operations primarily through cash flow from operations, including royalty and distribution fee advances.

     Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of $44,000 during the three months ended March 31, 2007, primarily attributable to licensing and distribution net of expenditures.

     We entered into various licensing agreements during the first quarter of 2007 under which we licensed others to exploit games that we have intellectual property rights to. We expect in the remainder of 2007 to enter into similar license arrangements to generate cash for the Company's operations.

     Currently the Company has no internal development of new titles.

     The Company is planning to exploit its license of "Fallout" on Massively Multiplayer Online Gaming (MMOG) and is reviewing the financial avenues for funding MMOG.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

                                      LESS THAN    1 - 3     3 - 5     MORE THAN
CONTRACTUAL OBLIGATIONS      Total     1 YEAR      YEARS     YEARS      5 YEARS
-------------------------  --------   --------   --------   --------   --------
Lease Commitments (1) ...        11       --           11       --         --
                           --------   --------   --------   --------   --------
 Total ..................        11       --           11       --         --

(1) We have a lease commitment at the Beverly Hills office through April 2008. We also have a lease commitment at our French representation office through February 28, 2008 with an option for the Company to take up to an additional 6 years.

     Our current cash reserves plus our expected cash from existing operations assuming full receipt of the deferred consideration from the sale of "Fallout" will only be sufficient to fund our anticipated expenditures to March 31, 2008. We will need to continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2007. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

     We recognized gains of $ 40,000 and $2,500 during the three months ended March 31, 2007 and 2006 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls.

     Our management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY HAVE A NUMBER OF OBLIGATIONS THAT WE ARE UNABLE TO MEET WITHOUT GENERATING ADDITIONAL INCOME OR RAISING ADDITIONAL CAPITAL. IF WE CANNOT GENERATE ADDITIONAL INCOME OR RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY BECOME INSOLVENT, FAIL TO OBTAIN APPROPRIATE RELIEF FROM BANKRUPTCY, AND/OR BE MADE BANKRUPT AND/OR OUR STOCK MAY BECOME ILLIQUID OR WORTHLESS.

     As of March 31, 2007, our cash balance was approximately $6,000 and our outstanding and current liabilities totaled approximately $8.1 million. In particular, we have some significant creditors that comprise a substantial proportion of outstanding obligations, including many that have obtained judgments against us that we might not be able to satisfy. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or obtain appropriate relief from bankruptcy and/or, (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     For the three months ended March 31, 2007, our net income from operations was $229,000 but we have incurred significant net losses in previous years. Although for the year ended December 31, 2006, our net income was $3.1 million,

$4.5 million of our revenue was recognized from the reversals of certain settlements, reversal of reserves and prior year payables, (which did not generate cash flow). As of March 31, 2007 we had an accumulated deficit of $130 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our licensees' product distributions and licensing of our intellectual property, the rate of growth of our business, and our commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

OUR ABILITY TO EFFECT A FINANCING TRANSACTION TO FUND OUR OPERATIONS COULD ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

     We expect to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing. To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. Our certificate of incorporation provides for the issuance of preferred stock however we currently do not have any preferred stock issued and outstanding. Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock. Material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

TITUS INTERACTIVE SA (PLACED IN INVOLUNTARY BANKRUPTCY IN JANUARY, 2005) CONTROLS A MAJORITY OF OUR VOTING STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF DIRECTORS AND PREVENT AN ACQUISITION OF US THAT IS FAVORABLE TO OUR OTHER STOCKHOLDERS. ALTERNATIVELY, TITUS CAN ALSO CAUSE A SALE OF CONTROL OF OUR COMPANY THAT MAY NOT BE FAVORABLE TO OUR OTHER STOCKHOLDERS.

     Titus owns approximately 58 million shares of common stock and has majority ownership. As a consequence, Titus can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. At our 2003 and 2002 annual stockholders meetings, Titus exercised its voting power to elect a majority of our Board of Directors. Our Chief Executive Officer and interim Chief Financial Officer, Herve Caen, was a director of various Titus affiliates. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, Titus' bankruptcy could lead to a sale by its liquidator or other representative in bankruptcy, of shares Titus holds in us, and/or a sale of Titus itself which would result in a sale of control of our Company and such a sale may not be favorable to our other stockholders. Such a sale, including if it involves a dispersion of shares to multiple stockholders, further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

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

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL OFFICER, WHICH MAY AFFECT OUR ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

     We are presently without a CFO, and Mr. Caen assumed the position of interim-CFO and continues as CFO .


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

     We believe that our future revenue will continue to depend on the successful production of hit titles on a continuous basis by us or our licensees. Because we and our licensees introduce a relatively limited number of new products in a given period, the failure of one or more of these products to achieve market acceptance could cause material harm to our business. Further, if our or are licensees' products do not achieve market acceptance, we could be forced to accept substantial product returns or grant significant pricing concessions to maintain our or our licensees' relationship with retailers and our or our licensees' access to distribution channels. If we or our licensees are forced to accept significant product returns or grant significant pricing concessions, our business and financial results could suffer material harm.

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

     Our net revenues from international sales accounted for approximately 97% of our total net revenues for the quarter ending March 31, 2007 and 66% and 57% of our total net revenues for years ended December 31, 2006 and 2005, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

OUR OR OUR LICENSEES' CUSTOMERS HAVE THE ABILITY TO RETURN PRODUCTS OR TO RECEIVE PRICING CONCESSIONS AND SUCH RETURNS AND CONCESSIONS COULD REDUCE OUR NET REVENUES AND RESULTS OF OPERATIONS.

     We are exposed to the risk of product returns and pricing concessions with respect to our or our licensees' distributors. Our or our licensees' distributors allow retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to end users that products will be free from manufacturing defects. In addition, our or our licensees' provide pricing concessions to customers to manage customers' inventory levels in the distribution channel. Our or our licensees' distributors could be forced to accept substantial product returns and provide pricing concessions to maintain relationships with retailers and their access to distribution channels.

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

     o As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Intellectual property litigation or claims could force us to do one or more of the following:cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     We have received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. As of the date of this filing, the balance of the amount due under the note has been paid in full.

ITEM 6.  EXHIBITS

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

     EXHIBIT
     NUMBER                EXHIBIT TITLE
     -------               -----------------------------------------------------

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



                                      INTERPLAY ENTERTAINMENT CORP.


Date:  May 21, 2007                   By:       /S/ HERVE CAEN
                                            ------------------------------------
                                             Herve Caen,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive and
                                             Financial and Accounting Officer)