Form 10-Q
period 2007-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2007-08-14
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                        ISSUED AND OUTSTANDING AT JUNE 30, 2007
------------------------------           ---------------------------------------
Common Stock, $0.001 par value                          103,855,634

As of June 30, 2007, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2007

                                TABLE OF CONTENTS
                                 --------------

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed  Consolidated Balance Sheets as of June 30,
         2007 (unaudited) and December 31, 2006..............................  3

         Condensed  Consolidated  Statements of Operations for
         the Three and Six Months ended June 30, 2007 and 2006
         (unaudited).........................................................  4

         Condensed  Consolidated  Statements of Cash Flows for
         the  Six  Months   ended  June  30,   2007  and  2006
         (unaudited).........................................................  5

         Notes to Condensed  Consolidated Financial Statements
         (unaudited).........................................................  6

Item 2.  Management's  Discussion  and  Analysis of  Financial
         Condition and Results of Operations.................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk................................................................ 17

Item 4.  Controls and Procedures............................................. 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 18

Item 1A. Risk Factors........................................................ 18

Item 3.  Defaults Upon Senior Securities..................................... 24

Item 6.  Exhibits............................................................ 25

SIGNATURES................................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         JUNE 30,        DECEMBER 31,
ASSETS                                                     2007             2006
                                                       -------------    -------------
Current Assets:                                        (unaudited)
  Cash (Including cash held in escrow) .............   $   2,992,000    $      50,000
  Trade receivables ................................       1,827,000          227,000
  Inventories ......................................           8,000            8,000
  Deposits .........................................           4,000            4,000
  Prepaid expenses .................................           6,000            6,000
  Other receivables ................................          14,000           17,000
                                                       -------------    -------------
  Total current assets .............................       4,851,000          312,000

Property and equipment, net ........................           1,000            3,000
Other assets .......................................           8,000            8,000
                                                       -------------    -------------
         Total assets ..............................   $   4,860,000    $     323,000
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Account payable ..................................       4,954,000        5,659,000
  Accrued royalties ................................         199,000          170,000
  Deferred income ..................................         415,000          460,000
  Notes Payable ....................................   $   1,755,000    $   2,121,000
                                                       -------------    -------------
         Total current liabilities .................       7,323,000        8,410,000
                                                       -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
  Preferred stock, $0.001 par value 5,000,000
    shares authorized; no shares issued
    or outstanding, ................................            --               --
  Common stock, $0.001 par value 150,000,000
    shares authorized; 103,855,634 shares
    issued and outstanding .........................         104,000          104,000
  Paid-in capital ..................................     121,967,000      121,964,000
  Accumulated deficit ..............................    (124,508,000)    (130,205,000)
  Accumulated other comprehensive income (loss) ....         (26,000)          50,000
  Treasury stock of 4,658,216 shares ...............               0                0
                                                       -------------    -------------
         Total stockholders' deficit ...............      (2,463,000)      (8,087,000)
                                                       -------------    -------------
         Total liabilities and stockholders' deficit   $   4,860,000    $     323,000
                                                       =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                ------------------------------    ----------------------------
                                                    2007             2006             2007             2006
                                                -------------    -------------    -------------    -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ....................................   $   5,812,000          239,000    $   5,893,000          345,000
                                                -------------    -------------    -------------    -------------
Cost of goods sold ..........................           2,000          146,000            6,000          152,000
                                                -------------    -------------    -------------    -------------
   Gross profit .............................       5,810,000           93,000        5,887,000          193,000
                                                -------------    -------------    -------------    -------------
Operating expenses:
   Marketing and sales ......................          95,000          127,000          190,000          274,000
   General and administrative ...............         332,000          422,000          594,000          837,000
                                                -------------    -------------    -------------    -------------
      Total operating expenses ..............         427,000          549,000          784,000        1,111,000
                                                -------------    -------------    -------------    -------------
Operating income (loss) .....................       5,383,000         (456,000)       5,103,000         (918,000)
Other income (expense):
     Interest expense .......................         (11,000)         (27,000)         (41,000)         (52,000)
     Other ..................................          95,000        2,543,000          635,000        2,501,000
                                                -------------    -------------    -------------    -------------
Income (loss) before benefit for income taxes       5,467,000        2,060,000        5,697,000        1,531,000
Income taxes ................................            --               --               --
                                                -------------    -------------    -------------    -------------
Net income (loss) ...........................   $   5,467,000    $   2,060,000    $   5,697,000    $   1,531,000
                                                =============    =============    =============    =============
Net income (loss) per common share:
     Basic ..................................   $       0.055    $       0.020    $       0.057    $       0.015
                                                =============    =============    =============    =============
     Diluted ................................   $       0.053    $       0.021    $       0.055    $       0.015
                                                =============    =============    =============    =============
Shares used in calculating net income (loss)
  per common share:
     Basic ..................................      99,197,000       99,197,000       99,197,000       99,197,000
                                                =============    =============    =============    =============
     Diluted ................................     102,872,000       99,197,000      102,872,000       99,197,000
                                                =============    =============    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  2007            2006
                                                               -----------    -----------
Cash flows from operating activities:
  Net (loss) income ........................................   $ 5,697,000    $ 1,531,000
  Adjustments to reconcile net (loss) income to
    cash (used) provided by operating activities:
    Depreciation and amortization ..........................         2,000          2,000
    Additional paid in capital - option expense ............         3,000              0
    Reversal of prior years recorded
      liabilities ..........................................      (515,000)             0

Changes in operating assets and liabilities:
  Trade receivables, net ...................................    (1,600,000)       384,000
  Inventories ..............................................          --             --
  Prepaid licenses and royalties
  Deposits .................................................          --            4,000
  Prepaid expenses .........................................          --           49,000
  Other current assets, net ................................         3,000         (4,000)
  Other assets .............................................          --                0
  Accounts payable .........................................      (190,000)    (2,662,000)
  ccrued royalties .........................................        29,000          7,000
  Note Payable .............................................      (366,000)             0
  Advances from distributors ...............................       (45,000)       419,000
  Accumulated other compensation income ....................       (76,000)        (6,000)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities     2,942,000       (276,000)
                                                               -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment .......................          --             --
                                                               -----------    -----------
         Net cash used in investing activities .............          --             --
                                                               -----------    -----------

Cash flows from financing activities:
  Repayment of current debt ................................          --             --
                                                               -----------    -----------
  Issuance of stock to reduce debt .........................             0        296,000
                                                               -----------    -----------
  Net cash provided by (used in) financing activities ......             0        296,000
                                                               -----------    -----------
    Effect of exchange rate changes on cash ................          --             --
    Net increase (decrease) in cash ........................     2,942,000         20,000
                                                               -----------    -----------
Cash, beginning of period ..................................        50,000        122,000
                                                               -----------    -----------
Cash, end of period ........................................   $ 2,992,000    $   142,000
                                                               ===========    ===========

Supplemental cash flow information:
  Cash paid for:
    Interest ...............................................   $         0    $         0

                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

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

         In addition, the Company continues to seek, external sources of funding including, but not limited to, a private placement or public offering of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. Although the Company has had some success in licensing certain of its products in the past, no assurance can be given that the Company will do so in the future.

         The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, and assuming full receipt of the deferred consideration from the sale of "Fallout" (see Note 6) will only be sufficient to fund its anticipated expenditures through the end of the third quarter of 2008. Consequently, the Company expects that it will need to obtain additional financing or income. However, no assurance can be given that alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

INVOLUNTARY BANKRUPTCY

         On November 1, 2006 an involuntary petition under Chapter 7 of the Bankruptcy Code was filed in Federal Court by several of the Company's creditors. Involuntary bankruptcy is a process where a court appointed trustee is empowered to liquidate the non exempt property, if any, of the debtor. The Company had opposed the petition and on July 17, 2007 the petition was dismissed by the Court.

         Under the motion for dismissal the Company agreed to distribute approximately $2,900,000 held in escrow to certain creditors of the Company. These distributions were made in July 2007.

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Co., Ltd., (Japan), the business of which was closed during the 4th quarter 2006 (immaterial to consolidated results), and Games On-line. All significant inter-company accounts and transactions have been eliminated.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         On July 17, 2007, a final order dismissing the involuntary bankruptcy case filed against the Company on or about November 1 , 2006, was entered by the United States Bankruptcy Court for the Central District of California (Santa Ana Division). In July 2007 the Company made distributions in compliance with the dismissal order, which paid off all outstanding litigation other than the following:

         In February 2, 2006 Michael Sigel filed an action against the Company for unauthorized use of image. Although the Company was never served with the lawsuit, a judgment has been issued by a Florida court granting legal fees to Mr. Sigel for an amount of $15,000. The Company is disputing the validity of the judgment obtained while involuntary proceedings against the Company were pending.

         In June 2007, a software developer, Bioware Corp., filed a claim in the involuntary bankruptcy proceedings against the Company, alleging unpaid royalties and attorney's fees in an amount of approximately $375,000 for the period between February 2003 through January 2004. The Company opposed the claim and the Bankruptcy Court has retained jurisdiction for the sole purpose of resolving the disputed claim with Bioware Corp.

         The Company has accrued an estimate for the aforementioned pending litigation.

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues, exclusive of the "Fallout" intellectual property sale, by geographic regions were as follows:

                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                   ----------------------------------------    ----------------------------------------
                          2007                  2006                 2007                   2006
                   ------------------    ------------------    ------------------    ------------------
                   AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
North America ..   $     2          3%   $     2          1%   $     4          3%   $    46         13%
International ..        60         97%       198         83%       139         97%       213         62%
OEM, royalty and
  licensing ....         0        0 %         39         16%         0          0%        86         25%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $    62        100%   $   239        100%   $   143        100%   $   345        100%
                   =======    =======    =======    =======    =======    =======    =======    =======

NOTE 4.  REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLES

         During the six months ended June 30, 2007 the Company reversed certain accruals and accounts payables of approximately $500,000, net. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no attempt has been made by the vendor or claimant for that period of time to collect the outstanding balances. Additional adjustments were also made to existing balances through negotiated settlements with certain other creditors

NOTE 5.  EMPLOYEE STOCK  OPTIONS

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

     At June 30, 2007, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $3,000 as reflected in net income for the quarter ended June 30, 2007. No employee stock options were granted during the six months ended June 30, 2007.

NOTE 6.  SALE OF INTELLECTUAL PROPERTY

         On April 4, 2007 the Company entered into, an Asset Purchase Agreement (the APA) and a Trademark License Agreement ("the License Back ") with Bethesda Software LLC, a video game developer and publisher ("Bethesda") Regarding "Fallout", an intellectual property which was owned by the company (the IP). Although such agreements were signed on April 4, 2007 they were agreed not to be binding until the closing which occurred on April 9,2007.

         Under the APA, the Company sold all of its rights to the IP to Bethesda for a total amount of $5,750,000 payable to the Company, subject to various conditions, in three cash installments. An aggregate of $4,000,000 was paid in two installments through June 30,2007. The third and final payment to the Company is currently expected to be paid during the fourth quarter of 2007 in the amount of $1,750,000.

         Under the License Back, the Company obtained an exclusive license, under certain conditions, to use the IP for the purpose of developing an Interplay branded Fallout Massively Multiplayer Online Game ("MMOG).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and presumes that readers have access to, and will have read, the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                    INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                         Three months ended June 30                        Six months ended June 30
                               ----------------------------------------------    ---------------------------------------------
                                        2007                    2006                     2007                    2006
                               ---------------------    ---------------------    --------------------    ---------------------
                                                                    (Dollars in thousands)

                                            % of Net                 % of Net                % of Net                 % of Net
                                Amount      Revenues     Amount      Revenue      Amount     Revenues     Amount      Revenue
                               --------     --------    --------     --------    --------    --------    --------     --------
Revenues ...................   $  5,812          100%   $    239          100%   $  5,893         100%   $    345          100%
Cost of goods sold .........          2            0%        146           61%          6           0%        152           44%
                               --------     --------    --------     --------    --------    --------    --------     --------
  Gross Profit .............      5,810          100%         93           39%   $  5,887         100%        193           56%

Operating Expenses:
  Marketing and sales ......         95            2%        127           53%        190           3%        274           79%
  General and administrive .        332            6%        422          177%        594          10%        837          243%
                               --------     --------    --------     --------    --------    --------    --------     --------
    Total operating expenses        427            7%        549          230%        784          13%      1,111          322%
                               --------     --------    --------     --------    --------    --------    --------     --------

Operating income (loss) ....      5,383           93%       (456)       -191%    $  5,103          87%       (918)       -266%

Other income (expenses):
  Other income (expenses) ..         84            1%      2,516         1053%        594          10%      2,449          710%
  Income taxes .............          0            0        --           --          --          --          --           --
                               --------     --------    --------     --------    --------    --------    --------     --------
  Net income (loss) ........      5,467           94%   $  2,060          862%   $  5,697          97%   $  1,531          444%
                               ========     ========    ========     ========    ========    ========    ========     ========

Geographic Region -
  Net revenue excluding the
  sale of the "Fallout"
  Intellectual Property

North America ..............          2            3%          2            1%          4           3%         46           13%
International ..............         60           97%        198           83%        139          97%        213           62%
Oem, royalty and licensing .          0            0%         39           16%          0           0%         86           25%
                               --------     --------    --------     --------    --------    --------    --------     --------
                               $     62          100%   $    239          100%   $    143         100%   $    345          100%
                               ========     ========    ========     ========    ========    ========    ========     ========
Platform -
  Net revenue excluding the
  sale of the "Fallout"
  Intellectual Property

Personal computers .........   $     56           90%         85           36%        128          90%        107           31%
Video game console .........   $      6           10%        114           48%         15          10%        152           44%
OEM, royalty and licensing .          0          0.0%         40           17%          0           0%         86           25%
                               --------     --------    --------     --------    --------    --------    --------     --------
                               $     62          100%   $    239          100%   $    143         100%   $    345          100%
                               ========     ========    ========     ========    ========    ========    ========     ========

FALLOUT

         On April 4,2007 the Company entered into, an Asset Purchase Agreement ( the APA) and a Trademark License Agreement ("the License Back ") with Bethesda Software LLC, a video game developer and publisher( Bethesda") Regarding " Fallout", an intellectual property which was owned by the company (the IP). Although such agreements were signed on April 4, 2007 they were agreed not to be binding until the closing which occurred on April 9,2007.

         Under the APA, the Company sold all of its rights to the IP to Bethesda for a total amount of $5,750,000 payable to the Company, subject to various conditions, in three cash installments. An aggregate of $4,000,000 was paid in two installments through June 30,2007. The third and final payment to the Company is currently expected to be paid during the fourth quarter of 2007 in the amount of $1,750,000.

         Under the License Back , the Company obtained an exclusive license, under certain conditions, to use the IP for the purpose of developing an Interplay branded Fallout Massively Multiplayer Online Game ("MMOG).

         The Company is focused on securing funding for development of a Massively Multiplayer Online Game (MMOG) based on the popular Fallout franchise. Along with its strategy of leveraging its existing portfolio of intellectual gaming properties, the Company intends that Fallout MMOG will play a key roll in the future of the Company.

         Originally released by Interplay in 1997, Fallout places a player in the role of a vault dweller who ventures into a post-apocalyptic world of mutants, radiation and violence. The game has been widely hailed as an outstanding role-playing game.

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES EXCLUSIVE OF THE SALE OF "FALLOUT" INTELLELECTUAL PROPERTY.

         Geographically, our net revenues for the three and six months ended June 30, 2007 and 2006 break down as follows: (in thousands)

Three Months Ended June 30        2007        2006       Change      % Change
------------------------------  ---------   ---------   ---------    ---------
North America ................  $       2   $       2   $      (0)          (0%)
International ................         60         198        (138)         (70%)
OEM, Royalty & Licensing .....          0          39         (39)        (100%)
Net Revenues .................  $      62   $     239   $    (177)         (74%)

Six Months Ended June 30          2007        2006       Change      % Change
------------------------------  ---------   ---------   ---------    ---------
North America ................  $       4   $      46   $     (42)         (91%)
International ................        139         213         (74)         (35%)
OEM, Royalty & Licensing .....          0          86         (86)        (100%)
Net Revenues .................  $     143   $     345   $    (202)         (59%)

         Net revenues for the three months ended June 30, 2007 were $62,000, a decrease of 74% compared to the same period in 2006. This decrease resulted from an 0% decrease in North American net revenues, a 100% decrease in OEM, royalty and licensing net revenues, and a 70% decrease in International net revenues.

         Net revenues for the six months ended June 30, 2007 were $143,000, a decrease of 59% compared to the same period in 2006 due to the decrease in back catalog sales. This decrease resulted from a 91% decrease in North America net revenues and 100% decrease in OEM, Royalty and licensing revenues and a 35% decrease in International net revenues due to the decrease in back catalog sales.

         North American net revenues for the three months ended June 30, 2007 were $2,000. The decrease in North American net revenues in 2007 was mainly due to a 0% decrease in back catalog sales.

         North America net revenues for the six months ended June 30, 2007 were $4,000. There was no significant change in North American net revenue in 2007.

         International net revenues for the three months ended June 30, 2007 were $60,000. The decrease in International net revenues for the three months ended June 30, 2007 was mainly due to a 70% decrease in back catalog sales.

         International net revenues for the six months ended June 30, 2007 were $139,000. The decrease in International net revenue for the six months ended June 30,2007 was mainly due to a 35% decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the three months ended June 30, 2007 were $0, a decrease of 100% as compared to the same period in 2006 due to a decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the six months ended June 30, 2007 were $0, a decrease of 100% as compared to the same period in 2006 due to a decrease in back catalog sales.

PLATFORM NET REVENUES

         Our platform net revenues for the three and six months ended June 30, 2007 and 2006 break down as follows: (in thousands)

Three Months Ended June 30            2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $     56   $     85   $    (29)        (34%)
Video Game Console ..............          6        114       (108)        (94%)
OEM, Royalty & Licensing ........          0         40        (40)       (100%)
Net Revenues ....................   $     62   $    239   $   (177)        (74%)

Six Months Ended June 30              2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $    128   $    107   $     21          20%
Video Game Console ..............         15        152       (137)        (90%)
OEM, Royalty & Licensing ........          0         86        (86)       (100%)
Net Revenues ....................   $    143   $    345   $   (202)        (59%)

         PC net revenues for the three months ended June 30, 2007 were $56,000, a decrease of 34% compared to the same period in 2006. The decrease in PC net revenues in 2007 was primarily due to lower back catalog sales. Video game console net revenues were $6,000, a decrease of 94% for the three months ended June 30, 2007 compared to the same period in 2006, mainly due to lower back catalog sales.

         PC net revenues for the six months ended June 30, 2007 were $128,000, a increase of 20% compared to the same period in 2006. The increase in PC net revenues in the six months ended June 30, 2007 was primarily due to higher back catalog sales. Video Game console net revenues were $15,000, a decrease of 90% for the six months ended June 30, 2007 compared to the same period in 2006, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN, EXCLUSIVE OF THE SALE OF "FALLOUT".

         Our net revenues exclusive of the sale of "Fallout" intellectual property, cost of goods sold and gross margin for the three and six months ended June 30, 2007 and 2006 breakdown as follows: (in thousands)

Three Months Ended June 30            2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $     62   $    239   $   (177)        (74%)
Cost of Goods Sold ..............          2        146       (144)        (99%)
Gross Profit Margin .............   $     60   $     93   $    (33)        (35%)

Six Months Ended June 30              2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    143   $    345   $   (202)        (59%)
Cost of Goods Sold ..............          6        152       (146)        (96%)
Gross Profit Margin .............   $    137   $    193   $    (56)        (29%)

Three Months Ended June 30                      2007        2006       Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%          0%
Cost of Goods Sold ........................          3%         62%        (59%)
Gross Profit Margin .......................         97%         38%         59%

Six Months Ended June 30                        2007        2006       Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%          0%
Cost of Goods Sold ........................          4%         44%        (40%)
Gross Profit Margin .......................         96%         56%        (40%)

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

         Our cost of goods sold decreased 99% to $2,000 in the three months ended June 30, 2007 compared to the same period in 2006. The decrease was mainly due to lower back catalog sales..

         Our cost of goods sold decreased 96% to $6,000 in the six months ended June 30, 2007 compared to the same period in 2006. The decrease was mainly due to lower back catalog sales

         Our gross margin increased to 97% for the three months ended June 30, 2007 from 38% in the comparable period in 2006.

         Our gross margin increased to 96% for the six months ended June 30, 2007 period from 56% in the comparable 2006 period.

MARKETING AND SALES

         Our marketing and sales expense for the three months ended June 30, 2007 and 2006 breakdown as follows: (in thousands)

Marketing and Sales                    2007       2006      Change    % Change
----------------------------------   --------   --------   --------   --------
Three Months Ended June 30 .......   $     95   $    127   $     32        (25%)
----------------------------------   --------   --------   --------   --------
Six Months Ended June 30 .........   $    190   $    274   $     84        (30%)
----------------------------------   --------   --------   --------   --------

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2007 were $95,000, a 25% decrease as compared to the 2006 period. Marketing and sales expenses for the six months ended June 30, 2007 were $190,000 a 30% decrease as compared to the same period during 2006

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and six months ended June 30, 2007 and 2006 breakdown as follows: (in thousands)

General and Administrative            2007       2006      Change     % Change
----------------------------------  --------   --------   --------    --------
Three Months Ended June 30 .......  $    332   $    422   $    (90)        (21%)
----------------------------------  --------   --------   --------    --------
Six Months Ended June 30 .........  $    594   $    837   $   (243)        (29%)
----------------------------------  --------   --------   --------    --------

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2007 were $332,000, a 21% decrease as compared to the same period in 2006. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the six months ended June 30, 2007 were $594,000 a 29% decrease as compared to the same period in 2006. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel and CEO compensation during 2007.

OTHER EXPENSE (INCOME), NET

         Our other expense (income) for the three months ended June 30, 2007 and 2006 breakdown as follows: (in thousands)

Other (Income) Expenses              2007        2006       Change    % Change
---------------------------------- --------    --------    --------   --------
Three Months Ended June 30 ....... $    (84)   $ (2,516)   $  2,432        (97%)
---------------------------------- --------    --------    --------   --------
Six Months Ended  June 30 ........ $   (594)   $ (2,449)   $  1,855        (75%)
---------------------------------- --------    --------    --------   --------

         Other income for the three months ended June 30, 2007 consists primarily of net income related to negotiated settlements in the amount of $85,000, interest expense on debt in the amount of $11,000, foreign currency exchange transactions gains and losses, and rental income in the amount of $10,000. Other income for the six months ended June 30,2007 was $594,000, of which approximately $500,000 consisted of reversal and adjustments to certain accrual and accounts payables as compared to $2,449,000 of income in the same period in 2006. The decrease is attributable to various settlements in 2007 and reversal of a smaller amount of prior year accruals.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2007, we had a working capital deficit of approximately $2.5 million, and our cash balance was approximately $3 million, of which $2.9 million was held in escrow for the benefit of certain creditors. We have sold " Fallout" to a third party and the third and final payment to us is currently expected to be paid during the fourth quarter of 2007 in the amount of $1,750,000, while we have obtained the License Back to allow us to create, develop and exploit a "Fallout" Massively Multiplayer Online Game (MMOG).

         We currently have no cash reserves and are only able to pay current liabilities. We cannot continue in our current form without obtaining additional financing or income.

         If we do not receive sufficient financing or income we may (i) liquidate additional assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. These conditions, combined with our historical operating losses and our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

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

         Historically, we have funded our operations primarily from the sale of or royalties generated by licensing of our intellectual property rights and distribution fee advances of our products.

         Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities provided cash of $2,942,000 during the six months ended June 30, 2007, primarily attributable to sale of intellectual property, licensing and distribution net of expenditures.

         We entered into various licensing agreements during the second quarter of 2007 under which we licensed others to exploit games that we have intellectual property rights to. We expect in the remainder of 2007 to enter into similar license arrangements to generate cash for the Company's operations.

         Currently the Company has no internal development of new titles.

         We are planning to exploit the License Back of "Fallout" MMOG and are reviewing the avenues for securing financing of at least $30 million to fund its production.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

                                    Less Than    1 - 3       3 - 5     More Than
Contractual Obligations    Total     1 Year      Years       Years      5 Years
-----------------------  ---------  ---------  ---------   ---------   ---------
Lease Commitments (1) .          7       --            7        --          --
-----------------------  ---------  ---------  ---------   ---------   ---------
 Total ................          7       --            7        --          --
-----------------------  ---------  ---------  ---------   ---------   ---------

(1) We have a lease commitment at the Beverly Hills office through April 2008. We also have a lease commitment at our French representation office through February 28, 2008 with an option for the Company to take up to an additional 6 years.

         Our current cash reserves plus our expected cash from existing operations assuming full receipt of the deferred consideration from the sale of "Fallout" will only be sufficient to fund our anticipated expenditures through the end of the third quarter of 2008. We will need to continue to consummate certain sales of assets and/or raise additional financing to meet our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of June 30 ,2007. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

         Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

         We recognized gains of $40,000 and $2,000 during the six months ended June 30, 2007 and 2006 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

         There were no changes made in our internal controls over financial reporting that occurred during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls.

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

         As of June 30, 2007, our cash balance included approximately $2.9 million held in escrow for the benefit of certain creditors. Our outstanding and current liabilities totaled approximately $4.8 million. The $2.9 million held in escrow was utilized to reduce outstanding liabilities subsequent to June 30, 2007. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or obtain appropriate relief from bankruptcy and/or, (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

         For the six months ended June 30, 2007, our net income from operations was $5.7 million. During the second quarter we had a one-time sale of the intellectual property "Fallout" which was sold to Bethesda in the amount of $5.75 million, However we have incurred significant net losses in previous years. Although for the year ended December 31, 2006, our net income was $3.1 million, $4.5 million of our revenue was recognized from the reversals of certain settlements, reversal of reserves and prior year payables, (which did not generate cash flow). As of June 30, 2007 we had an accumulated deficit of $125 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our licensees' product distributions and licensing of our intellectual property, the rate of growth of our business, and our commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or scaling back product development and marketing programs. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

RISKS RELATED TO OUR BUSINESS

WE BELIEVE THERE MAY HAVE BEEN OR MAY BE ABOUT TO BE A SALE BY TITUS INTERACTIVE SA (PLACED IN INVOLUNTARY BANKRUPTCY IN JANUARY, 2005) OF A MAJORITY OF OUR VOTING STOCK.

         Titus owned approximately 58 million shares of common stock and had majority ownership of us. If Titus has sold its interest in us, the new shareholders can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. If there remains a concentration of voting power, it could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, any sale by Titus, if it has occurred or occus, may not be favorable to our other stockholders and could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult. We have not been contacted by any new shareholder(s) as of the date of this filing.

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

         Our net revenues from international sales accounted for approximately 97% of our total net video game revenues for the six months ending June 30, 2007 and 62% for 2006.To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

         o        new media formats;

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We had received several notices of default on payment on principal and interest from Warner Bros. Entertainment Inc. on an Amended and Restated Secured Convertible Promissory Note, dated April 30, 2002, with an original principal sum of $2,000,000. All amounts as of June 30,2007 have been paid in full.

ITEM 6.    EXHIBITS

         (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

        EXHIBIT
        NUMBER    EXHIBIT TITLE
        -------   --------------------------------------------------------------

         10.49 Trademark License Agreement by and between Bethesda Softworks LLC and the Company as of April 4, 2007 (incorporated herein by reference to Exhibit 10.49 to Form 8-K filed on April 12,
                  2007).

         10.50 Asset Purchase Agreement by and between Bethesda Softworks LLC and the Company dated as of April 4, 2007.

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


                                   INTERPLAY ENTERTAINMENT CORP.

Date:  August 14, 2007             By:   /s/ HERVE CAEN
                                         ---------------------------------------
                                         Herve Caen,
                                         Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive and
                                         Financial and Accounting Officer)