Form 10-Q
period 2007-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2007-11-13
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2007
             -----                  --------------------------------------------

Common Stock, $0.001 par value                       103,855,634

As of September 30, 2007, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS
                                 --------------


                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2007 (unaudited) and December 31, 2006            3

            Condensed Consolidated Statements of Operations
            for the Three and Nine Months ended September 30, 2007
            and 2006 (unaudited)                                            4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2007 and 2006 (unaudited)       5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    15

Item 4.     Controls and Procedures                                        16


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              16

Item 1A.    Risk Factors                                                   16

Item 6.     Exhibits                                                       22

SIGNATURES                                                                 23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         2007             2006
                                                                    -------------    -------------
ASSETS                                                               (unaudited)
Current Assets:
   Cash .........................................................   $      18,000    $      50,000
   Trade receivables ............................................       1,794,000          227,000
   Inventories ..................................................           8,000            8,000
   Deposits .....................................................           4,000            4,000
   Prepaid expenses .............................................          11,000            6,000
   Other receivables ............................................          15,000           17,000
                                                                    -------------    -------------
         Total current assets ...................................       1,850,000          312,000

Property and equipment, net .....................................           1,000            3,000
Other assets ....................................................               0            8,000
                                                                    -------------    -------------
Total assets ....................................................   $   1,851,000    $     323,000
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Account payable ..............................................   $   1,272,000    $   5,659,000
   Accrued royalties ............................................         200,000          170,000
   Deferred income ..............................................         424,000          460,000
   Notes Payable ................................................       1,765,000        2,121,000
                                                                    -------------    -------------
         Total current liabilities ..............................       3,661,000        8,410,000
                                                                    -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
   Preferred stock, $0.001 par value 5,000,000 shares authorized;
         no shares issued or outstanding,
   Common stock, $0.001 par value 150,000,000 shares authorized;
         103,855,634 shares issued and outstanding ..............         104,000          104,000
   Paid-in capital ..............................................     121,967,000      121,964,000
   Accumulated deficit ..........................................    (124,013,000)    (130,205,000)
   Accumulated other comprehensive income (loss) ................         132,000           50,000
   Treasury stock of 4,658,216 shares ...........................               0                0
                                                                    -------------    -------------
         Total stockholders' deficit ............................      (1,810,000)      (8,087,000)
                                                                    -------------    -------------
Total liabilities and stockholders' deficit .....................   $   1,851,000    $     323,000
                                                                    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ------------------------------    ------------------------------
                                                               2007             2006             2007             2006
                                                          -------------    -------------    -------------    -------------
                                                                     (In thousands, except per share amounts)

Revenues ..............................................   $      47,000    $     335,000    $   5,940,000    $     681,000
                                                          -------------    -------------    -------------    -------------
Cost of goods sold ....................................          15,000            5,000           21,000          157,000
                                                          -------------    -------------    -------------    -------------
   Gross profit .......................................          32,000          330,000        5,919,000          524,000

Operating expenses:
   Marketing and sales ................................          55,000           55,000          245,000          418,000
   General and administrative .........................         266,000          438,000          859,000        1,189,000
                                                          -------------    -------------    -------------    -------------
      Total operating expenses ........................         321,000          493,000        1,104,000        1,607,000
                                                          -------------    -------------    -------------    -------------
Operating income (loss) ...............................        (289,000)        (163,000)       4,815,000       (1,083,000)

Other income (expense):
   Interest expense ...................................          (9,000)         (29,000)         (50,000)         (81,000)
   Other (Reversal of certain prior years
     accruals and accounts payable) ...................         795,000        1,825,000        1,427,000        4,327,000
                                                          -------------    -------------    -------------    -------------
Income before benefit for income taxes ................         497,000        1,633,000        6,192,000        3,163,000
Income taxes ..........................................            --               --               --               --
                                                          -------------    -------------    -------------    -------------
Net income ............................................   $     497,000    $   1,633,000    $   6,192,000    $   3,163,000
                                                          =============    =============    =============    =============


Net income per common share:
   Basic ..............................................   $        0.00    $        0.02    $        0.06    $        0.03
                                                          =============    =============    =============    =============
   Diluted ............................................   $        0.00    $        0.02    $        0.06    $        0.03
                                                          =============    =============    =============    =============

Shares used in calculating net income per common share:
   Basic ..............................................     103,855,635      103,855,635       99,350,000       99,350,000
                                                          =============    =============    =============    =============
   Diluted ............................................     103,855,635      103,855,635       99,350,000       99,350,000
                                                          =============    =============    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                           SEPT 30,
                                                                  --------------------------
                                                                      2007           2006
                                                                  -----------    -----------
Cash flows from operating activities:
   Net income .................................................   $ 6,192,000    $ 3,163,000
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ...........................         2,000          3,000
      Additional Paid in capital - Option Expense .............         2,000              0
      Reversal of prior years recorded liabilities ............    (1,234,000)    (1,823,000)

Changes in Operating assets and liabilities:
   Trade receivables, net .....................................    (1,567,000)       307,000
      Inventories .............................................             0              0
      Deposits ................................................             0          4,000
      Prepaid expenses ........................................             0         52,000
      Other current assets, net ...............................        (5,000)        (5,000)
      Other assets ............................................        10,000          7,000
      Accounts payable ........................................    (3,153,000)    (1,729,000)
      Accrued royalties .......................................        30,000       (782,000)
      Note Payable ............................................      (356,000)             0
      Advances from distributors ..............................       (36,000)       394,000
      Accumulated other compensation income ...................        83,000         16,000
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities       (32,000)      (393,000)
                                                                  -----------    -----------

Cash Flow from investing activities:
   Purchase of property and equipment .........................             0              0
                                                                  -----------    -----------
            Net cash used in investing activities .............             0              0
                                                                  -----------    -----------

Cash flows from financing activities:
   Repayment of current debt
   Issuance of stock to reduce debt ...........................             0        296,000
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities             0        296,000
                                                                  -----------    -----------
   Effect of exchange rate changes on cash
Net increase (decrease) in cash ...............................       (32,000)       (97,000)

Cash, beginning of period .....................................   $    50,000    $   122,000
                                                                  -----------    -----------
Cash, end of period ...........................................   $    18,000    $    25,000
                                                                  ===========    ===========

Supplemental cash flow information:
   Cash paid for:
      Interest ................................................   $         0    $         0
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

         In addition, the Company continues to seek, external sources of funding including, but not limited to, a private placement or public offering of the Company's capital stock, the sale of selected assets including intellectual properties rights, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. Although the Company has had some success in licensing certain of its products in the past, no assurance can be given that the Company will do so in the future.

         The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations will only be sufficient to fund its anticipated expenditures through the end of the third quarter of 2008. Consequently, the Company expects that it will need to obtain additional financing or income. However, no assurance can be given that alternative sources of funding can be obtained on acceptable terms, or at all. These conditions, combined with the Company's historical operating losses and its deficits in stockholders' equity and working capital, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets, and certain accrued liabilities related to litigation and the probability and amounts of what creditors can collect on previously recorded accruals and payables.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Interplay Co., Ltd. (Japan), the business of which was closed during the 4th quarter 2006 (immaterial to consolidated results), and Games On-line. All significant inter-company accounts and transactions have been eliminated.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         The Company may be involved in various legal proceedings, claims, and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company's business, financial condition, or results of operations.

NOTE 3.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues, exclusive of the "Fallout" intellectual property sale, by geographic regions were as follows:

                       THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                   ----------------------------------------    ----------------------------------------
                          2007                   2006                 2007                  2006
                   ------------------    ------------------    ------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                  (Dollars in thousands)
North America ..   $     1          2%   $   156         47%   $     5          3%   $   200         29%

International ..        46         98%       164         49%       185         97%       379         56%

OEM, royalty and
   licensing ...         0          0%        15          4%         0          0%       102         15%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $    47        100%   $   335        100%   $   190        100%   $   681        100%
                   =======    =======    =======    =======    =======    =======    =======    =======


NOTE 4.  REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLES

         During the nine months ended September 30, 2007 the Company reversed certain accruals and accounts payables of approximately $1,355,000, net. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 3 years and no attempt has been made by the vendor or claimant for that period of time to collect the outstanding balances. Additional adjustments were also made to existing balances through negotiated settlements with certain other creditors.

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

         At September 30, 2007, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $2,000 as reflected in net income for the quarter ended September 30, 2007. No employee stock options were granted during the nine months ended September 30, 2007.

NOTE 6.  SALE OF FALLOUT

         On April 4, 2007 the Company entered into an Asset Purchase Agreement ("the APA") and a Trademark License Agreement ("the License Back") with Bethesda Software LLC, a video game developer and publisher ("Bethesda") regarding "Fallout", intellectual property which was owned by the Company ("the IP").

         Under the APA, the Company sold all of its rights to the IP to Bethesda. Under the License Back , the Company obtained an exclusive license, under certain conditions, to use the IP for the purpose of developing an Interplay branded Fallout Massively Multiplayer Online Game ("MMOG").

NOTE 7.  SUBSEQUENT EVENT

         In  October  2007   Bethesda   paid  the  final   installment   of  the
consideration due the Company under the APA.


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

RESULTS OF OPERATIONS

         The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            2007                    2006                     2007                   2006
                                   ---------------------    ---------------------    --------------------    --------------------
                                         THREE MONTHS ENDED SEPTEMBER 30                   NINE MONTHS ENDED SEPTEMBER 30
                                   ----------------------------------------------    --------------------------------------------
                                                                       (Dollars in thousands)

                                                % OF NET                 % OF NET                % OF NET                 % OF NET
                                    AMOUNT      REVENUES     AMOUNT      REVENUE      AMOUNT     REVENUES     AMOUNT      REVENUE
                                   --------     --------    --------     --------    --------    --------    --------     -------

NET REVENUES ...................   $     47          100%   $    335          100%   $  5,940         100%   $    681         100%

COST OF GOODS SOLD .............         15           32%          5            0%         21           0%        157          23%
                                   --------     --------    --------     --------    --------    --------    --------     -------

     GROSS PROFIT ..............         32           68%        330          100%      5,919         100%        524          77%


OPERATING EXPENSES :

   MARKETING AND SALES .........         55          117%         55           16%        245           4%        418          61%

   GENERAL AND ADMINISTRATIVE ..        266          566%        438          131%        859          14%      1,189         175%

   PRODUCT DEVELOPMENT .........       --              0%       --              0%       --             0%       --             0%
                                   --------     --------    --------     --------    --------    --------    --------     -------

      TOTAL OPERATING EXPENSES .        321          683%        493          147%      1,104          18%      1,607         236%
                                   --------     --------    --------     --------    --------    --------    --------     -------


OPERATING INCOME (LOSS) ........       (289)       -615%        (163)        -47%       4,815          82%     (1,083)      -159%

OTHER INCOME (EXPENSES):

           OTHER INCOME ........        786         1672%      1,796           27%      1,377          23%      4,246         623%

           INCOME TAXES ........       --           --          --           --          --          --          --          --
                                   --------     --------    --------     --------    --------    --------    --------     -------

           NET INCOME ..........   $    497         1057%   $  1,633         -20%    $  6,192         105%   $  3,163         464%
                                   ========     ========    ========     ========    ========    ========    ========     =======


NET REVENUE BY GEOGRAPHIC REGION
   EXCLUSIVE OF THE SALE OF
   "FALLOUT":

NORTH AMERICA ..................          1            2%        156           47%          5           3%        200          29%

INTERNATIONAL ..................         46           98%        164           49%        185          97%        379          56%

OEM, ROYALTY AND LICENSING .....       --              0%         15            4%       --             0%        102          15%
                                   --------     --------    --------     --------    --------    --------    --------     -------

                                   $     47          100%   $    335          100%   $    190         100%   $    681         100%
                                   ========     ========    ========     ========    ========    ========    ========     =======


NET REVENUE BY PLATFORM EXCLUSIVE
   OF THE SALE OF "FALLOUT":

PERSONAL COMPUTERS .............         40           85%        106           32%        169          89%        210          31%

VIDEO GAME CONSOLE .............          7           15%        214           64%         21          11%        369          54%

OEM, ROYALTY AND LICENSING .....          0            0%         15            4%       --             0%        102          15%
                                   --------     --------    --------     --------    --------    --------    --------     -------

                                   $     47          100%   $    335          100%   $    190         100%   $    681         100%
                                   ========     ========    ========     ========    ========    ========    ========     =======

Fallout

         On April 4, 2007 the Company entered into an Asset Purchase Agreement ("the APA") and a Trademark License Agreement ("the License Back")with Bethesda Software LLC, a video game developer and publisher ("Bethesda") regarding " Fallout", intellectual property which was owned by the Company ("the IP").

         Under the APA, the Company sold all of its rights to the IP to Bethesda. Under the License Back, the Company obtained an exclusive license, under certain conditions, to use the IP for the purpose of developing an Interplay branded Fallout Massively Multiplayer Online Game ("MMOG").

         The Company is focused on securing funding for development of a MMOG based on the popular Fallout franchise. Along with its strategy of leveraging its existing portfolio of gaming properties, the Company intends that Fallout MMOG will play a key role in the future of the Company.

         Originally released by Interplay in 1997, Fallout places a player in the role of a vault dweller who ventures into a post-apocalyptic world of mutants, radiation and violence. The game has been widely hailed as an outstanding role-playing game.

Net Revenues

North American, International and OEM, Royalty and Licensing Net Revenues Exclusive of the sale of "Fallout" Intellectual Property.

         Geographically, our net revenues for the three and nine months ended September 30, 2007 and 2006 break down as follows: (in thousands)


Three Months Ended September 30       2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
North America ...................   $      1   $    156   $   (155)        (99%)
International ...................         46        164       (118)        (72%)
OEM, Royalty & Licensing ........          0         15        (15)       (100%)
                                    --------   --------   --------    --------
Net Revenues ....................   $     47   $    335   $   (288)        (86%)
                                    ========   ========   ========    ========


Nine Months Ended September 30        2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
North America ...................   $      5   $    200   $   (195)        (98%)
International ...................        185        379       (194)        (52%)
OEM, Royalty & Licensing ........          0        102       (102)       (100%)
                                    --------   --------   --------    --------
Net Revenues ....................   $    190   $    681   $   (491)        (72%)
                                    ========   ========   ========    ========


         Net revenues for the three months ended September 30, 2007 were $47,000 a decrease of 86% compared to the same period in 2006. This decrease resulted from a 99% decrease in North American net revenues, a 100% decrease in OEM, royalty and licensing net revenues, and a 72% decrease in International net revenues.

         Net revenues for the nine months ended September 30, 2007 were $190,000 a decrease of 72% compared to the same period in 2006 due to the decrease in back catalog sales. This decrease resulted from a 98% decrease in North America net revenues and 100% decrease in OEM, Royalty and licensing revenues and a 52% decrease in International net revenues due to the decrease in back catalog sales.

         North American net revenues for the three months ended September 30, 2007 were $1,000. The decrease in North American net revenues in 2007 was mainly due to a 99% decrease in back catalog sales.

         North America net revenues for the nine months ended September 30, 2007 were $5,000. The decrease in North American net revenues in 2007 was mainly due to a 98% decrease in back catalog sales.

         International net revenues for the three months ended September 30, 2007 were $46,000. The decrease in International net revenues for the three months ended September 30, 2007 was mainly due to 72% decrease in back catalog sales.

         International net revenues for the nine months ended September 30, 2007 were $185,000. The decrease in International net revenue for the nine months ended September 30, 2007 was mainly due to a 52% decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the three months ended September 30, 2007 were $0, a decrease of 100% as compared to the same period in 2006 due to a decrease in back catalog sales.

         OEM, royalty and licensing net revenues for the nine months ended September 30, 2007 were $0, a decrease of 100% as compared to the same period in 2006 due to a decrease in back catalog sales.

PLATFORM NET REVENUES

         Our platform net revenues for the three and nine months ended September 30, 2007 and 2006 break down as follows exclusive of the sale of "Fallout" Intellectual Property: (in thousands)


Three Months Ended September 30       2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $     40   $    106   $    (66)        (62%)
Video Game Console ..............          7        214       (207)        (96%)
OEM, Royalty & Licensing ........          0         15        (15)       (100%)
                                    --------   --------   --------    --------
Net Revenues ....................   $     47   $    335   $   (288)        (86%)
                                    ========   ========   ========    ========


Nine Months Ended September 30        2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $    169   $    210   $    (41)        (20%)
Video Game Console ..............         21        369       (348)        (94%)
OEM, Royalty & Licensing ........          0        102       (102)       (100%)
                                    --------   --------   --------    --------
Net Revenues ....................   $    190   $    681   $   (491)        (72%)
                                    ========   ========   ========    ========

         PC net revenues for the three months ended September 30, 2007 were $40,000, a decrease of 62% compared to the same period in 2006. The decrease in PC net revenues in 2007 was primarily due to lower back catalog sales. Video game console net revenues were $7,000, a decrease of 96% for the three months ended September 30, 2007 compared to the same period in 2006, mainly due to lower back catalog sales.

         PC net revenues for the nine months ended September 30, 2007 were $169,000 a decrease of 20% compared to the same period in 2006. The decrease in PC net revenues in the nine months ended September 30, 2007 was primarily due to lower back catalog sales. Video Game console net revenues were $21,000 a decrease of 94% for the nine months ended September 30, 2007 compared to the same period in 2006, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN  EXCLUSIVE OF THE SALE OF " FALLOUT".

         Our net revenues exclusive of the sale of " Fallout" intellectual property , cost of goods sold and gross margin for the three and nine months ended September 30, 2007 and 2006 breakdown as follows: (in thousands)


Three Months Ended September 30       2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $     47   $    335   $   (288)        (86%)
Cost of Goods Sold ..............         15          5         10         200%
                                    --------   --------   --------    --------
Gross Profit Margin .............   $     32   $    330   $   (298)        (90%)
                                    ========   ========   ========    ========


Nine Months Ended September 30        2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    190   $    681   $   (491)        (72%)
Cost of Goods Sold ..............         21        157       (136)        (87%)
                                    --------   --------   --------    --------
Gross Profit Margin .............   $    169   $    524   $   (355)        (67%)
                                    ========   ========   ========    ========


Three Months Ended September 30                    2007       2006      Change
----------------------------------------------    ------     ------     ------
Net Revenues .................................       100%       100%         0%
Cost of Goods Sold ...........................        32%         1%        31%
                                                  ------     ------     ------
Gross Profit Margin ..........................        68%        99%       (31%)
                                                  ======     ======     ======

Nine Months Ended September 30                     2007       2006      Change
----------------------------------------------    ------     ------     ------
Net Revenues .................................       100%       100%       100%
Cost of Goods Sold ...........................        11%        23%        12%
                                                  ------     ------     ------
Gross Profit Margin ..........................        89%        77%        98%
                                                  ======     ======     ======

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

         Our cost of goods sold increased 200% to $15,000 in the three months ended September 30, 2007 compared to the same period in 2006 due to additional price protection .

         Our cost of goods sold decreased 87% to $21,000 in the nine months ended September 30, 2007 compared to the same period in 2006 mainly due to lower back catalog sales.

         Our gross margin decreased 90% for the three months ended September 30, 2007 mainly due to lower back catalog sales.

         Our gross margin decreased 67% for the nine months ended September 30, 2007 period from 77% in the comparable 2006 period mainly due to lower back catalog sales.

MARKETING AND SALES

         Our marketing and sales expense for the three months and nine months ended September 30, 2007 and 2006 break down as follows: (in thousands)

Marketing and Sales                   2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Three Months Ended September 30 .   $     55   $     55   $      0          0%

Nine Months Ended September 30 ..   $    245   $    418   $   (173)       (41%)

         Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2007 were $55,000, was unchanged as compared to the 2006 period. Marketing and sales expenses for the nine months ended September 30, 2007 were $245,000 a 41% decrease as compared to the same period during 2006 due to discontinuing of the business of Interplay Japan.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expense for the three and nine months ended September 30, 2007 and 2006 break down as follows: (in thousands)

General and Administrative            2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Three Months Ended September 30 .   $    266   $    438   $   (172)        (40%)

Nine Months Ended September 30 ..   $    859   $  1,189   $   (330)        (28%)

         General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2007 were $266,000, a 40% decrease as compared to the same period in 2006. The decrease is mainly due to decreases in personnel costs and general expenses. General and administrative expenses for the nine months ended September 30, 2007 were $859,000 a 28% decrease as compared to the same period in 2006. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in administrative personnel and CEO compensation during 2007.

OTHER EXPENSE (INCOME), NET

         Our other expense (income) for the three months and nine months ended September 30, 2007 and 2006 break down as follows: (in thousands)

Other (Income) Expenses               2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Three Months Ended September 30 .   $   (786)  $ (1,796)  $ (1,010)        (56%)

Nine Months Ended  September 30 .   $ (1,377)  $ (4,246)  $ (2,869)        (68%)

         Other income for the three months ended September 30, 2007 consists primarily of reversal and adjustments to certain accrual and accounts payables in the amount of $786,000, interest expense on debt in the amount of $10,000, foreign currency exchange transactions gains and losses, and rental income in the amount of $10,000. Other income for the nine months ended September 30, 2007 of which $1,355,000, consisted of reversal and adjustments to certain accrual and accounts payables, interest expense on debt in the amount of $50,000, foreign currency exchange transactions and losses, and rental income in the amount of $32,000 as compared to $4,246,000 of income in the same period in 2006. The decrease is attributable to various settlements in 2007 and reversal of a smaller amount of prior year accruals.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2007, we had a working capital deficit of approximately $1.8 million, and our cash balance was approximately $18,000.

         We have sold "Fallout" to a third party and have obtained the License Back to allow us to create, develop and exploit a "Fallout" MMOG. We are planning to exploit the License Back of "Fallout" MMOG and are reviewing the avenues for securing financing of at least $30 million to fund its production.

         The Company is now focused on a two-pronged growth strategy. As the Company is working to secure funding for the development of a MMOG based on the popular "Fallout" franchise, the Company is at the same time exploring ways to leverage its portfolio of gaming properties through sequels and various development and publishing arrangements.

         The Company is reinitiating its in-house game development studio, and has hired a veteran game developer.

         Initial funding for these steps will derive from the remaining proceeds from the sale of "Fallout".

         The Company is also planning, if the Company can obtain financing, to develop sequels to some of the most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK.

         The Company continues to seek external sources of funding, including but not limited to, incurring debt, the selling of assets or securities, licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and achieve our long-term strategic objectives.

         Historically, we have funded our operations primarily from the sale of, or royalties generated by licensing of, our intellectual property rights and distribution fee advances of our products.

         Our operating activities used cash of $32,000 during the nine months ended September 30, 2007. We expect in the remainder of 2007 to enter into license arrangements and to seek funding for the development of games.

         Our current cash reserves plus our expected cash from existing operations our currently expected to be sufficient to fund our anticipated expenditures through the end of third quarter of 2008.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

-----------------------------------------------------------------------------------------------
                                                LESS THAN       1 - 3       3 - 5     MORE THAN
CONTRACTUAL OBLIGATIONS                TOTAL     1 YEAR         YEARS       YEARS      5 YEARS
-----------------------------------------------------------------------------------------------
Lease Commitments (1) ...........   $      72   $      72        --          --          --
Total ...........................   $      72   $      72        --          --          --

(1) We have a lease commitment at the Beverly Hills office through April 2008. We also have a lease commitment at our French representation office through February 28, 2008 with an option for the Company to take up to an additional 6 years.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any derivative financial instruments as of September 30, 2007. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

         Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

         Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized gains of $35,000 and $1,000 during the nine months ended September 30, 2007 and 2006 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

         There were no changes made in our internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect these controls.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE NEED TO GENERATE ADDITIONAL INCOME OR RAISE ADDITIONAL CAPITAL.

         As of September 30, 2007, our cash balance was approximately $18,000. Our outstanding accounts payable and current liabilities totaled approximately $3.8 million . As of September 30, 2007 we had an accumulated deficit of $124 million If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to fund are anticipated expenditures beyond we believe the end of the third quarter 2008.

OUR ABILITY TO EFFECT A FINANCING TRANSACTION TO FUND OUR OPERATIONS COULD ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

         We expect to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing. To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. Our certificate of incorporation provides for the issuance of preferred stock however we currently do not have any preferred stock issued and outstanding. Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock. Material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

WE BELIEVE THERE MAY HAVE BEEN OR MAY BE ABOUT TO BE A SALE BY TITUS INTERACTIVE SA (PLACED IN INVOLUNTARY BANKRUPTCY IN JANUARY, 2005) OF A MAJORITY OF OUR VOTING STOCK.

         Titus owned approximately 58 million shares of common stock and had majority ownership of us. If Titus has sold its interest in us, the new shareholders can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. If there remains a concentration of voting power, it could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. We have not been contacted by any new shareholder(s) as of the date of this filing, but we believe there may have been or may be about to be a sale by Titus. Further, any sale by Titus, if it has occurred or occurs, may not be favorable to our other stockholders and could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

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

WE CONTINUE TO OPERATE WITHOUT A CHIEF FINANCIAL OFFICER, WHICH MAY AFFECT OUR ABILITY TO MANAGE OUR FINANCIAL OPERATIONS.

         We are presently without a permanent CFO, and Mr. Caen assumed the position of interim-CFO and continues as interim -CFO. Although the Company has been able to operate for some extended period without a permanent CFO, this may affect out ability to manage our financial operations.

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

         Although for the year ended December 31, 2006, our net income was $3.1 million, $4.5 million was from one time non-recurring events, and we have incurred significant net losses in previous years and $4.5 million did not generate cash flow. Our losses in the past stemmed partly from the significant costs we incurred to develop our entertainment software products, product returns and price concessions. Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year.

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

         Our net revenues from international sales accounted for approximately 56% of our total net video game revenues for the nine months ending September 30, 2007 and 57% for 2006. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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



                                      INTERPLAY ENTERTAINMENT CORP.


Date:  November 13, 2007              By:       /S/ HERVE CAEN
                                            ------------------------------------
                                             Herve Caen,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive and
                                             Financial and Accounting Officer)