Form 10-K/A
period 2006-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2008-03-27
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                INTERPLAY ENTERTAINMENT CORP. ON APRIL 12, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x].

As of December 29, 2006, the aggregate market value of voting common stock held by non-affiliates was approximately $6,000,000 based upon the closing price of the Common Stock on that date.

Documents incorporated by reference

None

As of December 29, 2006, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 12, 2007

         The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (which we will refer to as "we," "us," or "our" in this Amendment) on April 12, 2007 (the "Form 10-K"), as permitted by rules and regulations promulgated by the U.S. Securities Exchange Commission (the "SEC"). Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein (which information was previously included in our preliminary proxy statement and has been included herein without update except for the ages for the relevant persons and Luc Vanhal is no longer a nominee). All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

         The following table sets forth certain information regarding our directors and executive officers and their ages as of May 10, 2007:

     DIRECTORS                    AGE        PRESENT POSITION
     ---------                    ---        ----------------

     Herve Caen                    46        Chairman of the Board of Directors,
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer
     Eric Caen                     42        Director
     Michel Welter (1)(2)(3)       49        Director

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

BACKGROUND INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         HERVE CAEN has been our Chief Executive Officer since 2002. Mr. Caen was appointed interim Chief Financial Officer in January 2002 and currently serves as our Chief Executive Officer and interim Chief Financial Officer. Mr. Caen has served as Chairman of our Board of Directors since 2001. Mr. Caen joined us as President and Director in 1999. Mr. Caen served as Chairman of the Board of Directors of Titus Interactive, an interactive entertainment software company between 1991 and 2005. Mr. Caen also held various executive positions within the Titus group between 1985 and 2005.

         ERIC CAEN has served as a director since 1999. He is the Chief Executive Officer of Glow Entertainment Group. a video rental and video on demand provider operating in France and Germany. He was a Director of Titus Interactive S.A., an interactive entertainment software company between 1991 and 2005. Mr. Caen also held various executive positions within the Titus group between 1985 and 2005.

         MICHEL WELTER has served as a director since 2001, and has been the sole independent director since 2004. He has been involved in the trading and exploitation of animated TV series through his company Weltertainment since 2002. From 2000 to 2001 he served as President of CineGroupe International, a Canadian company, which develops, produces and distributes animated television series and movies. From 1990 to the end of 2000, Mr. Welter served as President of Saban Enterprises where he launched the international merchandising for the hit series "Power Rangers" and was in charge of international business development where he put together numerous co-productions with companies in Europe and Asia.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules and regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

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


ITEM 11.          EXECUTIVE COMPENSATION

         ELEMENTS OF COMPENSATION

         The elements of compensation that may be paid to our officers include base salary and equity compensation.

         Base Salaries. We generally negotiate base salaries at a level necessary to attract and retain the talent we need to execute our plans. The Committee considers such factors as its subjective assessment of the executive's scope of responsibility, level of experience, individual performance, and past and potential contribution to our business. From time to time the Committee will seek market data compiled by compensation consultants, but generally does not rely on such data.

         The Committee determines base salaries for officers, including the Named Executive Officer, early each year. For officers other than himself, the CEO proposes any change in base salary based on:

         o his evaluation of individual performance and expected future contributions;

         o        the general development of our business;

         o        a review of survey data when deemed necessary, and

         o comparison of the base salaries of the officers who report directly to the CEO to provide for internal equity.

         Annual Cash Bonuses. The Committee has exclusive discretion to award bonuses to our officers, including our Named Executive Officer, as an incentive for employee productivity and effectiveness over the course of each fiscal year. The CEO recommends executive bonuses to the Committee. The Committee decides based on achievement of performance objectives and a subjective analysis of the executive's level of responsibility. The Compensation Committee also considers other types and amounts of compensation that may be paid to the executive.

         The Committee determines bonuses in part based on our achievement of corporate goals such as revenue and net income results versus the prior year and our performance relative to our industry, as well as the performance of the individual against preset personal objectives.

         Bonuses to Named Executive Officer. Annual bonuses for executives and other key employees are tied directly to the company's financial performance as well as individual performance. The purpose of annual cash bonuses is to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. If certain objective and subjective performance goals are not met, annual bonuses are reduced or not paid. No Bonus was paid to any employee in fiscal year 2006, including the Named Executive Officer.

         Equity Compensation. The Committee believes that long-term equity incentive awards serve to align the interests of the officers with the interests of our stockholders. During 2006 and 2007, we have had a single active stock plan in place for employees, officers and directors, our 1997 Plan.

         The purpose of the 1997 Plan is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between our management and our stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of our share price. The Compensation Committee generally has followed the practice of granting options on terms that provide that the options become exercisable in installments over a two to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options.

         Stock options were granted to our officers in 2006. The Compensation Committee continues to review the desirability of issuing stock options to our officers in any given fiscal year to provide incentives in connection with our corporate objectives. Stock options become valuable if the price of our common stock rises after we grant the options. The Committee sets the exercise price of a stock option on the date of grant at fair market value, which is generally the closing price of our common stock on the over-the-counter market bulletin board on that date. Under the 1997 Plan, we may not grant stock options having an exercise price below fair market value of our common stock on the date of grant. To encourage retention by providing a long-term incentive, the ability to exercise an option may vest over a period of three or five years. We do not backdate options or grant options retroactively.

         Awards in 2006. During fiscal year 2006, the Board of Directors granted to the Named Executive Officer 6,100,000 warrants to purchase the Company's common stock at an immediately exercisable exercise price of $.0279 per share (average closing price over ten days prior to the resolution authorizing the issuance of the warrants). The warrants were issued based upon a reduction of the Named Executive Officer's current salary and conversion of prior years' accrued and unpaid salary to a conditional demand note. In addition, the Board of Directors granted to the Named Executive Officer 20,000 options at the same exercise price vesting immediately as directors' fees.

         Change in Control Arrangements. The 1997 Plan provides that, if we have a change in control, options vest immediately unless the surviving company assumes the options. We provide this change in control right to help us compete with larger, better capitalized video game companies in attracting employees. We recognize the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. All of the warrants and options held by the Named Executive Officer have already vested.

         Perquisites. No perquisites are provided to our officers.

         Benefits. Our officers, including the Named Executive Officer, participate in a variety of health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace.

         POLICY UNDER SECTION 162(M) OF THE INTERNAL REVENUE CODE. We have not formulated a policy for qualifying compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code, and do not foresee the necessity of doing so in the near future. Should limitations on the deductibility of compensation become a material issue, the Compensation Committee will determine whether such a policy should be implemented, either in general or with respect to specific transactions.

                              SUMMARY COMPENSATION

         The following table summarizes the compensation of the Named Executive Officer for the fiscal year ended December 31, 2006. The Named Executive Officer is the Chief Executive Officer and Interim Chief Financial Officer. There are no other executive officers of the Company.

                                                                                   STOCK        OPTION       ALL OTHER
                                                           SALARY       BONUS      AWARDS       AWARDS     COMPENSATION      TOTAL
NAME AND PRINCIPAL POSITION                   YEAR           ($)         ($)         ($)          ($)           ($)           ($)
----------------------------------      --------------    --------    --------    --------    ---------    ------------    --------
Herve Caen                              2006  (1)(2)(3)    407,500        --         --           --          15,000        422,500
  Chief Executive Officer and
  Interim Chief Financial Officer

     (1) In October 2006, our Compensation Committee approved a reduction in Mr. Caen's annual base salary from $460,000 as Chief Executive Officer and Interim Chief Financial Officer to $250,000 per annum through September 2007.

     (2)  Although $407,500 was accrued only $249,167 was paid to Mr. Caen.

     (3)  $15,000 was accrued as director's fees but was not paid.


                           GRANTS OF PLAN BASED AWARDS
                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2006

         The following table provides information on stock options and warrants granted in 2006 to our Named Executive Officer. By providing the Grant Date Fair Value of Awards in the table we do not imply any assurance that such values will ever be realized.

                                                                  ALL OTHER
                                                 ALL OTHER       OPTION AND
                                               STOCK AWARDS:   WARRANT AWARDS:     EXERCISE OR
                                                 NUMBER OF       NUMBER OF        BASE PRICE OF       CLOSING     GRANT DATE
                                                 SHARES OF       SECURITIES         OPTION AND       PRICE ON     FAIR VALUE
                                                 STOCK OR        UNDERLYING          WARRANT           GRANT          OF
                      GRANT       APPROVAL         UNITS           OPTIONS           AWARDS            DATE         AWARDS
NAME                  DATE          DATE            (#)              (#)             ($/SH)           ($/SH)         ($(1)
-----------------------------------------------------------------------------------------------------------------------------
Herve Caen  (1)    10/02/2006    10/02/2006         --            6,100,000          $ .0279         $ .0279       $20,000
Herve Caen  (1)    10/02/2006    10/02/2006         --               20,000          $ .0279         $ .0279          --

     (1) During fiscal year 2006, the Board of Directors granted to the Named Executive Officer 6,100,000 warrants to purchase the Company's common stock at an immediately exercisable exercise price of $.0279 per share (average closing price over ten days prior to the resolution authorizing the issuance of the warrants). The warrants were issued based upon a reduction of the Named Executive Officer's current salary and conversion of prior years' accrued and unpaid salary to a conditional demand note. In addition, the Board of Directors granted to the Named Executive Officer 20,000 options at the same exercise price vesting immediately as directors' fees.

                            OUTSTANDING EQUITY AWARDS
                               AT FISCAL YEAR-END
                                DECEMBER 31, 2006

The following table shows the number of shares covered by exercisable and unexercisable options and warrants held by our Named Executive Officer on December 31 2006. No other equity awards have been made to our Named Executive Officer.


                -------------------------------------------------------------
                  NUMBER OF        NUMBER OF
                 SECURITIES        SECURITIES
                 UNDERLYING        UNDERLYING
                 UNEXERCISED      UNEXERCISED       OPTION OR     OPTION OR
                 OPTIONS OR        OPTIONS OR        WARRANT       WARRANT
                  WARRANTS          WARRANTS        EXERCISE     EXPIRATION
                 EXERCISABLE     UNEXERCISABLE      PRICE($)        DATE
                -------------------------------------------------------------

Herve Caen        6,120,000        -- (1)(2)(3)      .0279       10/02/2016



     (1)  100% of the securities vested on October 02, 2006.

     (2) Pricing was determined over an average closing price over ten days subsequent to the resolution authorizing the issuance of the options and warrants to the Named Executive Officer.

     (3) he 6,100,000 warrants were issued to the officer to reduce his compensation and to convert a portion of his unpaid compensation Tnto a conditional demand note. The 20,000 options were granted as directors' fees.

                     OPTION EXERCISES AND STOCK VESTED AS OF
                        FISCAL YEAR-END DECEMBER 31, 2006

The table below shows the number of shares of our common stock acquired by the Named Executive Officer during 2006 on the exercise of options and warrants. No stock awards to the Named Executive Officer vested in 2006.


                                    OPTION AWARDS
                     ---------------------------------------------
                        NUMBER OF SHARES          VALUE REALIZED
                      ACQUIRED ON EXERCISE         ON EXERCISE
NAME                           (#)                     ($)
---------------      ------------------------    -----------------

Herve Caen                      0                       0



                           2006 DIRECTOR COMPENSATION

         The chart below summarizes remuneration paid to non-employee directors during 2006 in the form of cash or stock option awards or warrants. The value shown for stock options or warrants is the dollar amount we recognized for financial statement reporting purposes in 2006 in accordance with FAS 123R.


                     FEES EARNED OR         WARRANTS OR          ALL OTHER
                     PAID IN CASH          OPTION AWARDS       COMPENSATION         TOTAL
NAME                      ($)                   ($)                 ($)              ($)
-----------------   ----------------    ------------------   ----------------   -----------
Eric Caen                15,000                1,000                 --           16,000
Michel Welter (1)        26,250                1,000                 --           27,250

     (1) Included in the fees earned by Michel Welter are compensation for his services on the Audit, Compensation and Independent Committees.


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

ELEMENTS OF COMPENSATION

         The elements of compensation that may be paid to our officers include base salary and equity compensation.

         Base Salaries. We generally negotiate base salaries at a level necessary to attract and retain the talent we need to execute our plans. The Committee considers such factors as its subjective assessment of the executive's scope of responsibility, level of experience, individual performance, and past and potential contribution to our business. From time to time the Committee will seek market data compiled by compensation consultants, but generally does not rely on such data.

         The Committee determines base salaries for officers, including the Named Executive Officer, early each year. For officers other than himself, the CEO proposes any change in base salary based on:

         o his evaluation of individual performance and expected future contributions;

         o        the general development of our business;

         o        a review of survey data when deemed necessary, and

         o comparison of the base salaries of the officers who report directly to the CEO to provide for internal equity.

         Annual Cash Bonuses. The Committee has exclusive discretion to award bonuses to our officers, including our Named Executive Officer, as an incentive for employee productivity and effectiveness over the course of each fiscal year. The CEO recommends executive bonuses to the Committee. The Committee decides based on achievement of performance objectives and a subjective analysis of the executive's level of responsibility. The Compensation Committee also considers other types and amounts of compensation that may be paid to the executive.

         The Committee determines bonuses in part based on our achievement of corporate goals such as revenue and net income results versus the prior year and our performance relative to our industry, as well as the performance of the individual against preset personal objectives.

         Bonuses to Named Executive Officer. Annual bonuses for executives and other key employees are tied directly to the company's financial performance as well as individual performance. The purpose of annual cash bonuses is to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. If certain objective and subjective performance goals are not met, annual bonuses are reduced or not paid. No Bonus was paid to any employee in fiscal year 2006, including the Named Executive Officer.

         Equity Compensation. The Committee believes that long-term equity incentive awards serve to align the interests of the officers with the interests of our stockholders. During 2006 and 2007, we have had a single active stock plan in place for employees, officers and directors , our 1997 Plan.

         The purpose of the 1997 Plan is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between our management and our stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of our share price. The Compensation Committee generally has followed the practice of granting options on terms that provide that the options become exercisable in installments over a two to five year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options.

         Stock options were granted to our officers in 2006. The Compensation Committee continues to review the desirability of issuing stock options to our officers in any given fiscal year to provide incentives in connection with our corporate objectives. Stock options become valuable if the price of our common stock rises after we grant the options. The Committee sets the exercise price of a stock option on the date of grant at fair market value, which is generally the closing price of our common stock on the over-the-counter market bulletin board on that date. Under the 1997 Plan, we may not grant stock options having an exercise price below fair market value of our common stock on the date of grant. To encourage retention by providing a long-term incentive, the ability to exercise an option may vest over a period of three or five years. We do not backdate options or grant options retroactively.

         Awards in 2006. During fiscal year 2006, the Board of Directors granted to the Named Executive Officer 6,100,000 warrants to purchase the Company's common stock at an immediately exercisable exercise price of $.0279 per share (average closing price over ten days prior to the resolution authorizing the issuance of the warrants). The warrants were issued based upon a reduction of the Named Executive Officer's current salary and conversion of prior years' accrued and unpaid salary to a conditional demand note. In addition, the Board of Directors granted to the Named Executive Officer 20,000 options at the same exercise price vesting immediately as directors' fees.

         Change in Control Arrangements. The 1997 Plan provides that, if we have a change in control, options vest immediately unless the surviving company assumes the options. We provide this change in control right to help us compete with larger, better capitalized video game companies in attracting employees. We recognize the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. All of the warrants and options held by the Named Executive Officer have already vested.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION


WHENEVER WE USE A GENERAL STATEMENT TO INCORPORATE THIS PROXY STATEMENT BY REFERENCE INTO ANOTHER OF OUR DOCUMENTS FILED WITH THE SEC, THE FOLLOWING TABLE IS EXCLUDED. THE FOLLOWING TABLE WILL NOT BE DEEMED FILED UNDER THE SECURITIES ACT OR THE EXCHANGE ACT UNLESS WE EXPLICITLY INCORPORATE IT BY REFERENCE IN SUCH A FILING.

         The following table summarizes information about the options and other equity compensation under our equity plans as of the close of business on December 31, 2006.

                                                                                Number of securities
                            Number of securities to                            remaining available for
                            be issued upon exercise                         future issuance under equity
                            of outstanding options,     Weighted average         compensation plans
                              warrants and rights        exercise price         (excluding securities
Plan Category                         (#)                     ($)           reflected in column (a)) (#)
---------------------------------------------------    -----------------    --------------------------
                                      (a)                     (b)                       (c)
Equity compensation plans
approved by security                 2,660,000 (1)           0.052                    7,340,000
holders

Equity compensation
plans not approved by                7,330,398 (2)           0.38                          --
security holders
                           ------------------------                         --------------------------
Total                                9,990,298                                        7,340,000
                           ========================                         ==========================

     (1) The Company has one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), the Company may grant options to its employees, consultants and directors, which generally vest from three to five years. At the Company's 2002 annual stockholders' meeting, its stockholders voted to approve an amendment to the 1997 Plan to increase the number of authorized shares of common stock available for issuance under the 1997 Plan from four million to 10 million. The Company's Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan- 1991, as amended (the "1991 Plan"), and the Company's Incentive Stock Option and Nonqualified Stock Option Plan-1994, as amended, (the "1994 Plan"), have been terminated.

     (2) During fiscal year 2006, the Board of Directors granted to the Named Executive Officer 6,100,000 warrants to purchase the (ompany's common stock at an immediately exercisable exercise price of $.0279 per share (average closing price over ten days Crior to the resolution authorizing the issuance of the warrants). The warrants were issued based upon a reduction of the Named pxecutive Officer's current salary and conversion of prior years' accrued and unpaid salary to a conditional demand note. 170,000 Earrants were issued to Mr. Welter and 100,000 were issued to Eric Caen each at the same exercise price as the Named Executive wfficer. The remaining 960,298 warrants were issued in prior years to persons not currently affiliated with us.

           SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         The following table shows, as of March 31, 2007 information concerning the shares of common stock beneficially owned by each person known by Interplay to be the beneficial owner of more than 5% of our Common Stock (other than directors, executive officers and depositaries). This information is based on publicly available information filed with the SEC as of the Record Date.

                                               SHARES            PERCENT OF
NAME AND ADDRESS                         BENEFICIALLY OWNED       CLASS (1)
----------------------------             --------------------    ----------

Titus Interactive SA                         58,426,293             56.3%
Parc de l' Esplanade
12, rue Enrico Fermi
St-Thibault-des-Vignes
77462 Lagny-sur-Marne Cedex
France



     (1) Based on 103,855,634 shares of common stock outstanding as of March 31, 2007. Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the Record Date.

     (2) Titus Interactive SA is currently in involuntary bankruptcy in France and its shares of Interplay may be sold and a change of control of Interplay may result.

         The following table shows, as of March 31, 2007, information with respect to the shares of Common Stock beneficially owned by (1) each director and director nominee, (2) each person (other than a person who is also a director or a director nominee) who is an executive officer named in the Summary Compensation Table below, and (3) all executive officers and directors as a group.

                                                    SHARES BENEFICIALLY OWNED
                                -----------------------------------------------------------
                                                         SHARES SUBJECT TO
                                                        OPTIONS EXERCISABLE
                                 SHARES OF COMMON           ON OR BEFORE                       PERCENT OF
NAME(1)                           STOCK OWNED(2)         MARCH 31, 2007(3)         TOTAL         CLASS(4)
---------------------------     -------------------    ---------------------    -----------    -----------
Herve Caen **(5)                         8,681,306                6,120,000      14,801,306       14.2%
Eric Caen                                   30,001                  170,000         200,001          *
Michel Welter                               60,001                  205,000         265,001          *

All current directors and
   executive officers as a
   group                                 8,771,308                6,495,000      15,266,308       14.7%

    *  Less than 1%.

    ** Current Director or Nominee

     (1)  The  business   address  of  each  person   named  is  c/o   Interplay
          Entertainment Corp., 100 N. Crescent Drive Suite 324, Beverly Hills, California 90210.

     (2) Pursuant to Rule 13d-3(a), includes all shares of common stock over which the listed person has, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, voting power, which includes the power to vote, or to direct the voting of, the shares, or investment power, which includes the power to dispose, or to direct the disposition of, the shares. Interplay believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by him or her, subject to community property laws, where applicable, except where otherwise noted. Restricted shares are listed even when unvested and subject to forfeiture because the holder has the power to vote the shares.

     (3) In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, each listed person is deemed the beneficial owner of shares that the person has a right to acquire by exercise of a vested option or other right on or before March 31, 2007 (60 days after the Record
          Date).

     (4) Based on 103,855,634 shares of Common Stock outstanding on the stock records as of the March 31, 2007. The percentages are calculated in accordance with Rule 13d-3(d)(1), which provides that shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable on or before March 31, 2007 (60 days after the Record Date) are deemed outstanding for the purpose of calculating the number and percentage that each person owns, but not deemed outstanding for the purpose of calculating the percentage that any other listed person owns.

     (5) Includes 8,681,306 shares of our common stock held by Mrs. Solange Caen, Herve Caen's spouse.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our operations involved in 2006 transactions with Titus Japan K.K. ("Titus Japan"), a subsidiary of Titus Interactive SA ("Titus"), our majority stockholder. Titus Japan represented us as an agent in regards to certain sales transactions in Japan. Mr. Herve Caen, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Mr. Eric Caen, were directors of Titus, which is currently in involuntary bankruptcy in France.

         As of December 31, 2006 the Company had a balance owed from Titus Japan of $226,000. During the twelve months ending December 31, 2006 the Company's Japanese subsidiary incurred to Titus Japan costs of approximately $106,000 in commissions, publishing and staff services. The Company closed our Japanese subsidiary during the 4th quarter of 2006.

         The Independent Committee currently consists of Mr. Welter. The Independent Committee reviews Related Persons transactions. Mr. Welter acted as the Independent Committee once during fiscal year 2006.

REVIEW OF RELATED PERSON TRANSACTIONS

         The Board of Directors has adopted a written Related Person Transaction Policy, which requires the approval of the Independent Committee for all covered transactions. The Policy applies to any transaction or series of transactions in which Interplay or a subsidiary is a participant, the amount involved exceeds $120,000 and a "Related Person" as defined in the Policy, including executive officers, directors and their immediate family members, has a direct or indirect material interest. Under the Policy, all Related Person Transactions must be submitted to the Independent Committee for review, approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, and full disclosure of the Related Person's interest in the transaction, the Independent Committee will decide whether or not to approve the transaction and will approve only those transactions that are in the best interests of the Company.


ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees for professional services provided by Jeffrey S. Gilbert C.P.A. related to fiscal 2005 and fiscal 2006:


                                         2005            2006
                                     -------------   --------------

Audit Fees(1)                        $     59,000           51,500
Audit-related Fees(2)                           0            4,500
Tax-related Fees(3)                             0           12,500
All Other Fees(4)                           2,500            1,000


     (1) Both 2005 and 2006 Audit Fees include: (i) the audit of our consolidated financial statements included in our Form 10-K and services attendant to, or required by, statute or regulation; (ii) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q for 2006 (2005 quarterly reports were prepared by Rose Snyder and Jacobs C.P.A);
          (iii) other services related to SEC fillings; and (iv) associated expense reimbursements.

     (2)  Audit-related Fees were for the audit of our employee benefit plan.

     (3) Tax related fees were for tax preparation for Federal and California Franchise tax returns for the 2004 and 2005 tax years.

     (4)  All Other Fees were for consents for SEC filings.

         The increased audit fees related to fiscal year 2006 primarily result from additional services provided for additional contracts and involuntary bankruptcy analysis, these services were related to the preparation of financial statements for fiscal year 2006.

         The Audit Committee administers Interplay's engagement of Jeffrey S. Gilbert C.P.A. and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Jeffrey S. Gilbert C.P.A. and whether, for reasons of efficiency or convenience, it is in the best interest of Interplay to engage its independent registered public accounting firm to perform the services. The Audit Committee has determined that performance by Jeffrey S. Gilbert C.P.A. of the non-audit services related to the fees shown in the table above did not affect that firm's independence.

         Prior to engagement, the Audit Committee pre-approves all independent auditor services, and the Audit Committee pre-approved all fees and services of Jeffrey S. Gilbert C.P.A., for work done in 2005 and 2006. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Beverly Hills, California this 27 day of March 2008.

                                INTERPLAY ENTERTAINMENT CORP.


                                             /s/ Herve Caen
                                By:   _________________________________
                                             Herve Caen
                                      Its:  Chief Executive Officer and
                                      Interim Chief Financial Officer
                                      (Principal Executive and
                                      Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report and Form 10K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE
---------                     -----                               ----

/s/ Herve Caen
_________________________     Chief Executive Officer, Interim    March 27, 2008
Herve Caen                    Chief Financial Officer and
                              Director (Principal Executive
                              and Financial and Accounting
                              Officer)


            *
_________________________     Director                            March 27, 2008
Eric Caen


            *
_________________________     Director                            March 27, 2008
Michel Welter


*By Herve Caen, pursuant to power of attorney.

                                  EXHIBIT INDEX


EXHIBIT
NO.                                  DESCRIPTION
-------  -----------------------------------------------------------------------

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