Form 10-K
period 2007-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2008-04-03
CIK 1057232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X].

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

As of June 29, 2007,  the aggregate  market value of voting common stock held by non-affiliates was approximately  $7,000,000 based upon the closing price of the
Common Stock on that date.

Documents incorporated by reference

Portions of the  Registrant's  definitive  proxy statement  relating to its 2008 annual  meeting of  stockholders,  which will be filed with the  Securities  and
Exchange  Commission  pursuant to regulation 14A within 120 days of the close of the  Registrant's  last fiscal year, are incorporated by reference into Part III of this report.

As of December 31, 2007,  103,855,634  shares of Common Stock of the  Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

                                                                            PAGE
                                                                            ----
PART I

    Item 1.      Business                                                      4

    Item 1A.     Risk Factors                                                  8

    Item 2.      Properties                                                   13

    Item 3.      Legal Proceedings                                            13

    Item 4.      Submission of Matters to a Vote of Security Holders          14

PART II

    Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          14

    Item 6.      Selected Financial Data                                      16

    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          17

    Item 7A.     Quantitative and Qualitative Disclosure about
                 Market Risk                                                  26

    Item 8.      Consolidated Financial Statements and Supplementary
                 Data                                                         26

    Item 9A.(T)  Controls and Procedures                                      27

PART III

    Item 10.     Directors and Executive Officers of the Registrant           28

    Item 11.     Executive Compensation                                       28

    Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters               28

    Item 13.     Certain Relationships and Related Transactions               28

    Item 14.     Principal Accounting Fees and Services                       28

PART IV

    Item 15.     Exhibits, Financial Statement Schedules.                     28

Signatures                                                                    30

Exhibit Index                                                                 31

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

     We own the intellectual  property rights in several  recognized video games and intend, if the Company can obtain  financing,  to develop sequels to some of our most successful games,  including Earthworm Jim, Dark Alliance,  Descent and
MDK , for the current generation of video game consoles or the PC.

     We have sold  "Fallout"  to a third party and have  obtained a license back which  could  allow us to create,  develop  and  exploit a  "Fallout"  Massively
Multiplayer  Online  Game . We are  planning  to  exploit  the  license  back of
"Fallout"  MMOG.  The Company  continues  to seek  external  sources of funding, including  but not  limited  to,  incurring  debt,  the  selling  of  assets  or securities,  licensing  of  certain  product  rights  in  selected  territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and achieve our long-term strategic objectives.

     Our business and industry has certain risks and uncertainties. During 2007, we sold an asset and we started design work of a MMOG. There can be no assurance we can  successfully  develop a "Fallout"  MMOG. For a fuller  discussion of the risk and uncertainties  relating to our financial results,  our business and our industry,  please see the section titled "Risk Factors" in Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of Operations."

     Our  principal  activities  involve  publishing  of  video  game  products, licensing of our intellectual property rights, online distribution, back catalog licensing and OEM/merchandising.

PRODUCTS

     We publish and distribute  interactive  entertainment  software titles that provide  immersive  game  experiences  by  combining  advanced  technology  with engaging content, vivid graphics and rich sound.

     Our  strategy is to invest in products for those  platforms,  whether PC or video game console, that have or will have sufficient installed bases or a large enough number of potential  subscribers  for the  investment to be  economically viable.  We  currently  internally  develop  one new  product  and have four new products in early stage of design externally.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our software as  proprietary  and rely primarily on a combination of patent, copyright,  trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license  various  copyrights and  trademarks.  We hold  copyrights on our products,  product  literature and  advertising  and other  materials,  and hold trademark  rights in our name and  certain of our product  names and  publishing labels.  We have licensed  certain products to third parties for distribution in particular geographic markets or for particular platforms, and receive royalties on such  licenses.  We have  also  outsourced,  from  time to time,  some of our product  development  activities  to third party  developers.  We  contractually retain all intellectual  property rights related to such projects.  We have also licensed certain  products  developed by third parties and pay royalties on such products.

     While we provide  "shrink wrap" license  agreements or  limitations  on use with our software,  the  enforceability  of such  agreements or  limitations  is uncertain. We are aware that unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products  were to occur,  our operating  results  could be materially  adversely affected.  We have used copy protection on selected  products and do not provide source code to third parties unless they have signed nondisclosure agreements.

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

PRODUCT DEVELOPMENT

     We currently have five new products in early stages of development. We have reinitiated our in-house game development studio, and have hired game developers for this purpose.

     During the years ended December 31, 2007,  2006 and 2005, we spent $18,000,
$0 and $300,000  respectively,  on product research and development  activities.
Those amounts represented .3%, 0% and 3%, respectively,  of net revenues in each of those periods.

SEGMENT INFORMATION

     We operate primarily in one industry segment,  the development,  publishing
and  distribution  of  interactive   entertainment   software.  For  information
regarding the revenues and assets associated with our geographic  segments,  see
Note 13 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

SALES AND DISTRIBUTION

     NORTH  AMERICA.  We  distribute  and  license  rights to our  products  and intellectual  property  rights in our  video  games in North  America  and other selected territories from our corporate offices in Beverly Hills, California.

     INTERNATIONAL.  We  distribute  and  license  rights  to our  products  and intellectual  property  rights in our video  games in Europe and other  selected territories thru our wholly owned subsidiary, Interplay Productions Ltd, located in London, England.

LICENSING

     We entered into  various  licensing  agreements  during 2007 under which we licensed others to exploit games that we have intellectual property rights.

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

BACKLOG

     We do not  carry  any  material  inventories  because  all of our sales and distribution  efforts  are  handled  by our  licensees  under  the  terms of our respective distribution agreements with them. We do not have any backlog orders

EMPLOYEES

     As of  December  31,  2007,  we had 4  employees,  including  1 in software engineering, and 3 in finance, general and administrative.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY HAVE SOME OBLIGATIONS THAT WE ARE UNABLE TO MEET WITHOUT GENERATING
ADDITIONAL  INCOME  OR  RAISING  ADDITIONAL   CAPITAL.  IF  WE  CANNOT  GENERATE
ADDITIONAL INCOME OR RAISE ADDITIONAL  CAPITAL IN THE NEAR FUTURE, WE MAY BECOME
INSOLVENT AND/OR BE MADE BANKRUPT AND/OR MAY BECOME ILLIQUID OR WORTHLESS.

     As of December 31, 2007,  our cash balance was  approximately  $1.1 million and our working capital deficit totaled approximately $2.3 million. We have some significant  creditors  that  comprise a substantial  proportion of  outstanding obligations  that we might not be able to satisfy.  There is a balance  owing to
Atari  Interactive,  Inc.  ("Atari") of approximately $1 million,  and we may be unable to  satisfy  this debt  which  became  due on March 31,  2008.  We are in dispute with Atari and believe we may have  various  claims that may offset some or all of this balance. In any event, if we do not receive sufficient  financing or sufficient funds from our operations we may (i) liquidate  assets,  (ii) seek or be  forced  into  bankruptcy  and/or  (iii)  continue  operations,  but incur material harm to our business, operations or financial condition. These measures could have a material  adverse  effect on our  ability  to  continue  as a going concern.  Additionally,  because  of  our  financial  condition,  our  Board  of
Directors  has a duty to our  creditors  that may conflict with the interests of our  stockholders.  When a Delaware  corporation is operating in the vicinity of insolvency,  the Delaware courts have imposed upon the corporation's directors a fiduciary  duty to the  corporation's  creditors.  Our Board of Directors may be required to make  decisions that favor the interests of creditors at the expense of our  stockholders  to fulfill its fiduciary  duty.  For  instance,  we may be required  to preserve  our assets to  maximize  the  repayment  of debts  versus employing  the assets to further  grow our  business  and  increase  shareholder value.  If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A  HISTORY  OF  LOSSES,  AND MAY HAVE TO  FURTHER  REDUCE  OUR  COSTS BY
CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     For the year ended  December  31,  2007,  our net income was $5.9  million,
$5.75  million of our  revenue  was  recognized  from the sale of an asset,  and
$1.425 million was  recognized  from  settlements  with  creditors,  reversal of reserves, and prior year payables.  However,  since inception,  we have incurred significant  losses and  negative  cash flow.  As of December 31, 2007 we had an
accumulated   deficit  of  $2.3  million.   Our  ability  to  fund  our  capital
requirements  out of our available  cash and cash  generated from our operations depends on a number of factors.  Some of these  factors  include the progress of our product distributions and licensing, the rate of growth of our business, and our products'  commercial success. If we cannot generate positive cash flow from operations,  we will  have to  continue  to reduce  our costs and raise  working
capital  from  other  sources.   These   measures   could  include   selling  or
consolidating  certain operations or assets, and delaying,  canceling or further scaling back  operations.  These measures could  materially and adversely affect our ability to publish  successful titles, and may not be enough to permit us to operate profitability, or at all.

OUR  ABILITY TO EFFECT A  FINANCING  TRANSACTION  TO FUND OUR  OPERATIONS  COULD
ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

     If we are not  acquired  by or merge with  another  entity or if we are not able to raise additional capital by sale or license of certain of our assets, we may need to consummate a financing  transaction to receive additional liquidity.
This  additional  financing  may  take the form of  raising  additional  capital through public or private equity  offerings or debt financing.  To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional  capital  will  be  available  to  us  on  favorable  terms  and  our stockholders will likely  experience  substantial  dilution.  Our certificate of incorporation  provides for the issuance of preferred stock however we currently do not  have  any  preferred  stock  issued  and  outstanding.  Any  new  equity securities  issued may have greater  rights,  preferences or privileges than our existing  common  stock.  Material  shortage of capital may l require us to take steps such as reducing our level of  operations,  disposing of selected  assets, effecting  financings on less than favorable terms or seeking  protection  under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

TITUS  INTERACTIVE  SA (PLACED  IN  INVOLUNTARY  BANKRUPTCY  IN  JANUARY,  2005)
CONTROLLED AND NOW FINANCIAL  PLANNING AND DEVELOPMENT  S.A.  ("FPD") CONTROLS A
MAJORITY OF OUR VOTING  STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF DIRECTORS
AND PREVENT AN  ACQUISITION  OF US THAT IS FAVORABLE TO OUR OTHER  STOCKHOLDERS.
ALTERNATIVELY,  TITUS  COULD  AND FPD CAN ALSO  CAUSE A SALE OF  CONTROL  OF OUR
COMPANY THAT MAY NOT BE FAVORABLE TO OUR OTHER STOCKHOLDERS.

     Titus  owned and now FPD owns  approximately  58  million  shares of common stock.  As a  consequence,  Titus  could and FPD can control  substantially  all matters  requiring  stockholder  approval,  including the election of directors, subject to our  stockholders'  cumulative  voting  rights,  and the  approval of mergers or other business combination transactions. This concentration of voting power  could  discourage  or prevent a change in control  that  otherwise  could result in a premium in the price of our common stock.  Further,  Titus could and
FPD can cause a sale of control of our Company  that may not be favorable to our stockholders.  Such a sale,  including if it involves a dispersion  of shares to multiple  stockholders,  further  could have the  effect of making any  business combination, or a sale of all of our shares as a whole, more difficult.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP A "FALLOUT" MMOG.

We are planning to exploit our license back of "Fallout"  MMOG and are reviewing the  avenues  for  securing  financing  of at  least  $30  million  to fund  its production  but no assurance  can be made that we will be able to do so, and our license back may as a result be terminated.

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

THERE ARE HIGH FIXED COSTS TO DEVELOPING OUR PRODUCTS.  IF OUR REVENUES  DECLINE
BECAUSE  OF  DELAYS  IN  THE  DISTRIBUTION  OF OUR  PRODUCTS,  OR IF  THERE  ARE
SIGNIFICANT DEFECTS OR DISSATISFACTION WITH OUR PRODUCTS,  OUR BUSINESS COULD BE
HARMED.

     Our losses in the past have stemmed  partly from the  significant  costs we incurred to develop our  entertainment  software  products,  product returns and price concessions.  Moreover, a significant portion of our operating expenses is relatively fixed, with planned expenditures based largely on sales forecasts. At the same time, most of our products have a relatively  short life cycle and sell for a limited period of time after their initial release,  usually less than one year.

     Relatively  fixed costs and short  windows in which to earn  revenues  mean that  sales  of new  products  are  important  in  enabling  us to  recover  our development costs, to fund operations and to replace declining net revenues from older products.  Our failure to accurately assess the commercial  success of our new products,  and our delays in licensing  existing  products  could reduce our earnings.

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

     We believe that our future revenue will depend on the successful production of hit titles on a continuous  basis. The failure of one or more new products to achieve market acceptance could cause material harm to our business. Further, if our  products do not  achieve  market  acceptance,  we could be forced to accept substantial product returns or grant significant pricing concessions to maintain our relationship with retailers and our access to distribution  channels.  If we are forced to accept  significant  product returns or grant significant  pricing concessions, our business and financial results could suffer material harm.

WE HAVE A LIMITED NUMBER OF KEY MANAGEMENT AND OTHER PERSONNEL.  THE LOSS OF ANY
SINGLE  MEMBER OF  MANAGEMENT OR KEY PERSON OR THE FAILURE TO HIRE AND INTEGRATE
CAPABLE NEW KEY PERSONNEL COULD HARM OUR BUSINESS.

     Our business  requires  extensive  time and creative  effort to produce and market.  Our future  success  also will  depend  upon our  ability  to  attract, motivate and retain qualified employees and contractors,  particularly  software design and development  personnel.  Competition for highly skilled  employees is intense, and we may fail to attract and retain such personnel. Alternatively, we may incur increased costs in order to attract and retain skilled employees.  Our executive management team currently consists solely of CEO and interim CFO Herve
Caen. Our failure to recruit or retain the services of key personnel,  including competent executive  management,  or to attract and retain additional  qualified employees could cause material harm to our business.

OUR  INTERNATIONAL  SALES  EXPOSE  US TO RISKS OF  UNSTABLE  FOREIGN  ECONOMIES,
DIFFICULTIES  IN  COLLECTION  OF  REVENUES,  INCREASED  COSTS  OF  ADMINISTERING
INTERNATIONAL BUSINESS TRANSACTIONS AND FLUCTUATIONS IN EXCHANGE RATES.

     Our net revenues from  international  sales accounted for  approximately 4%
and 66% of our total net  revenues  for years ended  December 31, 2007 and 2006, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect  sales,  marketing and product  localization  activities worldwide.

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

     A significant,  continuing  risk we face from our  international  sales and operations  stems from currency  exchange rate  fluctuations.  Because we do not engage in currency hedging  activities,  fluctuations in currency exchange rates have caused significant reductions in our past earnings from international sales and licensing due to the loss in value upon conversion into U.S. Dollars. We may suffer similar losses in the future.

SOME OF OUR  CUSTOMERS  HAVE THE  ABILITY TO RETURN OUR  PRODUCTS  OR TO RECEIVE
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

ITEM 2.    PROPERTIES

     The Company's headquarters are located in Beverly Hills, California,  where we lease approximately 3,100 square feet of office space. The facility is leased through April 2008. We are currently subleasing  approximately 1,100 square feet of our facility to an  independent  third party.  We also have a  representation office in France.

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

     The litigation  with Bioware Corp. was finally  settled in March 2008, when
$200,000 held in escrow subsequent to our bankruptcy proceedings dismissal order was paid to Bioware Corp.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company trades on the  NASD-operated  Over-the-Counter  Bulletin Board.
Our  common  stock is  currently  traded on the  NASD-operated  Over-the-Counter
Bulletin  Board  under the  symbol  "IPLY."  At March 20,  2008,  there were 105 holders of record of our common stock.

     The  following  table sets forth the range of high and low sales prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2007              HIGH             LOW
------------------------------------             -----            -----

     First Quarter.........................      $ .17            $ .05
     Second Quarter........................        .15              .06
     Third Quarter.........................        .09              .05
     Fourth Quarter........................        .12              .06

FOR THE YEAR ENDED DECEMBER 31, 2006              HIGH             LOW
------------------------------------             -----            -----

     First Quarter.........................      $ .04            $ .01
     Second Quarter........................        .04              .02
     Third Quarter.........................        .03              .01
     Fourth Quarter........................        .29              .01

DIVIDEND POLICY

     It is not currently our policy to pay dividends.

STOCK COMPENSATION PLANS

     The  following  table sets forth certain  information  regarding our equity compensation plans as of December 31, 2007:

                                                                                Number of securities
                                                                               remaining available for
                           Number of securities to     Weighted-average     future issuance under equity
                           be issued upon exercise     exercise price of         compensation plans
                           of outstanding options,   outstanding options,       (excluding securities
Plan Category                warrants and rights      warrants and rights     reflected in column (a))
----------------------     -----------------------   --------------------   ----------------------------
                                     (a)                      (b)                        (c)
Equity compensation
  plans approved by
  security holders                1,410,000                 0.044                     8,590,000

Equity compensation
  plans not approved
  by security holders             7,330,298                 0.38                           --
                           -----------------------                          ----------------------------
Total                             8,740,298                                           8,590,000
                           =======================                          ============================

     We have one stock option plan currently  outstanding.  Under the 1997 Stock
Incentive  Plan,  as amended  (the "1997  Plan"),  we may grant up to 10 million options to our employees,  consultants and directors,  which generally vest from three to five years.

     There were  differences  between the exercise  price and the estimated fair market  value  which was  recorded  as  compensation  expense  in the  amount of
$12,000, $38,000 and $0, respectively, for financial reporting purposes.

PERFORMANCE GRAPH

     The following  graph sets forth the percentage  change in cumulative  total stockholder  return of our common stock during the period from December 31, 2002 to December 31, 2007,  compared with the cumulative  returns of the NASDAQ Stock
Market (U.S.  Companies)  Index,  the Media  General Index 820 (which is our old peer group) and a new peer group  comprising Media General Index 820 plus Giants
Interactive Group Inc. The comparison  assumes $100 was invested on December 31,
2002 in our  common  stock  and in each of the  foregoing  indices.  Information presented below is as of the end of the fiscal year ended December 31, 2007.

------------------------------  ----------- ----------- ---------- ----------- ----------- -----------
                                     12/02       12/03      12/04       12/05       12/06       12/07
------------------------------  ----------- ----------- ---------- ----------- ----------- -----------
INTERPLAY ENTERTAINMENT CORP.       100.00      125.00      23.33       13.33      225.00      133.33
NASDAQ COMPOSITE                    100.00      149.34     161.86      166.64      186.18      205.48
NEW PEER GROUP                      100.00      182.00     234.53      197.80      206.79      259.39
OLD PEER GROUP                      100.00      182.00     234.53      197.80      206.79      259.39

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

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended
December 31, 2007,  2006 and 2005 and the selected  consolidated  balance sheets data as of December 31, 2007 and 2006 are derived from our audited  consolidated financial  statements  included elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period.  The  following  data  should  be  read in  conjunction  with  "Item  7.
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations" and the Consolidated Financial Statements included elsewhere in this
Report.

                                                           YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                           2007         2006         2005         2004         2003
                                        ---------    ---------    ---------    ---------    ---------
                                                    (Dollars in thousands, except share and
                                                               per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues ........................   $   6,001    $     967    $   7,158    $  13,197    $  36,301
Cost of goods sold ..................           8          167          478        6,826       13,120
                                        ---------    ---------    ---------    ---------    ---------
Gross profit ........................       5,993          800        6,680        6,371       23,181
Operating expenses ..................       1,538        2,069        3,197        8,853       21,787
                                        ---------    ---------    ---------    ---------    ---------
Operating (income) loss .............       4,455       (1,269)       3,483       (2,482)       1,394
Other income (expense) ..............       1,401        4,348        2,445       (2,094)         (82)
                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ...       5,856        3,079        5,928       (4,576)       1,312
Provision (benefit) for income taxes         --           --           --            154         --
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................   $   5,856    $   3,079    $   5,928    $  (4,730)   $   1,312
                                        =========    =========    =========    =========    =========

Cumulative dividend on participating
   preferred stock ..................   $    --      $    --      $    --      $    --      $    --
Accretion of warrant ................        --           --           --           --           --
                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common
   stockholders .....................   $   5,856    $   3,079    $   5,928    $  (4,730)   $   1,312
                                        =========    =========    =========    =========    =========
Net income (loss) per common share:
     Basic ..........................   $   0.059    $   0.030    $   0.063    $   (0.05)   $    0.01
     Diluted ........................   $   0.057    $   0.030    $   0.063    $   (0.05)   $    0.01

Shares used in calculating net income
   (loss) per common share - basic ..      99,197      100,513       93,856       93,856       93,852
Shares used in calculating net income
   (loss) per common share - diluted      102,028      102,603       93,856       93,856      104,314

SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America ..................   $       5    $     203    $   2,885    $   1,544    $  13,541
     International ..................         246          632        4,056        9,933        6,484
     OEM, royalty and licensing .....        --            132          217        1,720       16,276
     Recognition from sale of
        "Fallout" ...................       5,750         --           --           --           --

Net revenues by platform:
     Personal computer ..............   $     222    $     456    $     631    $   1,817    $   7,671
     Video game console .............          29          379          971        9,660       12,354
     OEM, royalty and licensing .....        --            132          217        1,720       16,276
     Recognition of Revenue from
        expired contracts ...........        --           --          4,571         --           --
     Recognition from sale of
        "Fallout" ...................       5,750         --           --           --           --
     Online licensing ...............        --           --            768         --           --

                                                                  DECEMBER 31,
                                        -------------------------------------------------------------
                                           2007         2006         2005         2004         2003
                                        ---------    ---------    ---------    ---------    ---------
                                                          (Dollars in thousands)
BALANCE SHEETS DATA:
Working capital (deficiency) ........   $  (2,279)   $  (8,098)   $ (11,497)   $ (17,852)   $ (14,750)
Total assets ........................       1,201          323          673          834        5,486
Total debt ..........................       3,480        8,410       12,163       18,195       18,122
Stockholders' equity  (deficit) .....      (2,279)      (8,087)     (11,490)     (17,362)     (12,636)

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

     The  accompanying  consolidated  financial  statements  have been  prepared assuming  that we will  continue  as a going  concern,  which  contemplates  the realization of assets and the  satisfaction  of liabilities in the normal course of business.  The carrying  amounts of assets and  liabilities  presented in the financial  statements  do not  purport to  represent  realizable  or  settlement values.  The  Report of our  Independent  Auditors  for the  December  31,  2007
consolidated  financial statements includes an explanatory  paragraph expressing substantial doubt about our ability to continue as a going concern.

     We entered into  various  licensing  agreements  during 2007 under which we licensed others to exploit games that we have  intellectual  property rights to.
We expect in 2008 to enter into similar  license  arrangements  to generate cash for the Company's operations.

     We have sold  "Fallout"  to a third party and have  obtained a license back which could allow us to create,  develop  and exploit a "Fallout"  MMOG.  We are planning to exploit our license back of  "Fallout"  MMOG and are  reviewing  the avenues for securing  financing  of at least $30 million to fund its  production but no assurance can be made that we will be able to do so.

     We are now focused on a two-pronged  growth strategy.  While we are working to secure funding for the  development of a MMOG based on the popular  "Fallout"
franchise,  we are at the same time  exploring ways to leverage our portfolio of gaming  properties  through  sequels  and  various  development  and  publishing arrangements. We are planning, if we can obtain financing, to develop sequels to some of our most  successful  games,  including  Earthworm  Jim, Dark  Alliance,
Descent and MDK. We are reinitiating our in-house game development  studio,  and have hired game developers. Initial funding for these steps will derive from the remaining proceeds from the sale of "Fallout".

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

     Our operating  results will  continue to be impacted by economic,  industry and business  trends  affecting  the  interactive  entertainment  industry.  Our industry  is  highly  seasonal,  with the  highest  levels  of  consumer  demand occurring  during the year-end  holiday buying  season.  With the release of new console systems by Sony, Nintendo and Microsoft, our industry has entered into a new cycle that could affect marketability of new products, if any.

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

SOFTWARE DEVELOPMENT COSTS

     SOFTWARE  DEVELOPMENT  COSTS.  Software  development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

     We account for software  development  costs in accordance with Statement of
Financial  Accounting  Standard  ("SFAS") No. 86,  "Accounting  for the Costs of
Computer  Software  to  Be  Sold,  Leased,  or  Otherwise   Marketed."  Software
development  costs  are  capitalized  once the  technological  feasibility  of a product  is  established  and  such  costs  are  determined  to be  recoverable.
Technological  feasibility  of  a  product  encompasses  both  technical  design
documentation  and  game  design   documentation.   For  products  where  proven
technology exists, this may occur early in the development cycle.  Technological feasibility  is evaluated on a  product-by-product  basis.  Prior to a product's release,  we  expense,  as part of  "cost of sales  --  software  royalties  and
amortization,"   capitalized   costs  when  we  believe  such  amounts  are  not
recoverable.  Capitalized  costs  for  those  products  that  are  cancelled  or abandoned are charged to product development expense in the period of cancellation.  Amounts related to software development which are not capitalized are charged immediately to product  development  expense. We evaluate the future recoverability of capitalized  amounts on a quarterly basis. The  recoverability of capitalized  software  development  costs is evaluated  based on the expected performance of the specific  products for which the costs relate.  Criteria used to evaluate  expected product  performance  include:  historical  performance of comparable products using comparable technology; orders for the product prior to its  release;  and  estimated  performance  of a  sequel  product  based  on the performance of the product on which the sequel is based.

     Commencing upon product release, capitalized software development costs are amortized to "cost of sales -- software royalties and amortization" based on the ratio of current revenues to total projected revenues, generally resulting in an amortization  period of six months or less. For products that have been released in prior periods,  we evaluate the future  recoverability of capitalized amounts on  a  quarterly  basis.  The  primary  evaluation  criterion  is  actual  title performance.

     Significant   management  judgments  and  estimates  are  utilized  in  the assessment of when technological  feasibility is established,  as well as in the ongoing assessment of the recoverability of capitalized costs. In evaluating the
recoverability  of  capitalized   costs,  the  assessment  of  expected  product
performance  utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised  forecasted  or actual  product  sales are less than and/or  revised  forecasted  or  actual  costs  are  greater  than the  original forecasted  amounts  utilized in the initial  recoverability  analysis,  the net realizable  value may be lower than  originally  estimated in any given quarter, which could result in an impairment charge.

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

                                                       YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2007      2006       2005
                                                    ------    ------     ------
STATEMENTS OF OPERATIONS DATA:
Net revenues ..................................        100%      100%       100%
Cost of goods sold ............................       --          17          7
                                                    ------    ------     ------
Gross margin ..................................        100        83         93
Operating expenses:
     Marketing and sales ......................          4        52          4
     General and administrative ...............         21       161         37
     Product development ......................       --        --            4
                                                    ------    ------     ------
     Total operating expenses .................         25       213         45
                                                    ------    ------     ------
Operating income (loss) .......................         75      (130)        48
Other income (expense) ........................         25       449         34
                                                    ------    ------     ------
Income (loss) before provision
     for income taxes .........................        100       319         82
Provision for income taxes ....................       --        --         --
                                                    ------    ------     ------
Net income (loss) .............................        100%      319%        82%
                                                    ======    ======     ======

SELECTED OPERATING DATA:
Net revenues by segment:
     North America ............................         96%       21%        41%
     International ............................          4        66         56
     OEM, royalty and licensing ...............       --          13          3
                                                    ------    ------     ------
                                                       100%      100%       100%
                                                    ======    ======     ======
Net revenues by platform:
     Personal computer ........................          4%       47%         9%
     Video game console .......................       --          39         14
     OEM, royalty and licensing ...............       --          14          3
     Recognition from sale of " Fallout".......         96      --         --
     Recognition of revenue on expired
          contracts ...........................       --        --           63
     Online licensing .........................       --        --           11
                                                    ------    ------     ------
                                                       100%      100%       100%
                                                    ======    ======     ======

     Geographically,  our net revenues for the years ended December 31, 2007 and
2006 breakdown as follows: (in thousands)

                                    2007        2006       Change     % Change
------------------------------    --------    --------    --------    --------
North America ................       5,755         203       5,552       2,734%
International ................         246         632        (386)      (61.1%)
OEM, Royalty & Licensing .....           0         132        (132)       (100%)
                                  --------    --------    --------    --------
Net Revenues .................       6,001         967       5,034         520%
                                  ========    ========    ========    ========

     Geographically,  our net revenues for the years ended December 31, 2006 and
2005 breakdown as follows: (in thousands)

                                    2006        2005       Change    % Change
------------------------------    --------    --------    --------    --------
North America ................        203        2,885      (2,682)      (92.9%)
International ................        632        4,056      (3,424)      (84.4%)
OEM, Royalty & Licensing .....        132          217         (85)      (39.2%)
                                  --------    --------    --------    --------
Net Revenues .................        967        7,158      (6,191)      (86.5%)
                                  ========    ========    ========    ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net  revenues  for the year ended  December  31, 2007 were  $6,001,000,  an increase of 520% compared to the same period in 2006. The Company had $5,750,000 in income from recognition of the sale of "Fallout" and $5,000 in North American royalties earned This increase resulted from a 2,734% increase in North American net revenue due to the sale of "Fallout" and a 61.1%  decrease in  International net  revenue,  royalty and  licensing  revenues  and a 100%  decrease in OEM net revenue.

     Net revenues for the year ended December 31, 2006 were $967,000, a decrease of 86.5%  compared to the same period in 2005.  This  decrease  resulted  from a
92.9%  decrease  in  North  American  net  revenue,  and  a  84.4%  decrease  in
International net revenues and a 39.2% decrease in OEM,  royalties and licensing revenues.

     North  American  net  revenues  for the year ended  December  31, 2007 were
$5,755,000  as compared to $203,000 for the year ended  December  31, 2006.  The
Company had  $5,750,000 in income from  recognition of the sale of "Fallout" and
$5,000 in North American royalties earned in 2007.

     North  American  net  revenues  for the year ended  December  31, 2006 were
$203,000 as compared to  $2,885,000  for the year ended  December 31, 2005.  The decrease  in North  American  net  revenues  in 2006 was mainly due to no longer recognizing as income  advanced  royalties on expired  contracts and new product releases during the twelve months ended December 31,2006.

     International  net  revenues  for the year  ended  December  31,  2007 were
$246,000,  a decrease of $386,000 as compared to International  net revenues for the year ended  December 31, 2006.  The decrease in  International  net revenues compared to the year ended  December 31, 2006 was mainly due to a 61.1% decrease in back catalog sales.

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

     OEM,  royalty and  licensing  net revenues for the year ended  December 31,
2007 were $.0, a decrease  of  $132,000  as compared to the same period in 2006.
The OEM business decreased $132,000 as a consequence of our reorganization.

     OEM,  royalty and  licensing  net revenues for the year ended  December 31,
2006 were  $132,000,  a decrease  of $85,000 as  compared  to the same period in
2005.   The   decrease  in  OEM  business   was  mainly   attributable   to  our
reorganization.

PUBLISHING NET REVENUES BY PLATFORM, SALE OF " FALLOUT", CONTRACTS AND LICENSING
DEALS NET REVENUES

     Our  publishing net revenues by platform,  sale of "Fallout"  contracts and licensing  deals net  revenues  for the years ended  December  31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............        222        456       (234)      (51.3%)
Video Game Console ..............         29        379       (350)      (92.3%)
OEM, Royalty & Licensing ........          0        132       (132)     (100.0%)
Recognition of revenue on
   sale of "Fallout" ............      5,750          0      5,750      (100.0%)
                                    --------   --------   --------    --------
Net Revenues ....................      6,001        967      5,034         520%
                                    ========   ========   ========    ========

     PC net  revenues  for the year ended  December  31, 2007 were  $222,000,  a decrease of 51.3%  compared to the same period in 2006.  The  decrease in PC net revenues in 2007 was primarily due to lower back catalog sales.

     Our video game console net  revenues  for the year ended  December 31, 2007 were $29,000 a decrease of 92.3% compared to the same period in 2006, mainly due to lower back catalog sales.

     The  Company  had  $5,750,000  in income  from  recognition  of the sale of
"Fallout" as a one time non-recurring event.

     Our platform,  expired  contracts and licensing  deals net revenues for the years ended December 31, 2006 and 2005 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............        456        631       (175)      (27.7%)
Video Game Console ..............        379        971       (592)      (60.9%)
OEM, Royalty & Licensing ........        132        217        (85)      (39.2%)
Recognition of revenue on
   expired contracts ............          0      4,571     (4,571)        N/A
Online Licensing ................          0        768       (768)        N/A
                                    --------   --------   --------    --------
Net Revenues ....................        967      7,158     (6,191)      (86.5%)
                                    ========   ========   ========    ========

     PC net  revenues  for the year ended  December  31, 2006 were  $456,000,  a decrease of 27.7 % compared to the same period in 2005.  The  decrease in PC net revenues in 2006 was primarily due to no new releases and the  expiration of our distribution agreement with Vivendi in 2005.

     Our video game console net  revenues  for the year ended  December 31, 2006 were $379,000 a decrease of 60.9% compared to the same period in 2005. There was no revenue  recognition from deferred revenue of expired  contracts for the year ended  December 31, 2006.  Licensing  for the year ended  December 31, 2006 were
$0.The  decrease in video game console net revenues was  primarily due to no new releases. Our catalog sales also decreased in 2006 as compared to 2005.

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

     Our net  revenues,  cost of goods sold and gross margin for the years ended
December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................      6,001        967      5,034       520.5%
Cost of Goods Sold ..............          8        167       (159)      (95.2%)
                                    --------   --------   --------    --------
Gross Margin ....................      5,993        800      5,193       649.1%
                                    ========   ========   ========    ========

     Our cost of goods sold  decreased to $8,000 in the year ended  December 31,
2007  compared to  $167,000  in the same  period in 2006.  We expect our cost of goods sold to increase in 2007 as compared  to 2006  because we  anticipate  new product releases.

     Our gross  margin  increased  to  $5,993,000  for the twelve  months  ended
December 31, 2007 from $800,000 in the  comparable  period in 2006. The increase in gross margin was mainly attributable to our sale of " Fallout".

     Our net  revenues,  cost of goods sold and gross margin for the years ended
December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................        967      7,158     (6,191)      (86.5%)
Cost of Goods Sold ..............        167        478       (311)      (65.1%)
                                    --------   --------   --------    --------
Gross Margin ....................        800      6,680     (5,880)      (88.0%)
                                    ========   ========   ========    ========

     Our cost of goods sold decreased to $167,000 in the year ended December 31,
2006 compared to $478,000 in the same period in 2005.

     Our gross margin decreased to $800,000 for the twelve months ended December
31, 2006 from $6.7 milliion in the  comparable  period in 2005.  The decrease in gross margin was mainly attributable to our decrease in revenue.

MARKETING AND SALES

     Our marketing and sales  expenses for the years ended December 31, 2007 and
2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Marketing and Sales .............        245        509       (264)      (51.9%)

     Marketing and sales expenses  primarily  consist of advertising  and retail marketing support,  sales commissions,  marketing and sales personnel,  customer support  services and other  related  operating  expenses.  Marketing  and sales expenses for the twelve months ended  December 31, 2007 were  $245,000,  a 51.9%
decrease as compared to the 2006 period due to  discontinuing of the business of
Interplay Japan.

     Our marketing and sales  expenses for the years ended December 31, 2005 and
2004 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Marketing and Sales .............        509        312        197       63.1%

     Marketing and sales expenses  primarily  consist of advertising  and retail marketing support,  sales commissions,  marketing and sales personnel,  customer support  services and other  related  operating  expenses.  Marketing  and sales expenses for the twelve months ended  December 31, 2006 were  $509,000,  a 63.1%
increase as compared to the 2005 period.  The  increase in  marketing  and sales expenses is due to certain  expenses being  classified as marketing and sales in
2006 compared to prior year classification into general and administration and a continued effort to sell back catalog products.

GENERAL AND ADMINISTRATIVE

     Our general and  administrative  expenses for the years ended  December 31,
2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
General and Administrative ......      1,274      1,560       (286)      (18.3%)

     General and  administrative  expenses  primarily  consist of administrative personnel  expenses,  facilities  costs,  professional  fees,  and other related operating  expenses.  General  and  administrative  expenses  for the year ended
December 31, 2007 were $1.3  million,  a 18.3%  decrease as compared to the same period in 2006.  The decrease is mainly due to decreases in personnel  costs and general expenses as a result of a reduction in the administrative  personnel and
CEO compensation during 2007.

     Our general and  administrative  expenses for the years ended  December 31,
2005 and 2004 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
General and Administrative ......      1,560      2,617     (1,057)      (40.4%)

     General and  administrative  expenses  primarily  consist of administrative personnel  expenses,  facilities  costs,  professional  fees,  and other related operating  expenses.  General  and  administrative  expenses  for the year ended
December 31, 2006 were $1.6  million,  a 40.4%  decrease as compared to the same period in 2005.  The decrease is mainly due to decreases in personnel  costs and general  expenses  during  2006.  The  decrease  in general  and  administrative expenses is due to certain  expenses being  classified as marketing and sales in
2006 compared to prior year classification into general and administration.

PRODUCT DEVELOPMENT

     Our product development  expenses for the years ended December 31, 2007 and
2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Product Development .............         18          0         18        (100%)

       Product development  expenses for the year ended December 31, 2007 were $
18,000,  a 100%  increase as compared to the same period in 2006.  This increase was mainly due to the hiring of a software  developer  in the fourth  quarter of
2007.

     Our product development  expenses for the years ended December 31, 2005 and
2004 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Product Development .............          0        268       (268)     (100.0%)

     We charged internal product development  expenses,  which consist primarily of personnel and support costs,  to operations in the period  incurred.  Product development  expenses  for the year  ended  December  31,  2006  were $0, a 100%
decrease as compared to the same period in 2005. This decrease was mainly due to a $268,000  decrease in  personnel  costs and general  expenses as a result of a reduction in headcount and the closure of our internal development studio during the year.

OTHER EXPENSE (INCOME), NET

     Our other expense for the years ended  December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
---------------------------------   --------   --------   --------    --------
Other Expense (Income) ..........     (1,401)    (4,348)    (2,947)      (67.8%)

     Other income  consists  primarily of reversal  and  adjustments  to certain accrual and accounts  payables in the amount of $1,425,000,  interest expense on debt in the amount of $59,000,  foreign currency exchange transactions gains and losses, and rental income in the amount of $73,000 and bad debts of $38,000. The decrease  is  attributable  to  reversals  of a  smaller  amount  of prior  year accruals.

     Our other expense for the years ended  December 31, 2005 and 2004 breakdown as follows: (in thousands)

                                      2006       2005      Change     % Change
---------------------------------   --------   --------   --------    --------
Other Expense (Income) ..........     (4,348)    (2,445)    (1,903)       77.8%

     Other  income   consists   primarily  of   settlement   in  the  amount  of
approximately $310,000, reversal of reserves in the amount of approximately $2.2 million, reduction of accrued royalties in the amount of $810,000,  reversals of accounts  payable in the amount of $1.2 million,  interest expense in the amount of $135,000 and additional miscellaneous income.

PROVISION (BENEFIT) FOR INCOME TAXES

     We recorded no tax  provision for the years ended  December 31, 2007,  2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2007, we had a working capital deficit of  approximately
$2,300,000,  and our cash balance was approximately $1,138,000 of which $200,000 was held in escrow in connection  with the settlement of litigation with Bioware
Corp. There is a balance owing to Atari of approximately $1 million,  and we may be unable to satisfy  this debt which  became due on March 31,  2008.  We are in dispute with Atari and believe we may have  various  claims that may offset some or all of this  balance.  In any event,  we cannot  continue to fund our current operations without obtaining additional financing or income.

     We sold  "Fallout"  to a third party and have  obtained the license back to allow us to create,  develop and exploit a "Fallout"  MMOG.  We are  planning to exploit the license back of  "Fallout"  MMOG and are  reviewing  the avenues for securing financing of at least $30 million to fund its production.

     We are now focused on a two-pronged  growth strategy.  While we are working to secure funding for the  development of a MMOG based on the popular  "Fallout"
franchise,  we are at the same time  exploring ways to leverage our portfolio of gaming  properties  through  sequels  and  various  development  and  publishing arrangements. We are planning, if we can obtain financing, to develop sequels to some of our most  successful  games,  including  Earthworm  Jim, Dark  Alliance,
Descent and MDK. We have reinitiated our in-house game development  studio,  and have hired game  developers.  Initial funding for these steps will mainly derive from the remaining proceeds from the sale of "Fallout".

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

     Our  primary   capital  needs  have   historically   been  working  capital
requirements necessary to fund our operations. Our operating activities provided cash of $1,088,000  during the twelve months ended December 31, 2007,  primarily attributable  to the sale of  "Fallout"..  The Company had  $5,750,000 in income from  recognition of the sale of "Fallout";  however the Company does not expect material further non- recurring income in 2008.

     We entered into  various  licensing  agreements  during 2007 under which we licensed others to exploit games that we have  intellectual  property rights to.
We expect in 2008 to enter into similar  license  arrangements  to generate cash for the Company's operations.

     No assurance  can be given that funding can be obtained by us on acceptable terms, or at all. These conditions,  combined with our deficits in stockholders'
equity  and  working  capital,  raise  substantial  doubt  about our  ability to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable  contracts and other  commitments  at December 31, 2007,  and the effect such  obligations  are expected to have on our liquidity and cash flow in future periods (in thousands).

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS        TOTAL     LESS THAN    1 - 3    3 - 5   MORE THAN
                                          1 YEAR      YEARS    YEARS    5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1)            46         46          0        0         0
--------------------------------------------------------------------------------

(1) We have a lease  commitment at the Beverly Hills office  through April 2008.
The Company is presently in negotiations to extend that lease but no commitments have been made.  We also have a lease  commitment  at the French  representation office through February 28, 2011 with an option for an additional 3 years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued  Statement No. 159, THE FAIR VALUE OPTION
FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB
STATEMENT NO. 115 ("SFAS No. 159").  SFAS No. 159 permits  entities to choose to measure many  financial  instruments  and certain other items at fair value that are not currently required to be measured at fair value.  Subsequent  unrealized gains and losses on items for which the fair value  option has been elected will be  reported in  earnings.  The  provisions  of SFAS No. 159 are  effective  for financial  statements issued for fiscal years beginning after November 15, 2007.
We are  evaluating  if we will adopt SFAS No. 159 and what  impact the  adoption will have on our Consolidated Financial Statements if we adopt.

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

     We recognized a $60,000 loss, $9,000 loss and $56,000 loss during the years ended December 31, 2007,  2006 and 2005,  respectively,  primarily in connection with  foreign  exchange  fluctuations  in the  timing of  payments  received  on accounts receivable from foreign distributors or licensees.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9A.(T) CONTROLS AND PROCEDURES

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

     There  were  no  changes  made  in our  internal  controls  over  financial reporting  that occurred  during the quarter  ended  December 31, 2007 that have materially affected or reasonably likely to materially affect these controls.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management, including our Chief Executive Officer and interim
Chief  Financial  Officer,  is  responsible  for  establishing  and  maintaining adequate  internal control over financial  reporting (as such term is defined in
Exchange Act Rule 13a-15(f) and 15d-15(f)) for Interplay Entertainment Corp. and
its  subsidiaries  (the  "Company").  The Company's  internal control system was designed to provide reasonable  assurance to the Company's  management and Board of  Directors  regarding  the  preparation  and fair  presentation  of published consolidated  financial  statements in  accordance  with  accounting  principles generally accepted in the United States of America.

     Because of its  inherent  limitations,  a system of internal  control  over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changing conditions, effectiveness of internal  control over  financial  reporting  may vary over time.  The Company's processes contain self-monitoring  mechanisms,  and actions are taken to correct deficiencies as they are identified.

     Management has assessed the effectiveness of the Company's internal control over  financial  reporting as of December  31,  2007,  based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission.
Based  on its  assessment,  management  concluded  that the  Company's  internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation  report of the Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this annual report.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  information  in Item 10 is  incorporated  herein by  reference  to the section  entitled  "Proposal One ----  Election of  Directors"  contained in the
Proxy  Statement  (the "Proxy  Statement")  for the 2008  annual  meeting of the stockholders to be filed with the Securities and Exchange  Commission within 120 days of the close of the fiscal year ended December 31, 2007.

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

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereto  duly  authorized,  at Beverly  Hills,,
California this 3rd day of April, 2008.

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

SIGNATURE                 TITLE                                  DATE
---------                 -----                                  ----

/s/ Herve Caen
____________________      Chief Executive Officer, Interim       April 3, 2008
Herve Caen                Chief Financial Officer and
                          Director (Principal Executive
                          and Financial and Accounting
                          Officer)

/s/ Eric Caen
____________________      Director                               April 3, 2008
Eric Caen

/s/ Michel Welter
____________________      Director                               April 3, 2008
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

10.05    Employment  Agreement between the Company and Herve Caen dated November
         9, 1999;  (incorporated  herein by  reference  to  Exhibit  10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1999).

10.06    Trademark License Agreement  by and between Bethesda  Softworks LLC and the  Company  dated  as of  April  4,  2007;  (incorporated  herein  by reference  to exhibit  10.49 to  the  Company's  8-K filed on April 12,
         2007).

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND REPORT OF INDEPENDENT AUDITOR

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm .............        F-2

Consolidated Balance Sheets at December 31, 2007 and 2006 ...........        F-3

Consolidated Statements of Operations for the years ended
   December 31, 2007, 2006 and 2005 .................................        F-4

Consolidated Statements of Stockholder's Equity (Deficit)
   and Comprehensive Income (loss) for the years ended
   December 31, 2007, 2006, 2005 ....................................        F-5

Consolidated Statements of Cash Flows for the years ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

     I have audited the consolidated  balance sheets of Interplay  Entertainment
Corp. (a majority-owned  subsidiary of Financial Planning and Development S.A. )
and  Subsidiaries  (the  "Company")  as of  December  31,  2007 and 2006 and the
related  consolidated  statements of operations,  stockholders' equity (deficit)
and comprehensive income(loss)and cash flows each of the years in the three year period ending December 31, 2007. My audit included the schedule of valuation and qualifying  accounts  for the years  ended  December  31,  2007 and 2006.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  My  responsibility  is to express an opinion on these  consolidated financial statements and the schedule based on my audit.

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

     In my opinion,  the  consolidated  financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of
Interplay  Entertainment Corp. and Subsidiaries as of December 31, 2006 and 2005
and the results of their  operations  and their cash flows for each of the years in the three year period ending December 31, 2007, in conformity with accounting principles  generally  accepted  in the United  States of America.  Also,  in my opinion the related  financial  statement  schedule for the years ended December
31,  2007,  2006 and 2005 when  considered  in relation  to the basic  financial statements  taken as a whole,  presents  fairly  in all  material  respects  the information set forth therein.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, a history of losses,  negative  working capital of $2,279,000 and  stockholders'
deficit of $2,279,000. These matters raise substantial doubt about the Company's ability to continue as a going  concern.  Management's  plans in regard to these matters are also discussed in Note 1. The consolidated  financial  statements do not  include  any  adjustment  that  might  result  from the  outcomes  of these uncertainties.

/S/ JEFFREY S. GILBERT
------------------------------
Jeffrey S. Gilberg

Los Angeles, California
March 26, 2008

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                       ------------------------------
                                                                            2007             2006
                                                                       -------------    -------------
                                      ASSETS
Current Assets:
     Cash ..........................................................   $   1,138,000    $      50,000
     Trade receivables, net of allowances
         of $37,000 and $17,000, respectively ......................          26,000          227,000
     Inventories ...................................................           1,000            8,000
     Deposits ......................................................           4,000            4,000
     Prepaid expenses ..............................................          10,000            6,000
     Other receivables .............................................          13,000           17,000
                                                                       -------------    -------------
        Total current assets .......................................       1,192,000          312,000

Property and equipment, net ........................................           9,000            3,000
Other assets .......................................................               0            8,000
                                                                       -------------    -------------
          Total  assets ............................................   $   1,201,000    $     323,000
                                                                       =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Note payable ..................................................   $   1,045,000    $   1,427,000
     Notes payable officer and directors ...........................         729,000          694,000
     Accounts payable subject to judgments .........................               0        1,653,000
     Accounts payable ..............................................         911,000        4,006,000
     Accrued royalties .............................................         200,000          170,000
     Deferred income ...............................................         595,000          460,000

                                                                       -------------    -------------
          Total current liabilities ................................       3,480,000        8,410,000
                                                                       -------------    -------------

Commitments and contingencies
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding, respectively,
     Common stock, $0.001 par value 150,000,000 shares authorized;
        issued and outstanding  103,855,634 shares in 2007 and
       103,855,634 shares in 2006 ..................................         104,000          104,000
     Paid-in capital ...............................................     121,976,000      121,964,000
     Accumulated deficit ...........................................    (124,349,000)    (130,205,000)
     Accumulated other comprehensive income ........................         (10,000)          50,000
     Treasury stock of 4,658,216 shares at December 31,2007 and 2006            --               --
                                                                       -------------    -------------
          Total stockholders' (deficit) ............................      (2,279,000)      (8,087,000)
                                                                       -------------    -------------
          Total liabilities and stockholders'(deficit) .............   $   1,201,000    $     323,000
                                                                       =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                   2007            2006              2005
                                              -------------    -------------    -------------
Revenue ...................................   $   6,001,000    $     967,000    $   7,158,000
Cost of goods sold ........................           8,000          167,000          478,000
                                              -------------    -------------    -------------
   Gross profit ...........................       5,993,000          800,000        6,680,000
                                              -------------    -------------    -------------

Operating expenses:
   Marketing and sales ....................         245,000          509,000          312,000
   General and administrative .............       1,275,000        1,560,000        2,617,000
   Product development ....................          18,000                0          268,000
                                              -------------    -------------    -------------
      Total operating expenses ............       1,538,000        2,069,000        3,197,000
                                              -------------    -------------    -------------

      Operating income  (loss) ............       4,455,000       (1,269,000)       3,483,000
                                              -------------    -------------    -------------

Other income (expense):
   Interest expense .......................         (59,000)        (139,000)        (146,000)
   Other (primarily reversal of prior year
      recorded liabilities and settlements)       1,460,000        4,487,000        2,591,000
                                              -------------    -------------    -------------
       Total other income (expense) .......       1,401,000        4,348,000        2,445,000
                                              -------------    -------------    -------------

Income (loss) before provision (benefit)
   for income taxes .......................       5,856,000        3,079,000        5,928,000
Provision (benefit) for income taxes ......            --               --               --
                                              -------------    -------------    -------------

Net income (loss) .........................   $   5,856,000    $   3,079,000    $   5,928,000
                                              =============    =============    =============

Net income (loss) per common share:
Basic .....................................   $       0.059    $       0.032    $        0.06
                                              =============    =============    =============
Diluted ...................................   $       0.057    $       0.032    $        0.06
                                              =============    =============    =============

Weighted average number of shares used
   in calculating net income (loss) per
   common share:
Basic .....................................      99,197,000       95,030,000       93,856,000
                                              =============    =============    =============
Diluted ...................................     102,027,000       97,120,000       93,856,000
                                              =============    =============    =============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

                                      PREFERRED STOCK              COMMON STOCK
                                 -------------------------   ------------------------
                                    SHARES        AMOUNT        SHARES        AMOUNT
                                 -----------   -----------   -----------   -----------
Balance, December 31, 2004 ...          --            --      93,855,634   $        94
   Issuance of common stock,
      net of issuance costs ..          --            --            --            --
   Net Income ................          --            --            --            --
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --            --            --            --
                                 -----------   -----------   -----------   -----------
Balance, December 31, 2005 ...          --            --      93,855,634            94
                                 ===========   ===========   ===========   ===========
   Issuance of common stock,
       net of issuance costs .          --            --            --            --
   Additional Paid in
      Capital- Options .......          --            --            --            --
   Shares for Debt - Special
      Situations .............          --            --      10,000,000            10
   Treasury stock
   Net Income ................          --            --            --            --
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --            --            --            --
                                 -----------   -----------   -----------   -----------
Balance, December 31, 2006 ...          --            --     103,855,634   $       104
                                 ===========   ===========   ===========   ===========
   Issuance of common stock,
      net of issuance of
      costs ..................          --            --            --            --
   Additional Paid in -
      Capital - Options ......          --            --            --            --
   Net Income ................          --            --            --            --
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --            --            --            --
                                 -----------   -----------   -----------   -----------
Balance, December 31,2007 ....          --            --     103,855,634   $       104
                                 ===========   ===========   ===========   ===========

                                                              ACCUMULATED
                                                                 OTHER
                                   PAID-IN     ACCUMULATED   COMPREHENSIVE
                                   CAPITAL       DEFICIT     INCOME (LOSS)      TOTAL
                                 -----------   -----------    -----------    -----------
Balance, December 31, 2004 ...   $   121,640   $  (139,211)   $       115    $   (17,362)
   Issuance of common stock,
      net of issuance costs ..          --            --             --             --
   Net Income ................          --          (5,928)          --           (5,928)
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --            --              (56)           (56)
                                 -----------   -----------    -----------    -----------
Balance, December 31, 2005 ...   $   121,640   $  (133,283)   $        59    $   (11,490)
                                 ===========   ===========    ===========    ===========
   Issuance of common stock,
       net of issuance costs .          --            --             --             --
   Additional Paid in
      Capital- Options .......            38          --             --               38
   Shares for Debt - Special
      Situations .............           286          --             --             --
   Treasury stock
   Net Income ................          --           3,079           --            3,079
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --              (1)            (9)           (10)
                                 -----------   -----------    -----------    -----------
Balance, December 31, 2006 ...   $   121,966   $  (130,205)   $        50         (8,087)
                                 ===========   ===========    ===========    ===========
   Issuance of common stock,
      net of issuance of
      costs ..................          --            --             --             --
   Additional Paid in -
      Capital - Options ......            12          --             --               12
   Net Income ................          --           5,856           --            5,856
   Other comprehensive income,
      net of income taxes:
      Foreign currency
         translation
         adjustment ..........          --            --              (60)           (60)
                                 -----------   -----------    -----------    -----------
Balance, December 31,2007 ....   $   121,976   $  (124,349)   $       (10)   $    (2,279)
                                 ===========   ===========    ===========    ===========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2007           2006           2005
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) .................................   $ 5,856,000    $ 3,079,000    $ 5,928,000
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
      Depreciation and amortization ..................         2,000          4,000        142,000
      Deposit ........................................          --            4,000         (8,000)
      Additional Paid in Capital - Options expenses ..        12,000         38,000           --
      Shares issued for settlement of  liability .....          --          296,000           --
      Reversal of prior year recorded liabilities ....    (1,425,000)    (4,441,000)    (2,345,000)
      Writeoff of prepaid licenses and royalties .....          --             --             --
      Abandonement of fixed assets ...................          --             --          323,000
      Changes in assets and liabilities:
         Restricted cash .............................          --             --            2,000
         Trade receivables, net ......................       201,000        201,000       (297,000)
         Trade receivables from related parties ......          --           17,000         (6,000)
         Inventories .................................         7,000           --           18,000
         Prepaid licenses and royalties ..............          --             --             --
         Prepaid expenses ............................        (4,000)        54,000        (60,000)
         Loss on sale of assets ......................          --             --             --
         Loss on abandonment of assets ...............          --             --             --
         Other current assets/receivables ............         4,000         (9,000)       129,000
         Accounts payable ............................    (3,315,000)      (367,000)       885,000
         Accrued royalties ...........................        30,000         (7,000)      (329,000)
         Note Payable Officer ........................        35,000        694,000           --
         Payables to related parties .................          --             --       (3,870,000)
         Deferred Income .............................       135,000        355,000       (475,000)
         Accumulated other comprehensive income ......       (60,000)        10,000         56,000
                                                         -----------    -----------    -----------
             Net cash provided by (used in) operating
                activities ...........................     1,478,000        (72,000)        93,000
                                                         -----------    -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment ...............        (8,000)          --             --
                                                         -----------    -----------    -----------
            Net cash (used in) investing activities ..        (8,000)          --             --
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Repayment of debt .................................      (382,000)          --             --
   Proceeds from debt ................................          --             --             --
                                                         -----------    -----------    -----------
         Net cash used in  financing activities ......      (382,000)          --             --
                                                         -----------    -----------    -----------
Effect of exchange rate changes on cash ..............          --             --             --
                                                         -----------    -----------    -----------
Cash, beginning of year ..............................        50,000        122,000         29,000
                                                         -----------    -----------    -----------
Cash, end of year ....................................   $ 1,138,000    $    50,000    $   122,000
                                                         ===========    ===========    ===========

Supplemental cash flow information:

    Cash paid during the year for interest ...........   $   371,000    $      --      $      --
                                                         ===========    ===========    ===========

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.   DESCRIPTION OF BUSINESS AND OPERATIONS

     Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries
(the  "Company"),  publish  and  license  to  others  interactive  entertainment software.  The Company's  software is developed  for use on various  interactive entertainment  software  platforms,  including personal computers and video game consoles.  The Company's common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "IPLY".

GOING CONCERN

     The  accompanying  consolidated  financial  statements  have been  prepared assuming the Company will continue as a going concern, which contemplates, among other things,  the realization of assets and  satisfaction of liabilities in the normal  course of business.  The Company had net income of $5.9 million in 2007, primarily derived from one time non-recurring  events which occurred in 2007. At
December 31, 2007, the Company had a stockholders' deficit of $2.3 million and a working capital deficit of $2.3 million. The Company has historically funded its operations from licensing fees, royalty and distribution fee advances,  and will continue to exploit its existing  intellectual property rights in our videogames to provide future funding.

     In addition,  the Company  continues to seek,  external  sources of funding including,  but not  limited  to, a sale or  merger  of the  Company,  a private placement  or  public  offering  of the  Company's  capital  stock,  the sale of
selected   assets,   the  licensing  of  certain   product  rights  in  selected
territories,   selected   distribution   agreements,   and/or  other   strategic
transactions  sufficient to provide short-term funding,  and potentially achieve the Company's long-term strategic objectives.  Although the Company has had some success  in  licensing  or sales of  certain  of its  products  in the past,  no assurance can be given that the Company will do so in the future.

      The Company  expects that it will need to obtain  additional  financing or income to fund its current  operations.  However, no assurance can be given that funding  can be obtained  on  acceptable  terms,  or at all.  These  conditions, combined  with the  Company's  historical  operating  losses and its deficits in stockholders'  equity and working  capital,  raise  substantial  doubt about the
Company's ability to continue as a going concern. The accompanying  consolidated financial  statements  do not include any  adjustments  to reflect the  possible
future  effects  on  the   recoverability   and  classification  of  assets  and
liabilities that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying  consolidated financial statements include the accounts of
Interplay  Entertainment  Corp.  and its  wholly-owned  subsidiaries,  Interplay
Productions  Limited  (U.K.),  Interplay OEM, Inc.,  Games On-line and Interplay
Japan  which  is  inactive..   All   significant   inter-company   accounts  and
transactions have been eliminated.

CASH AND CASH EQUIVELENTS

The Company considers all highly liquid investments with insignificant  interest rate  risks and  original  maturities  of three  months or less from the date of purchase to be cash equivalents.  The carry amounts of cash and cash equivalents approximate their fair values.

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

INVENTORIES

     Inventories  consist of packaged  software  ready for  shipment,  including video  game  console  software.  Inventories  are  valued  at the  lower of cost
(first-in,  first-out) or market.  The Company regularly  monitors inventory for excess  or  obsolete  items  and  makes  any  valuation  corrections  when  such adjustments  are known.  Based on management's  evaluation,  the Company had not established any valuation allowance at December 31, 2007 .

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
Royalty advances were recoupable against future sales based upon the contractual royalty rate. The Company  amortized these costs of licenses,  prepaid royalties and  other  outside  production  costs to cost of  goods  sold  over six  months commencing  with the initial  shipment in each region of the related title.  The
Company  amortized these amounts at a rate based upon the actual number of units shipped with a minimum  amortization  of 75% in the first month of release and a minimum  of 5% for each of the next five  months  after  release.  This  minimum amortization rate reflected the Company's typical product life cycle. Management evaluates the future  realization of such costs quarterly and charges to cost of goods sold any amounts  that  management  deems  unlikely  to be fully  realized through  future  sales.  Such costs were  classified  as current and  noncurrent assets  based  upon  estimated  product  release  dates.  There  were no prepaid licenses and royalties at December 31, 2007.

SOFTWARE DEVELOPMENT COSTS

     SOFTWARE  DEVELOPMENT  COSTS.  Software  development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

     We account for software  development  costs in accordance with Statement of
Financial  Accounting  Standard  ("SFAS") No. 86,  "Accounting  for the Costs of
Computer  Software  to  Be  Sold,  Leased,  or  Otherwise   Marketed."  Software
development  costs  are  capitalized  once the  technological  feasibility  of a product  is  established  and  such  costs  are  determined  to be  recoverable.
Technological  feasibility  of  a  product  encompasses  both  technical  design
documentation  and  game  design   documentation.   For  products  where  proven
technology exists, this may occur early in the development cycle.  Technological feasibility  is evaluated on a  product-by-product  basis.  Prior to a product's release,  we  expense,  as part of  "cost of sales  --  software  royalties  and
amortization,"   capitalized   costs  when  we  believe  such  amounts  are  not
recoverable.  Capitalized  costs  for  those  products  that  are  cancelled  or
abandoned  are  charged  to  product   development  expense  in  the  period  of
cancellation.  Amounts related to software development which are not capitalized are charged immediately to product  development  expense. We evaluate the future recoverability of capitalized  amounts on a quarterly basis. The  recoverability of capitalized  software  development  costs is evaluated  based on the expected performance of the specific  products for which the costs relate.  Criteria used to evaluate  expected product  performance  include:  historical  performance of comparable products using comparable technology; orders for the product prior to its  release;  and  estimated  performance  of a  sequel  product  based  on the performance of the product on which the sequel is based.

     Commencing upon product release, capitalized software development costs are amortized to "cost of sales -- software royalties and amortization" based on the ratio of current revenues to total projected revenues, generally resulting in an amortization  period of six months or less. For products that have been released in prior periods,  we evaluate the future  recoverability of capitalized amounts on  a  quarterly  basis.  The  primary  evaluation  criterion  is  actual  title performance.

     Significant   management  judgments  and  estimates  are  utilized  in  the assessment of when technological  feasibility is established,  as well as in the ongoing assessment of the recoverability of capitalized costs. In evaluating the
recoverability  of  capitalized   costs,  the  assessment  of  expected  product
performance  utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised  forecasted  or actual  product  sales are less than and/or  revised  forecasted  or  actual  costs  are  greater  than the  original forecasted  amounts  utilized in the initial  recoverability  analysis,  the net realizable  value may be lower than  originally  estimated in any given quarter, which could result in an impairment charge.

     Research  and  development  costs,  which  consisted  primarily of software development  costs,  are expensed as incurred.  Financial  accounting  Standards
Board  ("FASB")The  Company has not capitalized any software  development  costs since  2003  on  internal  development  projects,  as the  eligible  costs  were determined to be insignificant.

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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and  identifiable  intangible  assets that have indefinite  useful lives  are  not be  amortized  but  rather  be  tested  at  least  annually  for impairment,  and identifiable intangible assets that have finite useful lives be amortized  over their useful lives.  At December 31, 2007 and 2006,  the Company had no goodwill or intangible assets subject to amortization.

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
Such allowances are based upon management's evaluation of historical experience, current industry trends and estimated costs. Management of the Company estimated that no allowances  were  necessary at December 31, 2007 and 2006. The amount of allowances ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

     Customer  support  provided by the Company is limited to internet  support.
These costs are not significant and are charged to expenses as incurred.

     The  Company  also  engages  in the sale of  licensing  rights  on  certain products.  The terms of the licensing  rights differ,  but normally  include the right to develop and distribute a product on a specific video game platform. For these  activities,  revenue is recognized when the rights have been  transferred and no other  obligations  exist. The Company has entered into various licensing agreements  during 2007 under which it licensed others to exploit games to which the Company had intellectual property rights.

REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLE

     During the year ended  December  31,  2007,  2006 and 205 the  Company  has reversed certain accruals and accounts  payables of approximately  $1.4 million,
$4.5  million  and $2.6  million  respectively.  It is the  Company's  policy to reverse  outstanding  accruals and accounts  payables that have been outstanding for over 3 years and no effort has been made by the vendor or claimant  for that period of time to collect the outstanding balances.

ADVANCES FROM DISTRIBUTORS

     Deferred  income is recognized when contracts with  distributors  expire or are terminated.

ADVERTISING COSTS

     The Company generally  expenses  advertising costs as incurred,  except for production  costs  associated with media campaigns that are deferred and charged to expense at the first run of the  advertising.  Cooperative  advertising  with distributors  and retailers is accrued when revenue is  recognized.  Cooperative advertising  credits  are  reimbursed  when  qualifying  claims  are  submitted.
Advertising  costs  approximated  $245,000,  $509,000 and $312,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

FOREIGN CURRENCY

     The  Company  follows  the  principles  of SFAS No. 52,  "Foreign  Currency
Translation,"  using the local  currency of its  operating  subsidiaries  as the functional currency.  Accordingly, all assets and liabilities outside the United
States are translated into U.S. dollars at the rate of exchange in effect at the balance  sheet date.  Income and expense  items are  translated  at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign  subsidiaries'  financial statements are included in the accompanying  consolidated  financial  statements as a component of other
comprehensive   loss.   Gains  and  Losses   resulting  from  foreign   currency
transactions amounted to a $60,000 loss, $9,000 loss and $56,000 loss during the years ended December 31, 2007, 2006 and 2005,  respectively,  and is included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss)  attributable to common  stockholders  by the weighted  average number of common  shares  outstanding.  Diluted  net income  (loss)  per  common  share is computed by dividing income (loss)  attributable  to common  stockholders by the weighted  average  number of common  shares  outstanding  plus the effect of any convertible  debt,  dilutive stock options and common stock warrants if any. For the years ended December 31, 2006 and 2005, all options and warrants outstanding to purchase  common stock were excluded from the earnings per share  computation as the exercise  price was greater  than the average  market price of the common shares.  For the year ended December 31, 2007 certain  warrants and options were dilutive and were included in diluted net income per share.

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

COST OF SOFTWARE REVENUE

     Cost of software  revenue  primarily  reflects the manufacture  expense and royalties to third party  developers,  which are recognized upon delivery of the product.  Cost of support  incl4udes (i) sales  commissions and salaries paid to employees  who  provide  support to clients  and (ii) fees paid to  consultants, which are  recognized  as the  services are  performed.  Sales  commissions  are expensed as incurred.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive  income  (loss) of the  Company  includes  net income  (loss)
adjusted for the change in foreign  currency  translation  adjustments.  The net effect of income taxes on comprehensive income (loss) is immaterial.

STOCK-BASED COMPENSATION

      The Company follows the principal of SFS No. 123(R), "SHARE-BASED PAYMENT"
("SFAS 123R"),  which requires the  measurement  and recognition of compensation cost at fair value for all  share-based  payments,  including  stock options and
restricted  stock  awards.   The  Company  utilized  the  modified   prospective
transition method and, as a result,  did not  retroactively  adjust results from prior  periods.  Under  this  transition  method,  stock-based  compensation  is recognized for: (1) expense related to the remaining  non-vested  portion of all stock awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, ACCOUNTING
FOR STOCK-BASED COMPENSATION ("SFAS 123") and the same straight-line attribution method  used to  determine  the pro forma  disclosures  under SFAS 123;  and (2)
expense related to all stock awards granted on or subsequent to January 1, 2006, based on the grant date fair value  estimated in accordance  with the provisions of SFAS 123R.

     At December 31, 2007, the Company has one stock-based employee compensation
plan,  which  is  described  more  fully  in  Note  10.   Stock-based   employee
compensation cost approximated $12,000,  $40,000, $0 was reflected in net income for the years ended December 31, 2007, 2006 and 2005, respectively.  Stock-based employee compensation:

                                                                         YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     2007         2006         2005
                                                                  ----------   ----------   ----------
                                                                    (Dollars in thousands, except per
                                                                             share amounts)
Net income (loss) available to common stockholders, as reported   $    5,856   $    3,079   $    5,928
Pro forma estimated fair value compensation expense ...........         --           --           --
                                                                  ----------   ----------   ----------
Pro forma net income (loss) available to common stockholders ..   $    5,856   $    3,079   $    5,928
                                                                  ==========   ==========   ==========
Basic net income (loss) per common share as reported ..........   $     .059        0.030   $     0.06
Diluted net income (loss) per common share as reported ........   $     .057   $    0.028   $     0.06
Basic pro forma net income (loss) per common share ............   $     .059   $    0.030   $     0.06
Diluted pro forma net income (loss) per common share ..........   $     .057   $    0.028   $     0.06

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued  Statement No. 159, THE FAIR VALUE OPTION
FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB
STATEMENT NO. 115 ("SFAS No. 159").  SFAS No. 159 permits  entities to choose to measure many  financial  instruments  and certain other items at fair value that are not currently required to be measured at fair value.  Subsequent  unrealized gains and losses on items for which the fair value  option has been elected will be  reported in  earnings.  The  provisions  of SFAS No. 159 are  effective  for financial  statements issued for fiscal years beginning after November 15, 2007.
We are  evaluating  if we will adopt SFAS No. 159 and what  impact the  adoption will have on our Consolidated Financial Statements if we adopt.

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

3.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                           ------------------
                                                            2007        2006
                                                           ------      ------
                                                          (Dollars in thousands)
Computers and equipment ..............................     $    9      $   14
Furniture and fixtures ...............................          8           8
Leasehold improvements ...............................       --          --
                                                           ------      ------
                                                               17          22
Less:  Accumulated depreciation and amortization .....         (7)        (19)
                                                           ------      ------
      Net Equipment ..................................     $   10      $    3
                                                           ======      ======

     For the years ended December 31, 2007, 2006 and 2005, the Company  incurred
depreciation   and  amortization   expense  of  $2,000,   $4,000  and  $100,000,
respectively.  During the years ended  December  31,  2007,  2006 and 2005,  the
Company  disposed of fully  depreciated  equipment  having an  original  cost of
$14,000, $0 and $1.4 million, respectively.

4.   NOTE PAYABLE

         The Company  issued on October 2, 2006 to the  following  officers  and directors,  Herve Caen,  Eric Caen and Michel Welter,  conditional  demand notes
(such  notes to be  exercisable  only if the  tangible  net worth of the company exceeds  $1  million  or in a case of  change  in  control)  bearing a 5% annual interest  rate.  The  conditional  demand  notes were  issued for the earned but unpaid director's fees to Herve Caen for $50,000,  to Eric Caen for $50,000,  to
Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000 totaling $685,000. Interest accrued on the demand notes as of
December 31, 2007 was $44,000.

     The Company issued to Atari  Interactive,  Inc. ("Atari") a Promissory Note
bearing no interest,  due December 31,  2006,  in the  principal  amount of $2.0 million in connection  with Atari  entering into tri-party  agreements  with the
Company and its then main  distributors,  Vivendi and Avalon.  On March 28, 2007 both parties  agreed to extend the option  period of the  promissory  note until
March 31, 2008, and the note is now  delinquent.  The Company is in dispute with
Atari and believes it may have various claims that may offset some or all of the balance  owned to Atari.  The note was  issued  in  payment  of all  outstanding accrued royalties due Atari under the Dungeons & Dragons license agreement which license was  terminated  by Atari on April 23, 2004.  At December 31, 2007,  the
balance owed to Atari, is $1.045 million as a result of payments made by Vivendi and Avalon on the Company's behalf to Atari.

5.   ADVANCES FROM DISTRIBUTORS WHICH ARE CONSIDERED DEFERRED INCOME

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2007           2006
                                                         --------       --------
                                                         (Dollars in thousands)

Advances for future distribution rights ..........       $595,000       $460,000
                                                         ========       ========

6.  INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                           YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                 2007               2006                2005
                             -----------        -----------         -----------
                                          (Dollars in thousands)
Domestic ............        $ 5,640,000        $ 3,624,000         $ 6,554,000

Foreign .............            216,000           (550,000)           (626,000)
                             -----------        -----------         -----------
Total ...............        $ 5,856,000        $ 3,074,000         $ 5,928,000
                             ===========        ===========         ===========

     The provision for income taxes is comprised of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   2007        2006        2005
                                                  ------      ------      ------
                                                      (Dollars in thousands)
Current:
   Federal .................................      $ --        $ --        $ --
   State ...................................        --          --          --
   Foreign .................................        --          --          --
                                                  ------      ------      ------
Deferred:
   Federal .................................        --          --          --
   State ...................................        --          --          --
                                                  ------      ------      ------
                                                  $ --        $ --        $ --
                                                  ======      ======      ======

     The Company files a  consolidated  U.S.  Federal  income tax return,  which includes all of its domestic operations.  The Company files separate tax returns for each of its foreign  subsidiaries in the countries in which they reside. The
Company's  available net  operating  loss ("NOL")  carryforward  for Federal tax reporting purposes  approximates $135 million and expires through the year 2027.
The Company's NOL for California  State tax reporting  purposes  approximate $36 million and expires  through the year 2017.  The  utilization of the federal and state net operating losses may be limited by Internal Revenue Code.

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                   2007       2006       2005
                                                  ------     ------     ------

Statutory Federal income tax rate .............     34.0%      34.0%      34.0%
State income tax effect, net of
   federal benefits ...........................      5.8        5.8        5.8
   Valuation allowance ........................    (39.8)     (39.5)     (39.5)
   Tax rate differentiation of
      foreign earnings ........................     --         --         --
   Other ......................................     --         --         --
                                                  ------     ------     ------
                                                    -- %       -- %       -- %
                                                  ======     ======     ======

     The components of the Company's net deferred  income tax asset  (liability)
are as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2007          2006
                                                       ----------    ----------
                                                        (Dollars in thousands)
Current deferred tax asset (liability):
     Prepaid royalties .............................   $     --      $      183
     Deferred Royalties ............................   $     (237)         --
     Accrued expenses ..............................           (8)          (31)
     Foreign loss and credit carryforward ..........        2,875         2,954
     Federal and state net operating losses ........       53,648        54,994
     Other .........................................         --            --
                                                       ----------    ----------
                                                           56,278        58,100
                                                       ----------    ----------
Non-current deferred tax asset (liability):
     Depreciation expense ..........................         --            --
     Nondeductible reserves ........................         --            --
                                                       ----------    ----------
                                                             --            --
                                                       ----------    ----------
Net deferred tax asset before
     valuation allowance ...........................       56,278        58,100
Valuation allowance ................................       56,278       (58,100)
                                                       ----------    ----------
Net deferred tax asset .............................   $     --      $     --
                                                       ==========    ==========

     The Company maintains a valuation allowance against its deferred tax assets
due  to  the  uncertainty   regarding  future  realization.   In  assessing  the
realizability  of its deferred tax assets,  management  considers  the scheduled reversal of deferred tax liabilities,  projected future taxable income,  and tax planning  strategies.  The valuation  allowance on deferred tax assets decreased
$1.8 million during the year ending  December 31, 2007 and increased $.4 million during the year ending December 31, 2006.

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

     The  minimum  annual  net  rentals  for 2008 and 2009 are  $41,000  and $0, respectively.

     Total net rent expense was $ 83,000 net,  $77,000 and $40,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

LITIGATION

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

8.  STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of
$0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors  determine.  As of December 31, 2007, there were no shares of preferred stock outstanding.

     In August 2001, the former majority shareholder converted 336,070 shares of
Series A Preferred  Stock it  purchased in April 2000 into  6,679,306  shares of
Common Stock. This conversion did not include accumulated  dividends of $740,000 on the Preferred Stock,  these were  reclassified as an accrued  liability since
Titus had elected to receive the  dividends in cash.  In March 2002,  the former majority  shareholder  converted  its  remaining  383,354  shares  of  Series  A
Preferred Stock into 47,492,162  shares of Common Stock. In connection with sale of  Preferred  Stock  with the  former  majority  shareholder  in April 2000 the
Company  issued a warrant to purchase  350,000  shares of the  Company's  common stock at $3.79 per share and another warrant to the former majority  shareholder to purchase 50,000 shares of the Company's common stock at $3.79 per share. Both warrants expire in April 2010.

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

     The aggregate amount charged against income was approximately $12,000.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common  stock  reserved  for future  issuance  at  December  31, 2007 is as follows:

Stock option plans:
       Outstanding ........................................            1,410,000
       Available for future grants ........................            8,590,000
                                                                      ----------
                                                                      10,000,000

Warrants ..................................................            7,330,298
                                                                      ----------
Total .....................................................           17,330,298
                                                                      ==========
TREASURY STOCK

     In December 2005,  NBC Universal  returned  their  4,658,216  shares of the
Company's  common stock at no cost to the Company.  The Company  included  these shares as treasury stock in 2007 and 2006.

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

                                                                               YEARS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                             2007       2006       2005
                                                                           --------   --------   --------
                                                                            (Amounts in thousands, except
                                                                                 per share amounts)

Net income (loss) available to common stockholders .....................   $  5,856   $  3,079   $  5,928

   Interest related to conversion of secured convertible promissory note       --         --         --
                                                                           --------   --------   --------
   Dilutive net income (loss) available to common stockholders .........   $  5,856   $  3,079   $  5,928
                                                                           --------   --------   --------
Shares used to compute net income (loss) per common share:

   Weighted-average common shares ......................................     99,197     95,030     93,856

   Dilutive stock equivalents ..........................................      2,831      2,090       --
                                                                           --------   --------   --------
   Dilutive potential common shares ....................................    102,028     97,120     93,856
                                                                           ========   ========   ========
Net income (loss) per common share:

   Basic ...............................................................   $  0.059   $  0.032   $   0.06

   Diluted .............................................................   $  0.057   $  0.032   $   0.06

     There were options and warrants outstanding to purchase 8,740,298 shares of common  stock at December 31, 2007,  which were  excluded  from the earnings per common  share  computation  as the  exercise  price was greater than the average market price of the common shares.

     The weighted average exercise price at December 31, 2007, 2006 and 2005 was
$.38, $.38 and $1.84, respectively, for the options and warrants outstanding. No dilution  effect for options and  warrants  has been made for 2005 as the market price of the common  stock did not exceed the  exercise  price of the options or warrants.  The dilution effect for the year ended December 31,2007 was (378,000)
common shares related to warrants issued to officer and directors.

                                                     YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------
                                     2007                      2006                      2005
                           -----------------------   ------------------------   -----------------------
                                         WEIGHTED                   WEIGHTED                  WEIGHTED
                                         AVERAGE                    AVERAGE                   AVERAGE
                                         EXERCISE                   EXERCISE                  EXERCISE
                             SHARES       PRICE       SHARES         PRICE       SHARES        PRICE
                           ----------   ----------   ----------    ----------   ----------   ----------
Warrants outstanding at
   beginning of year ...    7,330,000   $     0.38    9,587,068    $     1.84    9,587,068   $     1.84
   Granted .............         --           --      6,370,000        0.0279         --           --
   Exercised ...........         --           --           --            --           --           --
   Canceled ............         --           --     (8,626,770)         --           --           --
                           ----------                ----------                 ----------
   Warrants outstanding
      and exercisable at
      end of year ......    7,330,298   $     0.38    7,330,298    $     0.38    9,587,068   $     1.84
                           ==========                ==========                 ==========

     A detail of the warrants  outstanding  and  exercisable  as of December 31,
2007 is as follows:

                                  WARRANTS OUTSTANDING AND EXERCISABLE
                           -----------------------------------------------------
                                                                       WEIGHTED
                                                  WEIGHTED AVERAGE     AVERAGE
  RANGE OF EXERCISE                                  REMAINING         EXERCISE
        PRICES             NUMBER OUTSTANDING      CONTRACT LIFE         PRICE
-----------------------    ------------------     ----------------    ----------
     $1.75 -  $1.75                   500,000             3.33            1.75
     $3.79 -  $3.79                   460,298             3.29            3.79
    $.0279 -  $.0279                6,370,000             8.75          $.0279

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

                                                     YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------
                                     2007                      2006                      2005
                           -----------------------   ------------------------   -----------------------
                                         WEIGHTED                   WEIGHTED                  WEIGHTED
                                         AVERAGE                    AVERAGE                   AVERAGE
                                         EXERCISE                   EXERCISE                  EXERCISE
                             SHARES       PRICE        SHARES        PRICE        SHARES       PRICE
                           ----------   ----------   ----------    ----------   ----------   ----------
Options outstanding at
   beginning of year ...    2,660,000   $     0.05       70,000    $     0.30      211,150   $     2.02
   Granted .............         --           --      2,590,000         0.045         --           --
   Exercised ...........         --           --           --            --           --           --
   Canceled ............   (1,250,000)       0.045         --            --       (141,150)        2.02
                           ----------                ----------                 ----------
Options outstanding at
   end of year .........    1,410,000   $    0.045    2,660,000    $     0.05       70,000   $     0.30
                           ==========                ==========                 ==========
   Options exercisable .    1,460,000                 2,640,000                    50,000
                           ==========                ==========                 ==========

     Black Scholes  Single  Option  approach was used to estimate the fair value information  presented utilizing ratable  amortization.  There were 0, 2,590,000 and 0 options granted in 2007, 2006 and 2005, respectively.

     A detail of the options outstanding and exercisable as of December 31, 2007 is as follows:

                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        -------------------------------------------    ---------------------------
                                          WEIGHTED       WEIGHTED                       WEIGHTED
                                          AVERAGE        AVERAGE                        AVERAGE
  RANGE OF EXERCISE        NUMBER        REMAINING       EXERCISE        NUMBER         EXERCISE
       PRICES           OUTSTANDING    CONTRACT LIFE       PRICE       OUTSTANDING        PRICE
-------------------     -----------    -------------    -----------    -----------     -----------
$ 0.045  -   $ 0.68       1,140,000          7.75          $ 0.045       1,190,002      $ 0.045
                        -----------    -------------    -----------    -----------     -----------
$ 0.045  -   $ 0.68       1,140,000          7.75          $ 0.045       1,190,002      $ 0.045
                        ===========    =============    ===========    ===========     ===========

PROFIT SHARING 401(K) PLAN

     In 2003,  the  employee  stock  purchase  plan was  terminated.  The Profit
Sharing 401(k) plan during 2007 had  distributed all assets in the plan and will file their final pension plan returns during 2007.

ACTIVITIES WITH RELATED PARTIES

     It is the  Company's  policy  that  related  party  transactions  shall  be reviewed and approved by a majority of the Company's  disinterested directors or its Independent Committee.

11.  CONCENTRATION OF CREDIT RISK

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

12.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal  business  segment,  which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                         YEARS ENDED DECEMBER 31,
                   ----------------------------------------------------------------------
                           2007                    2006                    2005
                   --------------------    --------------------    ----------------------
                    AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT       PERCENT
                   --------    --------    --------    --------    --------      --------
                  (Dollars in thousands)  (Dollars in thousands)   (Dollars in thousands)

North America ..   $  5,755          96%   $    203          21%   $  2,885(1)         40%
Europe .........        246           4         471          49       1,779(1)         25
Rest of World ..       --          --           161          17       2,277(1)         32
OEM, royalty and
   licensing ...       --          --           132          13         217             3
                   --------    --------    --------    --------    --------      --------
                   $  6,001         100%   $    967         100%   $  7,158           100%
                   ========    ========    ========    ========    ========      ========

(1)  Included in the net revenues by geographic regions is the sale of "Fallout"
     in the amount of $5,750,000.

(2)  Included  in net  revenue by  geographic  regions  are the  recognition  of deferred revenue on contracts  expiring as follows:
     North  America - $2,071  million  Europe  $363,000 Rest of the World $2,138 million.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follows:

                                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------   ------------   ------------
                                                    (Dollars in thousands, except per share amounts)
Year ended December 31, 2007:
Net revenues .............................   $         79    $      5,812   $         47   $         63
                                             ============    ============   ============   ============
Gross profit .............................   $         75    $      5,810   $         32   $         76
                                             ============    ============   ============   ============
Net income (loss) ........................   $        229    $      5,467   $        497   $       (337)
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $       0.00    $      0.055   $       0.00   $      (0.00)
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $       0.00    $      0.055   $       0.00   $      (0.00)
                                             ============    ============   ============   ============

Year ended December 31, 2006:
Net revenues .............................   $        106    $        239   $        335   $        287
                                             ============    ============   ============   ============
Gross profit .............................   $        100    $         93   $        330   $        277
                                             ============    ============   ============   ============
Net income (loss) ........................   $       (529)   $      2,060   $      1,633   $        (85)
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $     (0.006)   $       0.02   $       0.02   $     (0.001)
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $     (0.006)   $       0.02   $       0.02   $     (0.001)
                                             ============    ============   ============   ============

14.  INVOLUNTARY BANKRUPTCY

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

     The litigation  with Bioware Corp. was finally  settled in March 2008, when
$200,000 held in escrow subsequent to our bankruptcy proceedings dismissal order was paid to Bioware Corp.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                 TRADE RECEIVABLES ALLOWANCE
                               ----------------------------------------------------------
                                               PROVISIONS
                                 BALANCE AT    FOR RETURNS                    BALANCE AT
                                 BEGINNING         AND         RETURNS AND      END OF
          PERIOD                 OF PERIOD      DISCOUNTS       DISCOUNTS       PERIOD
----------------------------   ------------   ------------    ------------   ------------

Year ended December 31, 2005   $      2,406   $       (216)   $       --     $      2,190
                               ============   ============    ============   ============

Year ended December 31, 2006   $      2,190   $     (2,173)   $       --     $         17
                               ============   ============    ============   ============

Year ended December 31, 2007   $         17   $         20    $       --     $         37
                               ============   ============    ============   ============

                                       S-1