Form 10-K/A
period 2007-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2008-04-29
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 03, 2007


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

                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X ].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated  filer [_]                       Accelerated  filer        [_]
Non- accelerated filer   [x]                       Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x].

As of June 29, 2007, the aggregate market value of voting common stock held by non-affiliates was approximately $7,000,000 based upon the closing price of the Common Stock on that date.

Documents incorporated by reference

None

As of March 31, 2008, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                 INTERPLAY ENTERTAINMENT CORP. ON APRIL 3, 2008

         The following Items comprising Part II Item 9B and Part III were omitted from the Annual Report on Form 10-K filed by Interplay Entertainment Corp. (which we will refer to as "we," "us," or "our" in this Amendment) on April 3, 2008 (the "Form 10-K"), as permitted by rules and regulations promulgated by the U.S. Securities Exchange Commission (the "SEC"). Part II Item 9B and Part III of that Form 10-K is hereby amended and restated to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

                                     PART II

ITEM 9B. OTHER INFORMATION

         In accordance with resolutions of the Board of Directors of the Company on October 2, 2006 the base salary of Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, which had been reduced to $250,000 per year through September, 2007, reverted to $460,000 per year as of October 1, 2007.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SUMMARY  INFORMATION  CONCERNING  DIRECTORS,   EXECUTIVE  OFFICERS  AND  CERTAIN
SIGNIFICANT EMPLOYEES

         The following table sets forth certain information regarding our directors and executive officers and their ages as of May 10, 2007:

Directors                   Age    Present Position
-----------------------     ---    ---------------------------------------------
Herve Caen ............     46     Chairman of the Board of Directors, Chief
                                   Executive Officer and Interim Chief Financial
                                   Officer
Eric Caen .............     42     Director
Michel Welter (1)(2)(3)     49     Director

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

BACKGROUND INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         Herve Caen has been our Chief Executive Officer and Interim Chief Financial Officer since 2002. Mr. Caen has served as Chairman of our Board of Directors since 2001. Mr. Caen joined us as President and Director in 1999. Mr. Caen served as Chairman of the Board of Directors of Titus Interactive S.A., an interactive entertainment software company (placed in involuntary bankruptcy in January 2005 and previously the parent of the Company) between 1991 and 2005. Mr. Caen also held various executive positions within the Titus group between 1985 and 2005.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules and regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, except for Financial Planning and Development S.A. with respect to its holding of 56.3% of the Company's Common Stock.

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

COMPENSATION COMMITTEE REPORT

         The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A relating to 2007.

The Compensation Committee

Michel Welter

COMPENSATION DISCUSSION AND ANALYSIS

         The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officer of Interplay identified in the Summary Compensation Table (our "Named Executive Officer"). The Compensation Committee of the Board of Directors (the "Committee") makes all decisions for the total direct compensation -- that is, the base salary, annual bonus, long-term equity compensation and perquisites -- of our officers, including the Named Executive Officer.

OUR BUSINESS ENVIRONMENT

         Our  Mission.   We  are  a  publisher   and  licensor  of   interactive
entertainment software for both core gamers and the mass market. We are most widely known for our titles in the action/arcade, adventure/role playing game
(RPG), and strategy/puzzle categories. We have produced and licensed titles for many of the most popular interactive entertainment software platforms. We seek to publish or license out interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published or licensed many such successful franchise titles to date. We are committed to developing and delivering quality game experience for gamers around the world! As to our officers and employees, our mission is to create an environment that is open, honest and entrepreneurial, where each is challenged to reach his or her full potential.

         Our Values. Each of our employees is required to promote honest and ethical conduct both within our organization and in our relations with customers or business partners.

COMPENSATION PROGRAM OBJECTIVES AND REWARDS

         Compensation  Philosophy.   In  determining  the  compensation  for  an
executive officer, we have the following objectives:

         o To attract and retain officers by maintaining competitive compensation packages;

         o        To  motivate   officers  to  achieve  and  maintain   superior
                  performance levels;

         o To achieve a lean and flexible business model by rewarding executives who are versatile and capable across multiple business functions; and

         o To support overall business objectives designed to increase returns to our stockholders.

         We measure the success of our compensation programs by the following:

         o The overall performance of our business and the engagement of our officers in improving performance;

         o        Our ability to attract and retain key talent; and

         o The perception of employees that dedication, skill and focus on success of the enterprise will be rewarded.

         We generally seek to pay officers total compensation competitive with that paid to officers of other companies of similar size in our industry.

         All of the compensation and benefits for our officers serve the primary purpose of attracting, retaining and motivating the highly talented individuals who perform the work necessary for us to succeed in our mission while upholding our values in a highly competitive marketplace. Beyond that, we design different elements of compensation to promote individually tailored goals.

PERFORMANCE AGAINST OBJECTIVES

         A substantial percentage of officer compensation, including for the Named Executive Officer, depends on the officer's achievement of individual objectives. We generally establishes these objectives early in the fiscal year. The Committee confers with the CEO to establish his objectives, and the Committee also measures performance against objectives. For other officers, the CEO confers with the executive then submits proposed objectives to the Committee. In designing objectives, the Committee and the CEO seek to fulfill our strategic plan while promoting the individual's professional development. Objectives may include financial objectives, such as sales targets or cost reduction, as well as qualitative factors such as leadership, management development, and the quality of execution of business strategies that drive the growth of our business. As soon as practicable after the end of the year, supervisors measure performance against objectives. For officers, the CEO conducts this evaluation and reports to the Committee.

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

         In October 2006 the Company reduced the base salary of Herve Caen, our CEO and interim CFO, from $460,000 to $250,000 through September, 2007 and as of October 1, 2007 his salary reverted to $460,000 per year.

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

         Bonuses to Named Executive Officer. Annual bonuses for executives and other key employees are tied directly to the Company's financial performance as well as individual performance. The purpose of annual cash bonuses is to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. If certain objective and subjective performance goals are not met, annual bonuses are reduced or not paid. No bonus was paid to any employee in fiscal year 2007, including the Named Executive Officer.

         Equity Compensation. The Committee believes that long-term equity incentive awards serve to align the interests of the officers with the interests of our stockholders. In 2006 we made awards of warrants and options to the Named Executive Officer and our other board members as part of restructuring of certain compensatory arrangements. Although we made no further awards during 2007, we do intend in the future to make awards under our stock plan for employees, officers and directors, our 1997 Plan.

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

         No Stock options were granted to our officers in 2007. The Compensation Committee continues to review the desirability of issuing stock options to our officers in any given fiscal year to provide incentives in connection with our corporate objectives. Stock options become valuable if the price of our common stock rises after we grant the options. The Committee sets the exercise price of a stock option on the date of grant at fair market value, which is generally the closing price of our common stock on the over-the-counter market bulletin board on that date. Under the 1997 Plan, we may not grant stock options having an exercise price below fair market value of our common stock on the date of grant. To encourage retention by providing a long-term incentive, the ability to exercise an option may vest over a period of three or five years. We do not backdate options or grant options retroactively.

         Awards in 2007. During fiscal year 2007, the Board of Directors granted no options or warrants to officers or directors, including the Named Executive Officer.

         Change in Control Arrangements. All of the warrants and options held by the Named Executive Officer have already vested.

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

                              SUMMARY COMPENSATION

         The following table summarizes the compensation of the Named Executive Officer for the fiscal year ended December 31, 2007. The Named Executive Officer is the Chief Executive Officer and Interim Chief Financial Officer. There are no other executive officers of the Company.

Name and                                                                                  All Other
Principal                                                    Stock          Option      Compensation
Position         Year         Salary($)       Bonus($)      Awards($)      Awards($)         ($)         Total($)
             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Herve Caen   2007(1)(2)(3)       565,000           --             --             --            5,000        570,000

Herve Caen   2006(1)(4)(5)       407,500           --             --             --           15,000        422,500

Chief Executive Officer and
Interim Chief Financial
Officer

(1) In October 2006, our Compensation Committee approved a reduction in Mr. Caen's annual base salary from $460,000 as Chief Executive Officer and Interim Chief Financial Officer to $250,000 per annum through September, 2007. Mr Caen's annual base salary reverted to $460,000 as of October 1, 2007. Mr. Caen received warrants and options as part of restructuring his compensatory arrangements in 2006 (see outstanding equity awards information below).

(2)      Of $565,000 paid during 2007,  $302,000 was paid as compensation earned
         in  2007,  and  $180,000  and  $83,0000  were  paid   respectively   as
         compensation earned but previously unpaid in 2006 and 2005.

(3)      $5,000 was accrued as director's fees but was not paid.

(4) Of $407,500 accrued during 2006, only $249,167 was paid during 2006 to Mr. Caen.

(5)      $15,000 was accrued during 2006 as director's fees but was not paid.


                           GRANTS OF PLAN BASED AWARDS
                              FOR FISCAL YEAR ENDED
                                DECEMBER 31, 2007

      The following table provides information on stock options and warrants granted in 2007 to our Named Executive Officer. By providing the Grant Date Fair Value of Awards in the table we do not imply any assurance that such values will ever be realized.

                                                     All Other
                                  All Other          Option and
                                Stock Awards:      Warrant Awards:     Exercise or
                                  Number of          Number of        Base Price of                         Grant Date
                                  Shares of          Securities        Option and           Closing         Fair Value
         Grant     Approval       Stock or           Underlying       Warrant Awards        Price on        Of Awards
Name     Date        Date         Units(#)           Options(#)           ($/Sh)         Grant Date($/Sh)     ($(1)
         -----------------------------------------------------------------------------------------------------------
--         --         --              --                --                  --                  --              --

(1)

(1)      No Awards were made in fiscal year 2007.

                            OUTSTANDING EQUITY AWARDS
                               AT FISCAL YEAR-END
                                DECEMBER 31, 2007

         The following table shows the number of shares covered by exercisable and unexercisable options and warrants held by our Named Executive Officer on December 31, 2007. No other equity awards have been made to our Named Executive Officer.

                      Number of      Number of
                     Securities     Securities
                     Underlying     Underlying
                     Unexercised    Unexercised      Option or     Option or
                      Options or     Options or       Warrant       Warrant
                      Warrants        Warrants       Exercise     Expiration
                     Exercisable    Unexercisable     Price($)       Date
                     ------------   ------------   ------------   ------------
Herve Caen .......      6,120,000    --(1)(2)(3)          .0279    10/02/2016

(1)      100% of the securities vested on October 2, 2006.

(2) Pricing was determined over an average closing price over ten days subsequent to the resolution authorizing the issuance of the options and warrants to the Named Executive Officer.

(3) The 6,100,000 warrants were issued to the officer to reduce his compensation and to convert a portion of his unpaid compensation into a conditional demand note. The 20,000 options were granted as directors' fees.


                     OPTION EXERCISES AND STOCK VESTED AS OF
                        FISCAL YEAR-END DECEMBER 31, 2007

         The table below shows the number of shares of our common stock acquired by the Named Executive Officer during 2007 on the exercise of options and warrants. No stock awards to the Named Executive Officer vested in 2007.

                                                  Option Awards
                                  -------------------------------------------
                                    Number of Shares       Value Realized
                                  Acquired on Exercise       on Exercise
Name                                       (#)                   ($)
                                  --------------------   --------------------

Herve Caen ....................                      0                      0

                           2007 DIRECTOR COMPENSATION

         The chart below summarizes remuneration paid to non-employee directors during 2007 in the form of cash or stock option awards or warrants. The value shown for stock options or warrants is the dollar amount we recognized for financial statement reporting purposes in 2007 in accordance with FAS 123R.

                   Fees Earned or    Warrants or       All Other
                    Paid in Cash    Option Awards     Compensation        Total
Name                    ($)              ($)              ($)              ($)
                   --------------   --------------   --------------   --------------

Eric Caen ........          5,000             --               --              5,000
Michel Welter (1).          8,750             --               --              8,750

(1) Included in the fees earned by Michel Welter is compensation for his services on the Audit, Compensation and Independent Committees.


EMPLOYMENT AGREEMENTS

         Mr. Herve Caen currently serves as our Chief Executive Officer and interim Chief Financial Officer. We previously entered into an employment agreement with Mr. Herve Caen for a term of three years through November 2002, pursuant to which he currently serves as our Chairman of the Board of Directors and Chief Executive Officer. The employment agreement provided for an annual base salary of $250,000 (subsequently increased to $460,000), with such annual raises as may be approved by the Board of Directors, plus annual bonuses at the discretion of the Board of Directors. In October 2006 the Company reduced the base salary of Mr. Caen from $460,000 to $250,000 and as of October 1, 2007 his salary reverted to $460,000 per year. Mr. Caen is also entitled to participate in the incentive compensation and other employee benefit plans established by us from time to time

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee currently consists of Michel Welter. During 2007 and 2006, decisions regarding executive compensation were made by our Compensation Committee. Neither the current member of our Compensation Committee nor any of our executive officer or directors had a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

         WHENEVER WE USE A GENERAL STATEMENT TO INCORPORATE THIS 10-K/A BY REFERENCE INTO ANOTHER OF OUR DOCUMENTS FILED WITH THE SEC, THE FOLLOWING TABLE IS EXCLUDED. THE FOLLOWING TABLE WILL NOT BE DEEMED FILED UNDER THE SECURITIES ACT OR THE EXCHANGE ACT UNLESS WE EXPLICITLY INCORPORATE IT BY REFERENCE IN SUCH A FILING.

         The following table summarizes information about the options and other equity compensation under our equity plans as of the close of business on December 31, 2007.

                                                                                          Number of Securities
                                                                                          Remaining Available
                                        Number of Securities                              for Future Issuance
                                         to be Issued Upon                                   under Equity
                                            Exercise of                                   Compensation Plans
                                        Outstanding Options,                             (excluding securities
                                        Warrants and Rights         Weighted Average     reflected in column (a))
Plan Category                                 (#) (a)             Exercise Price($)(b)         (#) (c)
-------------------------------------   --------------------      --------------------   --------------------
Equity Compensation Plans
  Approved by Stockholders ..........              1,410,000(1)                  0.044              8,590,000

Equity Compensation Plans
  Not Approved by Stockholders ......              7,330,298(2)                   0.38                      0
                                        --------------------                             --------------------
TOTAL ...............................              8,740,298                                        8,590,000
                                        ====================                             ====================

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

(2) During fiscal year 2006, the Board of Directors granted to the Named Executive Officer 6,100,000 warrants to Durchase the Company's common stock at an immediately exercisable exercise price of $.0279 per share (average closing price over ten days prior to the resolution authorizing the issuance of the warrants). 170,000 warrants were issued to Mr. Welter and 100,000 were issued to Eric Caen each at the same exercise price as the Named executive Officer. The remaining 960,298 warrants were issued in prior years to persons not currently affiliated with us.


           SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         The following table shows, as of March 31, 2008 information concerning the shares of common stock beneficially owned by each person known by Interplay to be the beneficial owner of more than 5% of our Common Stock (other than directors, executive officers and depositaries). This information is based on publicly available information filed with the SEC as March 31, 2008.

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

                                                       Shares        Percent
                                                    Beneficially       of
Name and Address                                       Owned         Class(1)
-------------------------------------------------   ------------   ------------
Financial Planning And Development S.A. (1)(2) ..     58,426,293           56.3%
38 Avenue Du X Septembre
L-2550
Luxembourg

(1) Based on 103,855,634 shares of common stock outstanding as of March 31, 2008 (inclusive of treasury shares). Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding as of March 31, 2008.

(2) Titus owned and now FPD owns approximately 58 million shares of common stock. As a consequence, Titus could and TPD can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, Titus could and FPD can cause a sale of control of our Company that may not be favorable to our stockholders. Such a sale, including if it involves a dispersion of shares to multiple stockholders, further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.


         The following table shows, as of March 31, 2008, information with respect to the shares of Common Stock beneficially owned by (1) each director and director nominee, (2) each person (other than a person who is also a director or a director nominee) who is an executive officer named in the Summary Compensation Table below, and (3) all executive officers and directors as a group.

                                        Shares Beneficially Owned
                               --------------------------------------------
                               Shares of    Shares Subject to
                                Common     Options Exercisable
                                Stock         on or Before                      Percent of
Name(1)                        Owned(2)     March 31, 2008(3)       Total        Class(4)
-----------------------------  ---------   -------------------   ----------   ----------
Herve Caen**(5) .............  8,681,306             6,120,000   14,801,306         14.2%
Eric Caen ...................     30,001               170,000      200,001            *
Michel Welter ...............     60,001               240,000      300,001            *
                                                                                       *
All current directors
  and executive officers
  as a group ................  8,771,308             6,530,000   15,301,308         14.7%

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

(3) In accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, each listed person is deemed the beneficial owner of shares that the person has a right to acquire by exercise of a vested option or other right on or before the date that is 60 days before March 31, 2008 (January 31, 2008).

(4) Based on 103,855,634 shares of Common Stock outstanding on the stock records as of March 31, 2008(inclusive of treasury shares). The percentages are calculated in accordance with Rule 13d-3(d)(1), which provides that shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable on or before the date that is 60 days before March 31, 2008 (January 31, 2008) are deemed outstanding for the purpose of calculating the number and percentage that each person owns, but not deemed outstanding for the purpose of calculating the percentage that any other listed person owns.

(5) Includes 8,681,306 shares of our common stock held by Mrs. Solange Caen, Herve Caen's spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Independent Committee currently consists of Mr. Welter. The Independent Committee reviews Related Persons transactions. Mr. Welter did not act as the Independent Committee during 2007 because the Company did not enter into any Related Person transactions during 2007.

REVIEW OF RELATED PERSON TRANSACTIONS

         The Board of Directors has adopted a written Related Person Transaction Policy, which requires the approval of the Independent Committee for all covered transactions. The Policy applies to any transaction or series of transactions in which Interplay or a subsidiary is a participant, and a "Related Person" as defined in the Policy, including executive officers, directors and their immediate family members, has a direct or indirect material interest. Under the Policy, all Related Person Transactions must be submitted to the Independent Committee for review, approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, and full disclosure of the Related Person's interest in the transaction, the Independent Committee will decide whether or not to approve the transaction and will approve only those transactions that are in the best interests of the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees for professional services provided by Jeffrey S. Gilbert C.P.A. related to fiscal 2006 and fiscal 2007:

                                                        2006              2007
                                                       -------           -------
Audit Fees(1) ..............................           $59,000           $62,000
Audit-related Fees(2) ......................             4,500                 0
Tax-related Fees(3) ........................            14,500             8,000

(1)      Both  2006  and  2007  Audit  Fees  include:   (i)  the  audit  of  our
         consolidated financial statements included in our Form 10-K and services attendant to, or required by, statute or regulation; (ii) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q for 2007 ; (iii) other services related to SEC fillings; and (iv) associated expense reimbursements.

(2) Audit-related Fees for 2006 include the fees for the audit of our employee benefit plan. The plan has been terminated.

(3) Tax related fees were for tax preparation for Federal and California Franchise tax returns for the tax year 2006.


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

         Prior to engagement, the Audit Committee pre-approves all independent auditor services, and the Audit Committee pre-approved all fees and services of Jeffrey S. Gilbert C.P.A., for work done in 2006 and 2007. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Beverly Hills, California this 29th day of April 2008.


                          INTERPLAY ENTERTAINMENT CORP.

                          By:  /s/ Herve Caen
                               ---------------------------------------------
                               Herve Caen
                               Its:  Chief Executive Officer and
                               Interim Chief Financial Officer
                               (Principal Executive and
                               Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                             DATE
---------                             -----                             ----


/s/Herve Caen
------------------------      Chief Executive Officer,            April 29, 2008
Herve Caen                    Interim Chief Financial
                              Officer and Director
                           (Principal Executive and
                        Financial and Accounting Officer)

/s/*Eric Caen
-------------------------            Director                     April 29, 2008
Eric Caen


/s/* Michel Welter
-------------------------            Director                     April 29, 2008
Michel Welter


* By Herve Caen, pursuant to power of attorney.

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