Form 10-Q
period 2008-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2008-05-15
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                      ISSUED AND OUTSTANDING AT MARCH 31, 2008
             -----                      ----------------------------------------

Common Stock, $0.001 par value                        103,855,634


As of March 31, 2008, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2008

                                TABLE OF CONTENTS
                                 --------------


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2008
         (unaudited) and December 31, 2007                                    3

         Condensed Consolidated Statements of Operations for the Three
         Months ended March 31, 2008 and 2007 (unaudited)                     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2008 and 2007 (unaudited)                     5

         Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4T. Controls and Procedures                                             13


PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                        14

Item 3.  Defaults Upon Senior Securities                                     14

Item 6.  Exhibits                                                            14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,      DECEMBER 31,
                           ASSETS                               2008             2007
                                                           -------------    -------------
                                                            (unaudited)
Current Assets:
     Cash ..............................................   $     320,000    $   1,138,000
     Trade receivables, net of allowances
       of $0 and $17,000 respectively ..................          58,000           26,000
     Inventories .......................................           1,000            1,000
     Deposits ..........................................           7,000            4,000
     Prepaid expenses ..................................           6,000           10,000
     Other receivables .................................          17,000           13,000
                                                           -------------    -------------
        Total current assets ...........................         409,000        1,192,000


Property and equipment, net ............................          51,000            9,000
                                                           -------------    -------------
           Total assets ................................   $     460,000    $   1,201,000
                                                           =============    =============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Note Payable ......................................   $   1,045,000    $   1,045,000
     Note payable to officer and directors .............         684,000          729,000
     Account payable ...................................         769,000          911,000
     Accrued royalties .................................               0          200,000
     Deferred income ...................................         587,000          595,000
                                                           -------------    -------------

        Total current liabilities ......................       3,085,000        3,480,000
                                                           -------------    -------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value
        5,000,000 shares authorized; no
        shares issued or outstanding
     Common stock, $0.001 par value
        150,000,000 shares authorized;
        103,855,634 shares issued and
        outstanding ....................................         104,000          104,000
     Paid-in capital ...................................     121,975,000      121,976,000
Accumulated deficit ....................................    (124,693,000)    (124,349,000)
     Accumulated other comprehensive
        income (loss) ..................................         (11,000)         (10,000)
Treasury stock of 4,658,216 shares .....................               0                0
                                                           -------------    -------------
        Total stockholders' (deficit) ..................      (2,625,000)      (2,279,000)
                                                           -------------    -------------
           Total liabilities and stockholders' (deficit)   $     460,000    $   1,201,000
                                                           =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------------------------
                                                      2008             2007
                                                 -------------    -------------

Revenue .......................................  $      57,000    $      79,000
Cost of goods sold ............................              0            4,000
                                                 -------------    -------------
     Gross profit .............................         57,000           75,000
                                                 -------------    -------------

Operating expenses:
   Marketing and sales ........................              0           93,000
   General and administrative .................        343,000          301,000
   Product Development ........................         67,000                0
                                                 -------------    -------------
     Total operating expenses .................        410,000          394,000
                                                 -------------    -------------

Operating (loss) income .......................       (353,000)        (319,000)
                                                 -------------    -------------

Other income (expense):
   Interest expense ...........................         (9,000)         (30,000)
   Reversal of prior years recorded liabilities              0          435,000
   Other ......................................         18,000          143,000
                                                 -------------    -------------
     Total other income (expense) .............          9,000          548,000

Income before benefit for income taxes ........       (344,000)         229,000
Benefit for income taxes ......................           --               --
                                                 -------------    -------------
     Net income (loss) available to common
        stockholders ..........................  $    (344,000)   $     229,000
                                                 =============    =============

     Net income (loss) per common share:
        Basic .................................  $       (.004)   $        .002
                                                 =============    =============
        Diluted ...............................  $       (.004)   $        .002
                                                 =============    =============
     Shares used in calculating net income
        (loss) per common share:
        Basic .................................     99,197,418       99,197,418
                                                 =============    =============
        Diluted ...............................     99,197,418      104,096,268
                                                 =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                      2008           2007
                                                                  -----------    -----------
Cash flows from operating activities:
   Net (loss) income ..........................................   $  (344,000)   $   229,000
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ...........................         2,000          1,000
      Additional Paid in Capital - Option Expense .............         1,000          4,000
      Reversal of prior year recorded liabilities .............          --         (435,000)
      Abandonment of  property and equipment ..................          --             --
      Changes in operating assets and liabilities:
         Trade receivables from related parties ...............       (32,000)        93,000
         Trade receivables, net ...............................          --             --
         Inventories ..........................................          --             --
         Deposits .............................................        (3,000)          --
         Prepaid licenses and royalties .......................          --             --
         Prepaid expenses .....................................        (4,000)        (6,000)
         Other current assets, net ............................         4,000          6,000
         Accounts Payable .....................................      (142,000)       157,000
         Accrued royalties ....................................      (200,000)          --
         Note Payable Officers ................................         8,000          8,000
         Deferred revenue .....................................        (8,000)       (45,000)
         Accumulated other compensation income ................        (5,000)       (56,000)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities      (723,000)       (44,000)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment .........................       (42,000)          --
                                                                  -----------    -----------
            Net cash used in investing activities .............       (42,000)          --
                                                                  -----------    -----------

Cash flows from financing activities:
   Repayment of current debt ..................................       (53,000)          --
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities       (53,000)          --
                                                                  -----------    -----------
Effect of exchange rate changes on cash .......................          --             --
                                                                  -----------    -----------
      Net increase (decrease) in cash .........................      (818,000)       (44,000)

Cash, beginning of period .....................................     1,138,000         50,000
                                                                  -----------    -----------
Cash, end of period ...........................................   $   320,000    $     6,000
                                                                  ===========    ===========


Supplemental cash flow information:
   Cash paid for:
     Interest .................................................   $      --      $      --
                                                                  ===========    ===========
     Taxes ....................................................   $      --      $      --
                                                                  ===========    ===========


                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2008
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

     The Company's independent public accountant included a "going concern" explanatory paragraph in his audit report on the December 31, 2007 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

     The Company continues to seek external sources of funding including, but not limited to, a private placement or public offering of the Company's capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company's long-term strategic objectives. Although the Company has had some success in licensing certain of its products in the past, no assurance can be given that the Company will do so in the future.

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

NOTE 2.  NOTE PAYABLE

     The Company issued to Atari Interactive, Inc. ("Atari") a Promissory Note bearing no interest, due December 31, 2006, in the principal amount of $2.0 million in connection with Atari entering into tri-party agreements with the Company and its then main distributors, Vivendi and Avalon. On March 28, 2007 both parties agreed to extend the maturity of the promissory note until March 31, 2008 and the note is now delinquent. The Company is in dispute with Atari and believes it may have various claims that may offset some or all of the balance owed to Atari. The note was issued in payment of all outstanding accrued royalties due Atari under the Dungeons & Dragons license agreement which license was terminated by Atari on April 23, 2004. At March 31, 2008, the balance owed to Atari, is $1.045 million as a result of payments made by Vivendi and Avalon on the Company's behalf to Atari.

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

     The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $684,000 in principal and interest remains outstanding under the demand notes as of March 31, 2008. Interest accrued on the demand notes as of March 31, 2008 was $44,000. As of March 31, 2008 the demand note to Eric Caen for $50,000 was paid in full.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEES WHICH ARE CONSIDERED DEFERRED INCOME

     Advances for future distribution and licensee rights as of March 31, 2008 amounted to $587,000.

NOTE 5.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                   THREE MONTHS ENDED MARCH 31,
                             ----------------------------------------
                                    2008                  2007
                             ------------------    ------------------
                              AMOUNT    PERCENT     AMOUNT    PERCENT
                             -------    -------    -------    -------
                                      (Dollars in thousands)
North America ............   $     0          0%   $     2          3%
Europe ...................        57        100         77         97
Rest of World ............         0          0          0          0
OEM, royalty and licensing         0          0          0          0
                             -------    -------    -------    -------
                             $    57        100%   $    79        100%
                             =======    =======    =======    =======


NOTE 6.  EMPLOYEE STOCK OPTIONS

STOCK-BASED COMPENSATION

     The Company utilizes SFAS No. 123(R), "SHARE-BASED PAYMENT" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards.

     At March 31, 2008, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $1,000 as reflected in net income for the quarter ended March 31, 2008. No employee stock options were granted during the quarter ended March 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and presumes that readers have access to, and will have read, the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions. For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", financing activities, future cash flows, cash constraints, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assume that we will continue as a going concern. Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled "Risk Factors" in Item 1A of Part I of our Form 10-K. Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                      THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------------------
                                                   2008                       2007
                                           ---------------------     ---------------------
                                                        % OF NET                  % OF NET
                                            AMOUNT      REVENUES      AMOUNT      REVENUES
                                           --------     --------     --------     --------
                                                       (Dollars in thousands)
Net revenues ...........................   $     57          100%    $     79          100%
Cost of goods sold .....................          0            0%           4            5%
                                           --------     --------     --------     --------
     Gross profit ......................         57          100%          75           95%
                                           --------     --------     --------     --------

Operating expenses:
     Marketing and sales ...............          0            0%          93          117%
     General and administrative ........        343          602%         301          381%
     Product development ...............         67          117%           0            0%
                                           --------     --------     --------     --------
     Total operating expenses ..........        410          719%         394          498%
                                           --------     --------     --------     --------
Operating income (loss) ................       (353)        (619)%       (319)        (403)%
Other (expense) income .................          9           15%         548          693%
                                           --------     --------     --------     --------
Net income (loss) ......................   $   (344)        (604)%   $    229          290%
                                           ========     ========     ========     ========


Net revenues by geographic region:
     North America .....................   $      0            0%    $      2            3%
     International .....................         57          100%          77           97%
     OEM, royalty and licensing ........          0            0%           0            0%
                                           --------     --------     --------     --------
                                                 57          100%          79          100%
                                           ========     ========     ========     ========


Net revenues by platform:
     Personal computer .................   $     52           91%    $     71           90%
     Video game console ................          5            9%           8           10%
     OEM, royalty and licensing ........          0            0%           0            0%
                                           --------     --------     --------     --------
                                                 57          100%          79          100%
                                           ========     ========     ========     ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
North America ...................   $      0   $      2   $     (2)       (100)%
International ...................         57         77        (20)        (26)%
OEM, Royalty & Licensing ........          0          0         (0)        n/a
Net Revenues ....................   $     57   $     79   $    (20)        (25)%


     Net revenues for the three months ended March 31, 2008 were $57,000, a decrease of 25% compared to the same period in 2007. This decrease resulted from a 100% decrease in North American net revenues, a 100% decrease in OEM, royalty and licensing net revenues, and a 26% decrease in International net revenues.

     North American net revenues for the three months ended March 31, 2008 were $0. The decrease in North American net revenues in 2008 was mainly due to a 100% decrease in back catalog sales.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2008 were $0. There were no OEM Licensing deals during the first quarter of 2008.

     International net revenues for the three months ended March 31, 2008 were $57,000. The decrease in International net revenues for the three months ended March 31, 2008 was mainly due to a 26% decrease in back catalog sales.

PLATFORM NET REVENUES

     Our platform net revenues for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Personal Computer ...............   $     52   $     71   $     19         (26)%
Video Game Console ..............          5          8         (3)        (38)%
OEM, Royalty & Licensing ........          0          0          0         n/a
Net Revenues ....................         57         79        (22)        (28)%

     PC net revenues for the three months ended March 31, 2008 were $52,000, a decrease of 26% compared to the same period in 2007. The decrease in PC net revenues in 2008 was primarily due to lower back catalog sales. Video game console net revenues were $5,000, a decrease of 38% for the three months ended March 31, 2008 compared to the same period in 2007, due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Net Revenues ....................   $     57   $     79   $    (22)        (28)%
Cost of Goods Sold ..............          0          4         (4)       (100)%
Gross Profit Margin .............         57         75        (18)        (24)%

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

     Our cost of goods sold decreased 100% to $0 in the three months ended March 31, 2008 compared to the same period in 2007.

     Our gross margin increased to 100% for the 2008 period from 94% in the 2007 period.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Marketing and Sales .............   $      0   $     93   $    (93)       (100)%

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2008 were $0 a 100% decrease compared to the 2007 period.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
General and Administrative ......   $    343   $    301   $     42         14%

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2008 were $343,000 a 14% increase decrease as compared to the same period in 2007. The increase is mainly due to a $43,000 increase in personnel costs and general expenses.

PRODUCT DEVELOPMENT

     Our product development expenses for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Product Development .............   $     67   $      0   $     67        100%

     Product development expenses were $67,000, a 100% increase as compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

OTHER EXPENSE (INCOME), NET

     Our other expense (income) for the three months ended March 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      CHANGE     % CHANGE
                                    --------   --------   --------    --------
Other Expense (Income) ..........   $     (9)  $   (548)  $   (539)       (98)%

     Other income consists primarily of recognition of expired contract in the amount of $7,000, rental income in the amount of $6,000 interest income in the amount of $5,000, foreign currency exchange transaction gains in the amount of $10,000, interest expense on debt in the amount of $9,000 and miscellaneous expenses in the amount of $10,000. Other income for the three months ended March 31, 2008 was $9,000, a 98% decrease as compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2008, we had a working capital deficit of approximately $2.7 million, and our cash balance was approximately $320,000. There is a balance owing to Atari of approximately $1 million, and we may be unable to satisfy this debt which became due on March 31, 2008. We are in dispute with Atari and believe we may have various claims that may offset some or all of this balance. In any event, we cannot continue to fund our current operations without obtaining additional financing or income.

     We have sold "Fallout" to a third party and have obtained the License Back to allow us to create, develop and exploit a "Fallout" MMOG. We are planning to exploit the License Back of "Fallout" MMOG and are reviewing the avenues for securing financing of at least $30 million to fund its production.

     The Company is now focused on a two-pronged growth strategy. While the Company is working to secure funding for the development of a MMOG based on the popular "Fallout" franchise, the Company is at the same time exploring ways to leverage its portfolio of gaming properties through sequels and various development and publishing arrangements. The Company is planning, if the Company can obtain financing, to develop sequels to some of the most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK. The Company has reinitiated its in-house game development studio, and has hired game developers. Initial funding for these steps will mainly derive from the remaining proceeds from the sale of "Fallout" and license arrangements that the Company enters into.

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

     Our operating activities used cash of $818,000 during the three months ended March 31, 2008. We expect in the remainder of 2008 to enter into license arrangements and to seek funding for the development of games.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

--------------------------------------------------------------------------------
                                     Less than     1 - 3     3 - 5     MORE THAN
CONTRACTUAL OBLIGATIONS    Total       1 YEAR      YEARS     YEARS      5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1) ..     20          5          15        --          --
   Total ...............     20          5          15        --          --

(1) We had a lease commitment at the Beverly Hills office through April 2008 . The Company is presently in negotiations to extend that lease but no commitments have been made. We also have a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2008. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

     We recognized gains of $10,000 and $40,000 during the three months ended March 31, 2008 and 2007 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

ITEM 4T.  CONTROLS AND PROCEDURES

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect these controls.

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


PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     There have been no material changes to the risk factors disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2007.


ITEM 6.  EXHIBITS

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

          EXHIBIT
          NUMBER    EXHIBIT TITLE
          -------   --------------

          3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with Delaware Secretary of State on January 21, 2004; (refiled to reflect original execution date).

          10.07 Form of warrant agreement for directors and employees of the Company; (incorporated herein by reference to Exhibit 4.1 of the Company's S-8 filed on May 2, 2008).

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



                                     INTERPLAY ENTERTAINMENT CORP.


Date:  May 15, 2008                  By:       /S/ HERVE CAEN
                                           -------------------------------------
                                            Herve Caen,
                                            Chief Executive Officer and
                                            Interim Chief Financial Officer
                                            (Principal Executive and
                                            Financial and Accounting Officer)