Form 10-Q
period 2008-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2008-08-08
CIK 1057232

3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                      ISSUED AND OUTSTANDING AT JUNE 30, 2008
             -----                      ---------------------------------------

Common Stock, $0.001 par value                        103,855,634


As of June 30, 2008, 103,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 2,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2008

                                TABLE OF CONTENTS

                                 --------------


                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                           3

            Condensed Consolidated Balance Sheets as of
            June 30, 2008 (unaudited) and December 31, 2007                3

            Condensed Consolidated Statements of Operations
            for the Three and Six Months ended June 30, 2008
            and 2007 (unaudited)                                           4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months ended June 30, 2008 and 2007
            (unaudited)                                                    5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                   16

Item 4T.    Controls and Procedures                                       16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             17

Item 1A.    Risk Factors                                                  17

Item 2.     Unregistered Sales of Equity Securities and Use of
            Proceeds                                                      17

Item 3.     Defaults Upon Senior Securities                               17

Item 4.     Submission of Matters to a Vote of Security Holders           17

Item 6.     Exhibits                                                      18

SIGNATURES                                                                19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,        DECEMBER 31,
ASSETS                                                   2008              2007
                                                     -------------    -------------
Current Assets:                                       (unaudited)
     Cash                                            $      22,000    $   1,138,000
     Trade receivables                                     230,000           26,000
     Inventories                                             1,000            1,000
     Deposits                                                9,000            4,000
     Prepaid expenses                                        6,000           10,000
     Other receivables                                      19,000           13,000
                                                     -------------    -------------
        Total current assets                               287,000        1,192,000

Property and equipment, net
                                                            53,000            9,000
                                                     -------------    -------------
Total assets                                         $     340,000    $   1,201,000
                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Account payable                                       810,000          911,000
     Accrued royalties                                           0          200,000
     Deferred income                                       808,000          595,000
     Notes Payable                                       1,045,000        1,045,000
     Note Payable to officer and directors                 577,000          729,000
                                                     -------------    -------------
        Total current liabilities                        3,240,000        3,480,000
                                                     -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000
        shares authorized; no shares issued or
        outstanding,
     Common stock, $0.001 par value 150,000,000
        shares authorized; 103,855,634 shares
        issued and outstanding                             106,000          104,000
     Paid-in capital                                   122,187,000      121,976,000
     Accumulated deficit                              (125,184,000)    (124,349,000)
     Accumulated other comprehensive income (loss)          (9,000)         (10,000)
     Treasury stock of 2,658,216 shares                          0                0
                                                     -------------    -------------
        Total stockholders' deficit                     (2,900,000)      (2,279,000)
                                                     -------------    -------------
Total liabilities and stockholders' deficit          $     340,000    $   1,201,000
                                                     =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                ------------------------------    ------------------------------
                                                    2008             2007             2008             2007
                                                -------------    -------------    -------------    -------------
                                                            (In thousands, except per share amounts)

Revenues                                        $      40,000    $   5,812,000    $     104,000    $   5,893,000
Cost of goods sold                                      2,000            2,000            2,000            6,000
                                                -------------    -------------    -------------    -------------
   Gross profit                                        38,000        5,810,000          102,000        5,887,000
                                                -------------    -------------    -------------    -------------

Operating expenses:
   Marketing and sales                                   --             95,000             --            190,000
   General and administrative                         495,000          332,000          829,000          594,000
   Product Development                                 86,000             --            161,000             --
                                                -------------    -------------    -------------    -------------
      Total operating expenses                        581,000          427,000          990,000          784,000
                                                -------------    -------------    -------------    -------------
Operating income (loss)                              (543,000)       5,383,000         (888,000)       5,103,000

Other income (expense):
     Interest expense                                  (8,000)         (11,000)         (17,000)         (41,000)
     Other                                             59,000           95,000           70,000          635,000
                                                -------------    -------------    -------------    -------------


Income (loss) before benefit for income taxes        (492,000)       5,467,000         (835,000)       5,697,000
Income taxes                                             --               --               --               --
                                                -------------    -------------    -------------    -------------
Net income (loss)                               $    (492,000)   $   5,467,000    $    (835,000)   $   5,697,000
                                                =============    =============    =============    =============



Net income (loss) per common share:
     Basic                                      $      (0.005)   $       0.055    $      (0.008)   $       0.057
                                                =============    =============    =============    =============
     Diluted                                    $      (0.005)   $       0.053    $      (0.008)   $       0.055
                                                =============    =============    =============    =============

Shares used in calculating net income (loss)
  per common share:
     Basic                                         99,197,000       99,197,000       99,197,000       99,197,000
                                                =============    =============    =============    =============
     Diluted                                       99,197,000      102,872,000       99,197,000      102,872,000
                                                =============    =============    =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                    2008           2007
                                                                -----------    -----------
Cash flows from operating activities:
   Net (loss) income                                            $  (835,000)   $ 5,697,000
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization                                   4,000          2,000
      Additional paid in capital - option and warrant expense       158,000          3,000
      Reversal of prior years recorded liabilities                     --         (515,000)
   Changes in operating assets and liabilities:
      Trade receivables, net                                       (204,000)    (1,600,000)
      Deposits                                                       (5,000)          --
      Prepaid expenses                                                4,000           --
      Other current assets, net                                      (6,000)         3,000
      Accounts payable                                             (103,000)      (190,000)
      Accrued royalties                                            (200,000)        29,000
      Note Payable Officers and Directors                           (96,000)          --
      Note Payable                                                     --         (366,000)
      Advances from distributors                                    213,000        (45,000)
      Accumulated other compensation income                          (1,000)       (76,000)
                                                                -----------    -----------
         Net cash provided by (used in) operating activities     (1,071,000)     2,942,000
                                                                -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                               (45,000)          --
                                                                -----------    -----------
         Net cash used in investing activities                      (45,000)          --
                                                                -----------    -----------

Cash flows from financing activities:
                                                                -----------    -----------
Net cash provided by (used in) financing activities                    --             --
                                                                -----------    -----------

      Net increase (decrease) in cash                            (1,116,000)     2,942,000
                                                                -----------    -----------
Cash, beginning of period                                         1,138,000         50,000
                                                                -----------    -----------
Cash, end of period                                             $    22,000    $ 2,992,000
                                                                ===========    ===========

Supplemental cash flow information:
   Cash paid for:
         Interest                                               $         0    $         0
                                                                ===========    ===========

Non Cash Transaction
   Issuance of common stock for partial reduction of Note
      Payable officer                                           $    56,000    $         0
                                                                ===========    ===========


                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets.

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

NOTE 2.  NOTE PAYABLE

     The Company issued to Atari Interactive, Inc. ("Atari") on August 19, 2004 a Promissory Note bearing no interest, due December 31, 2006, in the principal amount of $2.0 million ("the Note") in connection with Atari entering into tri-party agreements with the Company and its then main distributors, Vivendi and Avalon. On March 28, 2007 both parties agreed to extend the option period of the promissory note until March 31, 2008 when the note became due and went into default. On July 24th 2008, the Company and Atari entered into an Option Exercise Agreement (the "Agreement"). Under the Agreement, Atari and the Company settled all outstanding disputes among them including in connection with the Note and intellectual property rights developed by the Company in connection with the Dungeons & Dragons games (the "D&D IP"). Pursuant to the Agreement, Atari exercised an existing option to purchase, and purchased, from the Company the D&D IP and the balance of all amounts due from the Company to Atari under the Note of approximately $1,050,000.00 was cancelled and terminated ( See Note
7).

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

     The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $577,000 in principal and interest remains outstanding under the demand notes as of June 30, 2008. Interest accrued on the demand notes as of June 30, 2008 was $17,000.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEES WHICH ARE CONSIDERED DEFERRED INCOME

     Non refundable advances received for future distribution and license rights as of June 30, 2008 amounted to $808,000.

     During the quarter ended June 30, 2008 the Company entered into a licensing agreement which resulted in a non-refundable advance of $200,000 being allocated to deferred income.

NOTE 5.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues, exclusive of the "Fallout" intellectual property sale during 2007, by geographic regions were as follows:

                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                   ----------------------------------------    ----------------------------------------
                          2008                   2007                 2008                  2007
                   ------------------    ------------------    ------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                  (Dollars in thousands)
North America ..   $     0          0%   $     2          3%   $     0          0%   $     4          3%

International ..        40        100%        60         97%       104        100%       139         97%

OEM, royalty and
   licensing ...         0          0%         0          0%         0          0%         0          0%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $    40        100%   $    62        100%   $   104        100%   $   143        100%
                   =======    =======    =======    =======    =======    =======    =======    =======

NOTE 6.  EMPLOYEE STOCK OPTIONS

STOCK-BASED COMPENSATION

     The Company utilizes SFAS No. 123(R), "SHARE-BASED PAYMENT" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards.

     At June 30, 2008, the Company has one stock-based employee compensation plan. Stock options and warrants were granted during the six months ended June 30, 2008. 800,000 options were granted on May 20, 2008 to Eric Caen and Michel Welter respectively as Directors. Each was granted 250,000 options in lieu of cash compensation for directors fees and 150,000 options for Directors fees. Such options have an exercise price of $0.175 and are exercisable consistently with the Company's stock option plan. On May 20, 2008 various employees received a total of 950,000 stock incentive options. Such options have an exercise price of $0.175 and are exercisable consistently with the Company's stock option plan. 5,000,000 10 year warrants were issued on May 20, 2008 at an exercise price of $0.175 to Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, to reduce his compensation to $250,000 through May 15, 2009. Stock-based employee compensation cost approximated $158,000 as reflected in net loss for the quarter ended June 30, 2008.

     Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised 2,000,000 warrants issued in 2006 at an exercise price of 0.0279. These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest (see Note 3).

NOTE 7.  SUBSEQUENT EVENT

     On July 24, 2008, the Company entered into an Option Exercise Agreement (the "Agreement") with Atari Interactive, Inc. ("Atari Interactive"). Under the Agreement, Atari Interactive and the Company settled outstanding disputes among them, including in connection with an existing Promissory Note dated August 19, 2004 of the Company in favor of Atari Interactive (the "Note"). Pursuant to the Agreement, Atari Interactive exercised an existing option to purchase, and purchased, from the Company intellectual property rights developed by the Company in connection with the Dungeons & Dragons games and the balance of all amounts due from the Company to Atari Interactive under the Note of approximately $1,050,000.00 was cancelled and terminated. The Company will recognize approximately $1,050,000 of revenue during the quarter ending September 30, 2008.


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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                   ---------------------------------------------    ---------------------------------------------
                                            2008                    2007                    2008                     2007
                                   ---------------------    --------------------    ---------------------    --------------------
                                                                    (Dollars in thousands)

                                                % of Net                % of Net                 % of Net                % of Net
                                    Amount      Revenues     Amount     Revenues     Amount      Revenues     Amount     Revenues
                                   --------     --------    --------    --------    --------     --------    --------    --------
Revenues                           $     40          100%   $  5,812         100%   $    104          100%   $  5,893         100%

Cost of goods sold                        2            5%          2           0%          2            2%          6           0%
                                   --------     --------    --------    --------    --------     --------    --------    --------
      Gross Profit                       38           95%      5,810         100%   $    102           98%      5,887          56%

Operating Expenses:

   Marketing and sales                    0            0%         95           2%          0            0%        190           3%

   Product Development                   86          215%          0           0%        161          155%          0           0%

   General and administrative           495        1,238%        332           6%        829          797%        594          10%
                                   --------     --------    --------    --------    --------     --------    --------    --------

      Total operating expenses          581        1,453%        427           7%        990          952%        784          13%
                                   --------     --------    --------    --------    --------     --------    --------    --------

Operating income (loss)                (543)     -1,358%       5,383          93%   $   (888)       -854%       5,103          87%

Other income (expenses):

         Other income (expenses)         51          128%         84           1%         53           51%        594          10%

         Income taxes                     0            0%          0           0%          0            0%          0           0%
                                   --------     --------    --------    --------    --------     --------    --------    --------

         Net income (loss)             (492)     -1,230%    $  5,467          94%   $   (835)       -803%    $  5,697          97%
                                   ========     ========    ========    ========    ========     ========    ========    ========

Geographic Region -
Net revenue excluding the sale
of the "Fallout" Intellectual
Property during 2007

North America                             0            0%          2           3%          0            0%          4           3%

International                            40          100%         60          97%        104          100%        139          97%

OEM, royalty and licensing                0            0%       --             0%          0            0%       --             0%
                                   --------     --------    --------    --------    --------     --------    --------    --------
                                   $     40          100%   $     62         100%   $    104          100%   $    143         100%
                                   ========     ========    ========    ========    ========     ========    ========    ========

Platform -
Net revenue excluding the sale
of the "Fallout" Intellectual
Property during 2007

Personal computers                 $     39           98%         56          90%         98           94%        128          90%

Video game console                 $      1            3%          6          10%          6            6%         15          10%

OEM, royalty and licensing                0            0%          0           0%          0            0%       --             0%
                                   --------     --------    --------    --------    --------     --------    --------    --------
                                   $     40          100%   $     62         100%   $    104          100%   $    143         100%
                                   ========     ========    ========    ========    ========     ========    ========    ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES EXCLUSIVE OF THE SALE OF "FALLOUT".

     Geographically, our net revenues, exclusive of the sale of Fallout, for the three and six months ended June 30, 2008 and 2007 break down as follows: (in thousands)

THREE MONTHS ENDED JUNE 30            2008       2007      Change    % Change
                                    --------   --------   --------   ---------
North America                       $      0   $      2   $     (2)       (100%)
International                             40         60        (20)        (33%)
OEM, Royalty & Licensing                   0          0          0           0%
Net Revenues                        $     40   $     62   $    (22)        (35%)


SIX MONTHS ENDED JUNE 30              2008       2007      Change    % Change
                                    --------   --------   --------   ---------
North America                       $      0   $      4   $     (4)       (100%)
International                            104        139        (35)        (25%)
OEM, Royalty & Licensing                   0          0          0           0%
Net Revenues                        $    104   $    143   $    (39)        (27%)


     Net revenues for the three months ended June 30, 2008 were $40,000, a decrease of 35% compared to the same period in 2007. This decrease resulted from a 100% decrease in North American net revenues, and a 33% decrease in International net revenues.

     Net revenues for the six months ended June 30, 2008 were $104,000, a decrease of 27% compared to the same period in 2007 due to the decrease in back catalog sales. This decrease resulted from a 100% decrease in North American net revenues, Royalty and licensing revenues and a 25% decrease in International net revenues due to the decrease in back catalog sales.

     North American net revenues for the three months ended June 30, 2008 were $0. The decrease in North American net revenues in 2008 was mainly due to a 100% decrease in back catalog sales.

     North American net revenues for the six months ended June 30, 2008 were $0. There was no significant change in North American net revenue in 2008.

     International net revenues for the three months ended June 30, 2008 were $40,000. The decrease in International net revenues for the three months ended June 30, 2008 was mainly due to a 33% decrease in back catalog sales.

     International net revenues for the six months ended June 30, 2008 were $104,000. The decrease in International net revenue for the six months ended June 30,2008 was mainly due to a 25% decrease in back catalog sales.

PLATFORM NET REVENUES EXCLUSIVE OF THE SALE OF "FALLOUT".

     Our platform net revenues, exclusive of the sale of "Fallout," for the three and six months ended June 30, 2008 and 2007 break down as follows: (in thousands)

THREE MONTHS ENDED JUNE 30            2008       2007      Change    % Change
                                    --------   --------   --------   ---------
Personal Computer                   $     39   $     56   $    (17)        (30%)
Video Game Console                         1          6         (5)        (83%)
OEM, Royalty & Licensing                   0          0          0        (100%)
Net Revenues                        $     40   $     62   $    (22)        (35%)


SIX MONTHS ENDED JUNE 30              2008       2007      Change    % Change
                                    --------   --------   --------   ---------

Personal Computer                   $     98   $    128   $    (30)        (23%)
Video Game Console                         6         15         (9)        (60%)
OEM, Royalty & Licensing                   0          0          0        (100%)
Net Revenues                        $    104   $    143   $    (39)        (27%)

     PC net revenues for the three months ended June 30, 2008 were $39,000, a decrease of 30% compared to the same period in 2007. The decrease in PC net revenues in 2008 was primarily due to lower back catalog sales. Video game console net revenues were $1,000, a decrease of 83% for the three months ended June 30, 2008 compared to the same period in 2007, mainly due to lower back catalog sales.

     PC net revenues for the six months ended June 30, 2008 were $98,000, a decrease of 23% compared to the same period in 2007. The decrease in PC net revenues in the six months ended June 30, 2008 was primarily due to lower back catalog sales. Video Game console net revenues were $6,000, a decrease of 60% for the six months ended June 30, 2008 compared to the same period in 2007, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN EXCLUSIVE OF THE SALE OF "FALLOUT".

     Our net revenues exclusive of the sale of " Fallout" , cost of goods sold and gross margin for the three and six months ended June 30, 2008 and 2007 breakdown as follows: (in thousands)

THREE MONTHS ENDED JUNE 30            2008       2007      Change    % Change
                                    --------   --------   --------   ---------

Net Revenues                        $     40   $     62   $    (22)        (35%)
Cost of Goods Sold                         2          2         (0)         (0%)
Gross Profit Margin                 $     38   $     60   $    (22)        (37%)


SIX MONTHS ENDED JUNE 30              2008       2007      Change    % Change
                                    --------   --------   --------   ---------

Net Revenues                        $    104   $    143   $    (39)        (27%)
Cost of Goods Sold                         2          6         (4)        (67%)
Gross Profit Margin                 $    102   $    137   $    (35)        (26%)

THREE MONTHS ENDED JUNE 30               2008       2007      Change
                                        ------     ------     ------

Net Revenues                               100%       100%         0%
Cost of Goods Sold                           5%         3%         2%
Gross Profit Margin                         95%        97%        (2%)


SIX MONTHS ENDED JUNE 30                 2008       2007      Change
                                        ------     ------     ------

Net Revenues                               100%       100%         0%
Cost of Goods Sold                           2%         4%        (2%)
Gross Profit Margin                         98%        96%         2%


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

     Our cost of goods sold decreased 2% at $2,000 in the three months ended June 30, 2008 compared to the same period in 2007.

     Our cost of goods sold decreased 67% to $2,000 in the six months ended June 30, 2008 compared to the same period in 2007. The decrease was mainly due to lower back catalog sales

     Our gross margin decreased to 95% for the three months ended June 30, 2008 from 97% in the comparable period in 2007.

     Our gross margin increased to 98% for the six months ended June 30, 2008 period from 96% in the comparable 2007 period.

     MARKETING AND SALES

     Our marketing and sales expense for the three months ended June 30, 2008 and 2007 breakdown as follows: (in thousands)

MARKETING AND SALES                    2008       2007      Change    % Change
                                     --------   --------   --------   --------

Three Months Ended June 30           $      0   $     95   $    (95)      (100%)
Six Months Ended June 30             $      0   $    190   $   (190)      (100%)


     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2008 were $0, a 100% decrease as compared to the 2007 period. Marketing and sales expenses for the six months ended June 30, 2008 were $0 a 100% decrease as compared to the same period during 2007.

     PRODUCT DEVELOPMENT

     Our Product Development expense for the three months ended June 30, 2008 and 2007 breakdown as follows: (in thousands)

PRODUCT DEVELOPMENT                    2008       2007      Change    % Change
                                     --------   --------   --------   --------

Three Months Ended June 30           $     86   $      0   $     86       (100%)
Six Months Ended June 30             $    161   $      0   $    161       (100%)


     Product development expenses increased 100% to $86,000, an increase of 100% in the three months ended June 30, 2008 compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

     Our product development increased to 100% to $161,000 for the six months ended June 30, 2008 period compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

     GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three and six months ended June 30, 2008 and 2007 breakdown as follows: (in thousands)

GENERAL AND ADMINISTRATIVE             2008       2007      Change    % Change
                                     --------   --------   --------   --------

Three Months Ended June 30           $    495   $    332   $    163         49%
Six Months Ended June 30             $    829   $    594   $    235         40%


     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, stock option compensation , bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2008 were $495,000, a 49% increase as compared to the same period in 2007. The increase results from stock option compensation of $157,000. General and administrative expenses for the six months ended June 30, 2008 were $829,000 a 40% increase as compared to the same period in 2007. The significant component of the increase results from additional annual proxy statement expenditures of $30,000 and stock option compensation of $158,000.

     OTHER EXPENSE (INCOME), NET

     Our other expense (income) for the three months ended June 30, 2008 and 2007 breakdown as follows: (in thousands)

OTHER (INCOME) EXPENSES             2008        2007       Change     % Change
                                  --------    --------    --------    --------

Three Months Ended June 30        $    (51)   $    (84)   $    (33)        (39%)
Six Months Ended June 30          $    (53)   $   (594)   $   (541)        (91%)


     Other expenses for the three months ended June 30, 2008 consists primarily, reversal of bad debts ($38,000) interest expense on debt in the amount of $8,000, foreign currency exchange transactions gains and losses and additional miscellaneous write offs ($15,000), and rental income in the amount of ($6,000). Other expenses for the six months ended June 30, 2008 was $53,000, of which approximately , reversal of bad debts ($38,000), interest expense on debt in the amount of $17,000, foreign currency exchange transactions gains and losses and additional miscellaneous write offs ($20,000) and rental income in the amount of ($12,000) The decrease is attributable to various settlements in 2007 and no reversal during 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2008, we had a working capital deficit of approximately $3.0 million, and our cash balance was approximately $22,000. We cannot continue to fund our current operations without obtaining additional financing or income.

     We have sold "Fallout" to a third party and have obtained the License Back to allow us to create, develop and exploit "Fallout" MMOG. We are planning to exploit the License Back of "Fallout" MMOG and are reviewing the avenues for securing financing of at least $30 million to fund its production.

     We are now focused on a two-pronged growth strategy. While we are working to secure funding for the development of a MMOG based on the popular "Fallout" franchise, we are at the same time exploring ways to leverage our portfolio of gaming properties through sequels and various development and publishing arrangements. We are planning, to develop sequels to some of the most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK. We have reinitiated our in-house game development studio, and have hired game developers. Initial funding for these steps will mainly derive from license arrangements or other financing that we may enter into.

     We have entered into a Game Production Agreement with Interactive Game Group which provides for the financing of the development of games under certain conditions.

     We continue to seek external sources of funding, including but not limited to, private and public securities offerings, incurring debt, the selling of assets , licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and achieve our long-term strategic objectives.

     Historically, we have funded our operations primarily from the sale of, or royalties generated by licensing of, our intellectual property rights and distribution fee advances of our products.

     Our operating activities used cash of $1.1 million during the six months ended June 30, 2008. We expect in the remainder of 2008 to enter into license arrangements and to seek funding for the development of games.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

                                      LESS THAN     1 - 3       3 - 5     MORE THAN
CONTRACTUAL OBLIGATIONS     TOTAL       1 YEAR      YEARS       YEARS      5 YEARS
                          ---------   ---------   ---------   ---------   ---------

Lease Commitments (1)            49          34          15        --          --
Total                            49          34          15        --          --

(1) We have a lease commitment at our Beverly Hills office through April 2008. The Company is presently in negotiations to extend that lease but no commitments have been made. We also have a lease commitment in Irvine for our new development offices through May 31, 2009. We also have a lease commitment at our French representation office through February 28, 2011 with an option for an additional 3 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of June 30, 2008. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

     Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

     We recognized gains of $4,000 and $40,000 during the six months ended June 30, 2008 and 2007 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable.

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect these controls.

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

     Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management.

PART II - OTHER INFORMATION

     There have been no material changes to the risk factors disclosed in Item 1A to Part 1 of our Form 10-K for the fiscal year ended December 31, 2007.

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 8, 2008 Glutton Creeper Games (GCG) filed a complaint against the Company in the Los Angeles Superior Court seeking damages in excess of $400,000 in connection with a non exclusive license agreement granting rights to GCG to develop a Pen and Paper game based on the pre-existing Fallout games. Such complaint arose as a result of Bethesda and Zenimax sending cease and desist notices to GCG and the Company following their acquisition of the Fallout property from the Company in 2007. On or about June 12, 2008, the Company filed a cross-complaint against Bethesda and Zenimax alleging causes of action for Tortious Interference with an Existing Contract and Implied Indemnity. The Company claims that Bethesda and Zenimax improperly interfered with the Company's license agreement with GCG and are therefore liable for any and all damages that might be awarded to GCG.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company issued various warrants in private placements exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as described in Forms 8-K filed on May 28, 2008 and July 3, 2008, which are incorporated herein by reference.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     See Note 2 to the Financial Information in Part I, which is incorporated herin by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 30, 2008.

     The following resolutions were passed:

     (1) Amendment to the Certificate of Incorporation to decrease the minimum number of directors from seven (7) to three (3), effective as of the date on which the number of directors first fell below seven (7).

                For 71,183,696    Against 210,094      Abstain 1,126

     (2)  Election of each director listed below:

                                         FOR          WITHHELD
                                         ---          --------
                   Herve Caen         70,693,030      701,886
                   Eric Caen          70,934,237      460,679
                   Michel Welter      70,939,489      455,427
                   Xavier De Portal   70,797,942      596,974
                   Alberto Haddad     70,939,489      455,427


     (3) Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

               For 70,092,441     Against 1,301,349    Abstain 1,126

ITEM 6.  Exhibits

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

     EXHIBIT
     NUMBER         EXHIBIT TITLE
     -------        -------------

     3.2            Amended and Restated Bylaws

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



                                     INTERPLAY ENTERTAINMENT CORP.


Date:  August 8, 2008                By:       /S/ HERVE CAEN
                                            ----------------------------------
                                             Herve Caen,
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive and
                                             Financial and Accounting Officer)