Form 10-Q
period 2008-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2008-11-19
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2008
             -----                  --------------------------------------------

Common Stock, $0.001 par value                       105,855,634

As of September 30, 2008, 105,855,634 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2008

                                TABLE OF CONTENTS
                                 --------------



                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
            2008 (unaudited) and December 31, 2007                             3

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months ended September 30, 2008 and 2007
            (unaudited)                                                        4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2008 and 2007 (unaudited)          5

            Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15

Item 4T.    Controls and Procedures                                           16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 3.     Default Upon Senior Securities                                    17

Item 6.     Exhibits                                                          17

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                2008             2007
                                                 -------------    -------------
Current Assets:                                   (unaudited)
   Cash ......................................   $       5,000    $   1,138,000
   Trade receivables .........................           2,000           26,000
   Inventories ...............................           1,000            1,000
   Deposits ..................................           7,000            4,000
   Prepaid expenses ..........................          20,000           10,000
   Other receivables .........................          17,000           13,000
                                                 -------------    -------------
        Total current assets .................          52,000        1,192,000

Property and equipment, net ..................          51,000            9,000
                                                 -------------    -------------
Total assets .................................   $     103,000    $   1,201,000
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Account payable ...........................   $   1,013,000    $     911,000
   Accrued royalties .........................               0          200,000
   Deferred income ...........................         796,000          595,000
   Note Payable ..............................               0        1,045,000
   Note Payable to officer and directors .....         519,000          729,000
                                                 -------------    -------------
             Total current liabilities .......       2,328,000        3,480,000
                                                 -------------    -------------

Commitments and contingencies
Stockholders' Deficit:
   Preferred stock, $0.001 par value 5,000,000
        shares authorized; no shares issued
        or outstanding,
   Common stock, $0.001 par value 300,000,000
        shares authorized; 105,855,634 shares
        issued and outstanding ...............         106,000          104,000
   Paid-in capital ...........................     122,247,000      121,976,000
   Accumulated deficit .......................    (124,561,000)    (124,349,000)
   Accumulated other comprehensive (loss) ....         (17,000)         (10,000)
   Treasury stock of 4,658,216 shares ........               0                0
                                                 -------------    -------------
        Total stockholders' deficit ..........      (2,225,000)      (2,279,000)
                                                 -------------    -------------
Total liabilities and stockholders' deficit ..   $     103,000    $   1,201,000
                                                 =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                    2008             2007             2008             2007
                                               -------------    -------------    -------------    -------------
                                                           (In thousands, except per share amounts)
Revenues ...................................   $   1,083,000    $      47,000    $   1,187,000    $   5,940,000
                                               -------------    -------------    -------------    -------------
Cost of goods sold .........................            --             15,000            3,000           21,000
                                               -------------    -------------    -------------    -------------
   Gross profit ............................       1,083,000           32,000        1,184,000        5,919,000

Operating expenses:
   Marketing and sales .....................            --             55,000             --            245,000
   General and administrative ..............         313,000          266,000          982,000          859,000
   Product Development .....................          90,000             --            253,000             --
                                               -------------    -------------    -------------    -------------
      Total operating expenses .............         403,000          321,000        1,235,000        1,104,000
                                               -------------    -------------    -------------    -------------
Operating income (loss) ....................         680,000         (289,000)         (51,000)       4,815,000

Other income (expense):
   Interest expense ........................          (7,000)          (9,000)         (24,000)         (50,000)
   Other (Reversal of certain prior years
      accruals and accounts payable in 2007)         (49,000)         795,000         (137,000)       1,427,000
                                               -------------    -------------    -------------    -------------
Income before benefit for income taxes .....         624,000          497,000         (212,000)       6,192,000

Income taxes ...............................            --               --               --               --
                                               -------------    -------------    -------------    -------------
Net income .................................   $     624,000    $     497,000    $    (212,000)   $   6,192,000
                                               =============    =============    =============    =============


Net income (loss) per common share:
          Basic ............................   $        0.01    $        0.01    $       (0.00)   $        0.06
                                               =============    =============    =============    =============
          Diluted ..........................   $        0.01    $        0.00    $       (0.00)   $        0.06
                                               =============    =============    =============    =============

Shares used in calculating net income (loss)
   per common share:
          Basic ............................     101,198,000       99,197,000      101,198,000       99,197,000
                                               =============    =============    =============    =============
          Diluted ..........................     101,264,000      102,116,000      101,198,000      102,116,000
                                               =============    =============    =============    =============


                             See accompanying notes.

                        INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                      SEPT 30,
                                                            --------------------------
                                                                2008           2007
                                                            -----------    -----------
Cash flows from operating activities:
   Net (loss) income ....................................   $  (212,000)   $ 6,192,000
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization .....................         6,000          2,000
      Additional Paid in capital - Option Expense .......       273,000          2,000
      Reversal of prior years recorded liabilities ......             0     (1,234,000)

Changes in Operating assets and liabilities:
   Trade receivables, net ...............................        24,000     (1,567,000)
      Inventories .......................................             0              0
      Deposits ..........................................        (3,000)             0
      Prepaid expenses ..................................       (10,000)             0
      Other current assets, net .........................        (4,000)        (5,000)
      Other assets ......................................             0         10,000
      Accounts payable ..................................       107,000     (3,153,000)
      Accrued royalties .................................      (200,000)        30,000
      Note Payable Officer and Directors ................      (210,000)             0
      Note Payable ......................................             0         33,000
      Note Payable obligation exchanged for
         intellectual property ..........................    (1,050,000)             0
      Advances from distributors ........................       201,000        (36,000)
      Accumulated other compensation income .............        (7,000)        83,000
                                                            -----------    -----------
      Net cash provided by (used in) operating activities    (1,085,000)       357,000

Cash Flow from investing activities:
   Purchase of property and equipment ...................       (48,000)             0
                                                            -----------    -----------
      Net cash used in investing activities .............       (48,000)             0
                                                            -----------    -----------

Cash flows from financing activities:
   Repayment of debt ....................................             0       (389,000)
   Issuance of stock to reduce debt .....................             0              0
                                                            -----------    -----------
      Net cash provided by (used in) financing activities             0       (389,000)
                                                            -----------    -----------
   Effect of exchange rate changes on cash
      Net increase (decrease) in cash ...................    (1,133,000)       (32,000)

Cash, beginning of period ...............................   $ 1,138,000    $    50,000
                                                            -----------    -----------
Cash, end of period .....................................   $     5,000    $    18,000
                                                            ===========    ===========

Supplemental cash flow information:
   Cash paid for:
      Interest ..........................................   $         0    $         0
                                                            ===========    ===========


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

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

NOTE 2.  NOTE PAYABLE

    On July 24, 2008, the Company entered into an Option Exercise Agreement (the "Agreement") with Atari Interactive, Inc. ("Atari Interactive"). Under the Agreement, Atari Interactive and the Company settled outstanding disputes among them, including in connection with an existing Promissory Note dated August 19, 2004 of the Company in favor of Atari Interactive (the "Note"). Pursuant to the Agreement, Atari Interactive exercised an existing option to purchase, and purchased, from the Company intellectual property rights developed by the Company in connection with the Dungeons & Dragons games. The balance of all amounts due from the Company to Atari Interactive under the Note of approximately $1,050,000.00 was cancelled and terminated and was recognized as revenue.

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

    The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $519,000 in principal and interest remains outstanding under the demand notes as of September 30, 2008. Interest accrued on the demand notes as of September 30, 2008 was $24,000.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEES WHICH ARE CONSIDERED DEFERRED INCOME

    Non refundable advances received for future distribution and license rights as of September 30, 2008 amounted to $796,000.

NOTE 5.  SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

    Net revenues, exclusive of the "Fallout" intellectual property during 2007 and "Atari" note cancelation and termination in 2008, by geographic regions were as follows:

                              THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                          ----------------------------------------    ----------------------------------------
                                 2008                  2007                  2008                  2007
                          ----------------------------------------    ----------------------------------------
                           AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                          -------    -------    -------    -------    -------    -------    -------    -------
                                                         (Dollars in thousands)
North America .........   $     1          3%   $     1          2%   $     1          1%   $     5          3%
International .........        32         97%        46         98%       136         99%       185         97%
OEM, royalty &licensing         0          0%         0          0%         0          0%         0          0%
                          -------    -------    -------    -------    -------    -------    -------    -------
                          $    33        100%   $    47        100%   $   137        100%   $   190        100%
                          =======    =======    =======    =======    =======    =======    =======    =======

NOTE 6.  COMMON STOCK AND EMPLOYEE STOCK OPTIONS

STOCK-BASED COMPENSATION

    The Company utilizes SFAS No. 123(R), "SHARE-BASED PAYMENT" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards.

    At September 30, 2008, the Company has one stock-based employee compensation plan. 800,000 options were granted on May 20, 2008 to Eric Caen and Michel Welter respectively as Directors. Each was granted 250,000 options in lieu of cash compensation for directors' fees and 150,000 options for directors' fees. Such options have an exercise price of $0.175 and are exercisable consistently with the Company's stock option plan. On May 20, 2008 various employees received a total of 950,000 stock incentive options. Such options have an exercise price of $0.175 and are exercisable consistently with the Company's stock option plan. 5,000,000 10 year warrants were issued on May 20, 2008 at an exercise price of $0.175 to Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, to reduce his compensation to $250,000 through May 15, 2009. Stock-based employee compensation cost approximated $165,000 as reflected in net income (loss) for the three and nine months ended September 30, 2008.

EXERCISE OF WARRANTS

    On June 30, 2008, Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised 2,000,000 warrants issued in 2006 at an exercise price of 0.0279. These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest.



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

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                       2008                       2007
                                             -----------------------     -----------------------
                                                            (Dollars in thousands)

                                                            % OF NET                    % OF NET
                                               AMOUNT       REVENUES       AMOUNT       REVENUES
                                             ---------     ---------     ---------     ---------
NET REVENUES .............................   $   1,083           100%    $      47           100%
COST OF GOODS SOLD .......................        --               0%           15            32%
                                             ---------     ---------     ---------     ---------
     GROSS PROFIT ........................       1,083           100%           32            68%

OPERATING EXPENSES:
   MARKETING AND SALES ...................        --               0%           55           117%
   GENERAL AND ADMINISTRATIVE ............         313            29%          266           566%
   PRODUCT DEVELOPMENT ...................          90             8%         --               0%
                                             ---------     ---------     ---------     ---------
      TOTAL OPERATING EXPENSES ...........         403            37%          321           683%
                                             ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS) ..................         680            63%         (289)         (615)%

OTHER INCOME (EXPENSES):
   OTHER INCOME ..........................         (56)           (5)%         786         1,672%
   INCOME TAXES ..........................        --            --            --            --
                                             ---------     ---------     ---------     ---------
   NET INCOME ............................   $     624            58%    $     497         1,057%
                                             =========     =========     =========     =========

NET REVENUE BY GEOGRAPHIC REGION EXCLUSIVE
  OF THE SALE OF "FALLOUT" IN 2007 AND
  ATARI IN 2008:

NORTH AMERICA ............................           1             3%            1             2%
INTERNATIONAL ............................          32            97%           46            98%
OEM, ROYALTY & LICENSING .................        --               0%         --               0%
                                             ---------     ---------     ---------     ---------
                                             $      33           100%    $      47           100%
                                             =========     =========     =========     =========

NET REVENUE BY PLATFORM EXCLUSIVE OF THE
  SALE OF "FALLOUT" IN 2007 AND ATARI IN
  2008:

PERSONAL COMPUTERS .......................          33           100%           40            85%
VIDEO GAME CONSOLE .......................           0             0%            7            15%
OEM, ROYALTY & LICENSING .................           0             0%            0             0%
                                             ---------     ---------     ---------     ---------
                                             $      33           100%    $      47           100%
                                             =========     =========     =========     =========



                                                       NINE MONTHS ENDED SEPTEMBER 30
                                             --------------------------------------------------
                                                       2008                       2007
                                             -----------------------     ----------------------
                                                           (Dollars in thousands)

                                                            % OF NET                   % OF NET
                                               AMOUNT       REVENUES       AMOUNT      REVENUES
                                             ---------     ---------     ---------    ---------
NET REVENUES .............................   $   1,187           100%    $   5,940          100%
COST OF GOODS SOLD .......................           3             0%           21            0%
                                             ---------     ---------     ---------    ---------
     GROSS PROFIT ........................       1,184           100%        5,919          100%

OPERATING EXPENSES:
   MARKETING AND SALES ...................        --               0%          245            4%
   GENERAL AND ADMINISTRATIVE ............         982            83%          859           14%
   PRODUCT DEVELOPMENT ...................         253            21%         --              0%
                                             ---------     ---------     ---------    ---------
      TOTAL OPERATING EXPENSES ...........       1,235           104%        1,104           18%
                                             ---------     ---------     ---------    ---------

OPERATING INCOME (LOSS) ..................         (51)           (4)%       4,815           82%

OTHER INCOME (EXPENSES):
   OTHER INCOME ..........................        (161)          (14)%       1,377           23%
   INCOME TAXES ..........................        --            --            --           --
                                             ---------     ---------     ---------    ---------
   NET INCOME ............................   $    (212)          (18)%   $   6,192          105%
                                             =========     =========     =========    =========

NET REVENUE BY GEOGRAPHIC REGION EXCLUSIVE
  OF THE SALE OF "FALLOUT" IN 2007 AND
  ATARI IN 2008:

NORTH AMERICA ............................           1             1%            5            3%
INTERNATIONAL ............................         136            99%          185           97%
OEM, ROYALTY & LICENSING .................        --               0%         --              0%
                                             ---------     ---------     ---------    ---------
                                             $     137           100%    $     190          100%
                                             =========     =========     =========    =========

NET REVENUE BY PLATFORM EXCLUSIVE OF THE
  SALE OF "FALLOUT" IN 2007 AND ATARI IN
  2008:

PERSONAL COMPUTERS .......................         131            96%          169           89%
VIDEO GAME CONSOLE .......................           6             4%           21           11%
OEM, ROYALTY & LICENSING .................        --               0%         --              0%
                                             ---------     ---------     ---------    ---------
                                             $     137           100%    $     190          100%
                                             =========     =========     =========    =========

NET REVENUES

North American, International and OEM, Royalty and Licensing Net Revenues Exclusive of the sale of "Fallout" Intellectual Property in 2007 and "Atari" note cancelation and termination in 2008.

    Geographically, our net revenues for the three and nine months ended September 30, 2008 and 2007 break down as follows: (in thousands)


Three Months Ended September 30,     2008       2007       Change     % Change
--------------------------------   --------   --------    --------    --------
North America ..................   $      1   $      1    $      0           0%
International ..................         32         46         (14)        (30%)
OEM, Royalty & Licensing .......          0          0           0           0%
                                   --------   --------    --------    --------
Net Revenues ...................         33   $     47    $    (14)        (30%)


Nine Months Ended September 30,      2008       2007       Change     % Change
--------------------------------   --------   --------    --------    --------
North America ...................   $      1   $      5   $     (4)        (80%)
International ...................        136        185        (49)        (26%)
OEM, Royalty & Licensing ........          0          0          0           0%
                                    --------   --------   --------    --------
Net Revenues ....................   $    137   $    190   $    (53)        (28%)


    Net revenues for the three months ended September 30, 2008 were $33,000 a decrease of 30% compared to the same period in 2007. This decrease resulted from a 30% decrease in International net revenues.

    Net revenues for the nine months ended September 30, 2008 were $137,000, a decrease of 28% compared to the same period in 2007. This decrease resulted from a 80% decrease in North America net revenues and a 26% decrease in International net revenues due to the decrease in back catalog sales.

    North American net revenues for the three months ended September 30, 2008 were $1,000. There was no change in North American net revenues in 2008.

    North America net revenues for the nine months ended September 30, 2008 were $1,000. A decrease in North American net revenues in 2008 was mainly due to an 80% decrease in back catalog sales.

    International net revenues for the three months ended September 30, 2008 were $32,000. The decrease in International net revenues for the three months ended September 30, 2008 was mainly due to 30% decrease in back catalog sales.

    International net revenues for the nine months ended September 30, 2008 were $136,000. The decrease in International net revenue for the nine months ended September 30, 2008 was mainly due to a 26% decrease in back catalog sales.

PLATFORM NET REVENUES

    Our platform net revenues for the three and nine months ended September 30, 2008 and 2007 break down as follows exclusive of the sale of "Fallout" Intellectual Property and "Atari" note cancelation and termination: (in thousands)


Three Months Ended September 30,      2008       2007      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $     33   $     40   $     (7)        (18%)
Video Game Console ..............          0          7         (7)       (100%)
OEM, Royalty & Licensing ........          0          0          0           0
                                    --------   --------   --------    --------
Net Revenues ....................   $     33   $     47   $    (14)        (30%)


Nine Months Ended September 30,       2008       2007      Change     % Change
---------------------------------   --------   --------   --------    --------
Personal Computer ...............   $    131   $    169   $    (38)        (22%)
Video Game Console ..............          6         21        (15)        (72%)
OEM, Royalty & Licensing ........          0          0          0           0
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    137   $    190   $     53         (27)%


    PC net revenues for the three months ended September 30, 2008 were $33,000, a decrease of 18% compared to the same period in 2007. The decrease in PC net revenues in 2007 was primarily due to lower back catalog sales. Video game console net revenues were $0, a decrease of 100% for the three months ended September 30, 2008 compared to the same period in 2007, mainly due to lower back catalog sales.

    PC net revenues for the nine months ended September 30, 2008 were $131,000 a decrease of 22% compared to the same period in 2007. The decrease in PC net revenues in the nine months ended September 30, 2008 was primarily due to lower back catalog sales. Video Game console net revenues were $6,000 a decrease of 72% for the nine months ended September 30, 2008 compared to the same period in 2007, mainly due to lower back catalog sales.

COST OF GOODS SOLD; GROSS PROFIT MARGIN EXCLUSIVE OF THE SALE OF "FALLOUT" AND "ATARI".

    Our net revenues exclusive of the sale of "Fallout" intellectual property and "Atari" note cancelation and termination, cost of goods sold and gross margin for the three and nine months ended September 30, 2008 and 2007 breakdown as follows: (in thousands)

Three Months Ended September 30,      2008       2007      Change     % Change
--------------------------------    --------   --------   --------    --------
Net Revenues ....................   $     33   $     47   $    (14)        (30%)
Cost of Goods Sold ..............          0         15        (15)        100%
                                    --------   --------   --------    --------
Gross Profit Margin .............   $     33   $     32   $      1          (3%)


Nine Months Ended September 30,       2008       2007      Change     % Change
---------------------------------   --------   --------   --------    --------
Net Revenues ....................   $    137   $    190   $    (53)        (28%)
Cost of Goods Sold ..............          3         21        (18)        (86%)
                                    --------   --------   --------    --------
Gross Profit Margin .............   $    134   $    169   $    (35)        (21%)


Three Months Ended September 30,                2008        2007       Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%          0%
Cost of Goods Sold ........................          0%         32%        (32%)
                                              --------    --------    --------
Gross Profit Margin .......................        100%         68%        (32%)


Nine Months Ended September 30,                 2008        2007        Change
-------------------------------------------   --------    --------    --------
Net Revenues ..............................        100%        100%        100%
Cost of Goods Sold ........................          0%         11%        (11%)
                                              --------    --------    --------
Gross Profit Margin .......................        100%         89%         11%

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

    Our cost of goods sold decreased 100% to $0 in the three months ended September 30, 2008 compared to the same period in 2007.

    Our cost of goods sold decreased 86% to $3,000 in the nine months ended September 30, 2008 compared to the same period in 2007 mainly due to lower back catalog sales.

    Our gross margin increased to 100% for the three months ended September 30, 2008.

    Our gross margin increased to 100% for the nine months ended September 30, 2008 period from 89% in the comparable 2007 period.

    MARKETING AND SALES

    Our marketing and sales expense for the three months and nine months ended September 30, 2008 and 2007 break down as follows: (in thousands)

Marketing and Sales                 2008        2007       Change     % Change
------------------------------   ---------   ---------   ---------   ---------
Three Months Ended
   September 30 ..............   $       0   $      55   $     (55)       (100%)
Nine Months Ended
   September 30 ..............   $       0   $     245   $    (245)       (100%)

    Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended September 30, 2008 were $0. Marketing and sales expenses for the nine months ended September 30, 2008 were $0 a 100% decrease as compared to the same period during 2007.

    PRODUCT DEVELOPMENT

    Our Product Development expense for the three months ended September 30, 2008 and 2007 breakdown as follows: (in thousands)

Product Development                 2008        2007       Change     % Change
------------------------------   ---------   ---------   ---------   ---------
Three Months Ended
   September 30 ..............   $      90   $       0   $      90         100%
Nine Months Ended
   September 30 ..............   $     253   $       0   $     253         100%

    Product development expenses increased 100% to $90,000, an increase of 100% in the three months ended September 30, 2008 compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

    Our product development increased 100% to $253,000 for the nine months ended September 30, 2008 period compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

GENERAL AND ADMINISTRATIVE

    Our general and administrative expense for the three and nine months ended September 30, 2008 and 2007 break down as follows: (in thousands)

General and Administrative          2008        2007       Change     % Change
------------------------------   ---------   ---------   ---------   ---------
Three Months Ended
   September 30 ..............   $     313   $     266   $      47          18%
Nine Months Ended
   September 30 ..............   $     982   $     859   $     123          14%

    General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2008 were $313,000, an 18% increase as compared to the same period in 2007. The increase is mainly due to the increase in personnel costs and general expenses. General and administrative expenses for the nine months ended September 30, 2008 were $982,000 a 14% increase as compared to the same period in 2007. The increase is mainly due to increase in personnel costs and general expenses.

OTHER EXPENSE (INCOME), NET

    Our other expense (income) for the three months and nine months ended September 30, 2008 and 2007 break down as follows: (in thousands)

Other (Income) Expenses             2008        2007       Change      % Change
------------------------------   ---------   ---------    ---------   ---------
Three Months Ended
   September 30 ..............   $      56   $    (786)   $     842       1,073%
Nine Months Ended
   September 30 ..............   $     161   $  (1,377)   $   1,538       1,117%

    Other expenses for the three months ended September 30, 2008 consists primarily interest expense on debt in the amount of $7,000, foreign currency exchange transactions gains and losses $2,000, California Franchise Tax for the year ending 2007 in the amount of $39,000, expensing of employee options in the amount of $7,000 and miscellaneous expenses in the amount of $7,000 and rental income in the amount of ($6,000). Other expenses for the nine months ended September 30, 2008 was $161,000, comprised of interest expense on debt in the amount of $24,000, foreign currency exchange transactions and losses and additional miscellaneous write offs ($11,000), California Franchise Tax for the year ending 2007 $39,000 and rental income in the amount of ($18,000), reversal of bad debts ($38,000), and expensing of employee options $165,000.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2008, we had a working capital deficit of approximately $2.3 million, and our cash balance was approximately $5,000. We cannot continue to fund our current operations without obtaining additional financing or income.

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

    Our operating activities used cash of $1,133,000 million during the nine months ended September 30, 2008. We expect in the remainder of 2008 to enter into license arrangements and to seek funding for the development of games.

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

CONTRACTUAL OBLIGATIONS

    The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

---------------------------------------------------------------------------------------
                                          Less than     1 - 3       3 - 5     More than
CONTRACTUAL OBLIGATIONS         Total      1 Year       Years       Years      5 Years
---------------------------------------------------------------------------------------
Lease Commitments (1) .....   $      25   $      25   $       0   $       0   $       0
                              ---------   ---------   ---------   ---------   ---------
Total .....................   $      25   $      25   $       0   $       0   $       0
                              ---------   ---------   ---------   ---------   ---------

(1) We have a lease commitment at our Beverly Hills office through April 2008. The Company is currently on a month to month lease arrangement. We also have a lease commitment in Irvine for our new development offices through May 31, 2009. We also have a lease commitment at our French representation office through February 28, 2011 with an option for an additional 3 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have any derivative financial instruments as of September 30, 2008. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

    Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

    Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

    We recognized gains of $2,000 and $35,000 during the nine months ended September 30, 2008 and 2007 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

    There were no changes made in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 1.  LEGAL PROCEEDINGS

    On or about April 8, 2008 Glutton Creeper Games (GCG) filed a complaint against the Company in the Los Angeles Superior Court seeking damages in excess of $400,000 in connection with a non exclusive license agreement granting rights to GCG to develop a Pen and Paper game based on the pre-existing Fallout games. The complaint arose as a result of Bethesda and Zenimax sending cease and desist notices to GCG and the Company following their acquisition of certain of the Fallout property from the Company in 2007. On or about June 12, 2008, the Company filed a cross-complaint against Bethesda and Zenimax alleging causes of action for Tortuous Interference with an Existing Contract and Implied Indemnity. The Company claims that Bethesda and Zenimax improperly interfered with the Company's license agreement with GCG and are therefore liable for any and all damages that might be awarded to GCG. The court dismissed the cross-complaint without prejudice, due to lack of jurisdiction, allowing Interplay to pursue its claims against Bethesda and Zenimax in either Maryland or Delaware. Interplay continues to vigorously and aggressively defend GCG's claims against it, including conducting detailed discovery. Trial is set for March 11, 2009.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    See Note 2 to the Financial Information in Part I, which is incorporated herein by reference.

ITEM 6.  EXHIBITS

         (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

EXHIBIT
NUMBER                            EXHIBIT TITLE
------- ------------------------------------------------------------------------

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

3.6     Certificate  of  Amendment  of  Amended  and  Restated   Certificate  of
        Incorporation of the Company, as filed with the Delaware Secretary of State on July 2, 2008;

3.7     Certificate  of  Amendment  of  Amended  and  Restated   Certificate  of
        Incorporation of the Company, as filed with the Delaware Secretary of State on July 2, 2008;

3.8     Amended and restated Bylaws of the Company

10.8    Form  of  option   exercise   agreement  July  24,  2008  between  Atari
        Interactive Inc. and the Company.

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



                                    INTERPLAY ENTERTAINMENT CORP.


Date:  November 19, 2008            By:       /S/ HERVE CAEN
                                          ----------------------------------
                                          Herve Caen,
                                          Chief Executive Officer and
                                          Interim Chief Financial Officer
                                          (Principal Executive and
                                          Financial and Accounting Officer)