Form 10-K
period 2008-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2009-04-15
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X].

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

As of June 30, 2008, the aggregate market value of voting common stock held by non-affiliates was approximately $12,000,000 based upon the closing price of the Common Stock on that date.

Documents incorporated by reference

Portions of the Registrant's definitive proxy statement relating to its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days of the close of the Registrant's last fiscal year, are incorporated by reference into Part III of this report.

As of March 31, 2009, 108,140,301 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

             INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008


                                                                            PAGE
                                                                            ----
PART I

    Item 1.      Business                                                      3

    Item 1A.     Risk Factors                                                  6

    Item 2.      Properties                                                   12

    Item 3.      Legal Proceedings                                            12

    Item 4.      Submission of Matters to a Vote of Security Holders          12

PART II

    Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          13

    Item 6.      Selected Financial Data                                      15

    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          16

    Item 7A.     Quantitative and Qualitative Disclosure about
                 Market Risk                                                  25

    Item 8.      Consolidated Financial Statements and Supplementary
                 Data                                                         25

    Item 9A.(T)  Controls and Procedures                                      25

PART III

    Item 10.     Directors and Executive Officers of the Registrant           26

    Item 11.     Executive Compensation                                       26

    Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   27

    Item 13.     Certain Relationships and Related Transactions               27

    Item 14.     Principal Accounting Fees and Services                       27

PART IV

    Item 15.     Exhibits, Financial Statement Schedules.                     27

Signatures                                                                    28

Exhibit Index                                                                 29

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

     THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AS WELL AS CERTAIN ASSUMPTIONS. FOR EXAMPLE, ANY STATEMENTS REGARDING FUTURE CASH FLOW, CASH CONSTRAINTS, FINANCING ACTIVITIES, COST REDUCTION MEASURES, AND MERGERS, SALES OR ACQUISITIONS ARE FORWARD-LOOKING STATEMENTS AND THERE CAN BE NO
ASSURANCE THAT WE WILL AFFECT ANY OR ALL OF THESE OBJECTIVES IN THE FUTURE. ADDITIONAL RISKS AND UNCERTAINTIES THAT MAY AFFECT OUR FUTURE RESULTS ARE DISCUSSED IN MORE DETAIL IN THE SECTION TITLED "RISK FACTORS" IN "ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

     We own the intellectual property rights in several recognized video games and intend, to develop sequels to some of our most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK, for the current generation of video game consoles, personal computers and mobile platforms.

     We have sold "Fallout" to a third party and entered into, subject to satisfaction of various conditions, a license back which could allow us to create, develop and exploit a "Fallout" Massively Multiplayer Online Game. We are planning to exploit the license back of "Fallout" MMOG.

     During March 2009 we entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams will work together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game will utilize Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

     Our business and industry has certain risks and uncertainties. For a fuller discussion of the risk and uncertainties relating to our financial results, our business and our industry, please see the section titled "Risk Factors" in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our principal activities involve publishing of video game products, licensing of our intellectual property rights, online distribution, back catalog licensing and OEM/ merchandising.

PRODUCTS

     We publish and distribute interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound.

     Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases or a large enough number of potential subscribers for the investment to be economically viable. We are currently internally developing one new product and have four new products in early stage of design externally.

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

PRODUCT DEVELOPMENT

     We currently have four new products in early stages of development. We have reinitiated our in-house game development studio, and have hired game developers for this purpose.

     During the years ended December 31, 2008, 2007 and 2006, we spent $328,000, $18,000 and $0 respectively, on product research and development activities. Those amounts represented 24%, 0.3% and 0% respectively, of net revenues in each of those periods.

SEGMENT INFORMATION

     We operate primarily in one industry segment, the development, publishing and distribution of interactive entertainment software. For information regarding the revenues associated with our geographic segments, see Note 13 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

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

LICENSING

     We entered into various licensing agreements during 2008 under which we licensed others to exploit games that we have intellectual property rights to.

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

     We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Activision, Capcom, Eidos, Electronic Arts, Konami, Lucas Arts, Namco, Sega, Take-Two Interactive, THQ and Ubi Soft. In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, also compete directly with us or have strategic relationships with our competitors.

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

     As of December 31, 2008, we had 7 employees, including 4 in games development, and 3 in finance, general and administrative.

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

ADDITIONAL INFORMATION

           We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission or SEC. You may obtain copies of these reports via the Internet at the SEC's homepage located at www.sec.gov. You may also go to our Internet address located at www.interplay.com/investors/ and go to "SEC filings" which will link you to the SEC's homepage for our filed reports. In addition, copies of the reports we file with the SEC may also be obtained at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.

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

     As of December 31, 2008, our cash balance was approximately $0 and our working capital deficit totaled approximately $2.4 million. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition. These measures could have a material adverse effect on our ability to continue as a going concern. Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders. When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors. Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty. For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value. If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

WE HAVE A HISTORY OF LOSSES, AND MAY HAVE TO FURTHER REDUCE OUR COSTS BY CURTAILING FUTURE OPERATIONS TO CONTINUE AS A BUSINESS.

     For the year ended December 31, 2008, our net loss was $493,000. As of December 31, 2008 we had an accumulated deficit of $2.4 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors. Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products' commercial success. If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources. These measures could include selling or consolidating certain operations or assets, and delaying, canceling or further scaling back operations. These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

OUR ABILITY TO EFFECT A FINANCING TRANSACTION TO FUND OUR OPERATIONS COULD ADVERSELY AFFECT THE VALUE OF YOUR STOCK.

     If we are not acquired by or merge with another entity or if we are not able to raise additional capital by sale or license of certain of our assets, we may need to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing. To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. Our certificate of incorporation provides for the issuance of preferred stock however we currently do not have any preferred stock issued and outstanding. Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock. Material shortage of capital may require us to take steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

FINANCIAL PLANNING AND DEVELOPMENT S.A. ("FPD") CONTROLS A MAJORITY OF OUR VOTING STOCK AND CAN ELECT A MAJORITY OF OUR BOARD OF DIRECTORS AND PREVENT AN ACQUISITION OF US THAT IS FAVORABLE TO OUR OTHER STOCKHOLDERS. ALTERNATIVELY, FPD CAN ALSO CAUSE A SALE OF CONTROL OF OUR COMPANY THAT MAY NOT BE FAVORABLE TO OUR OTHER STOCKHOLDERS.

     FPD owns approximately 58 million shares of common stock. As a consequence, FPD can control substantially all matters requiring stockholder approval, including the election of directors, subject to our stockholders' cumulative voting rights, and the approval of mergers or other business combination transactions. This concentration of voting power could discourage or prevent a change in control that otherwise could result in a premium in the price of our common stock. Further, FPD can cause a sale of control of our Company that may not be favorable to our stockholders. Such a sale, including if it involves a dispersion of shares to multiple stockholders, further could have the effect of making any business combination, or a sale of all of our shares as a whole, more difficult.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP A "FALLOUT" MMOG.

     We need to satisfy various conditions to maintain our license back of "Fallout" MMOG. If we have failed or fail to do so (see Legal Proceedings below), our license back may be terminated and we will not be able to develop a "Fallout" MMOG.

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

     Our net revenues from international sales accounted for approximately 17% and 4% of our total net revenues for years ended December 31, 2008 and 2007, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

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

ITEM 2.    PROPERTIES

     The Company's headquarters are located in Beverly Hills, California, where we lease approximately 3,100 square feet of office space. The facility is leased on a month to month basis since April 2008. The Company's development studio is located in Irvine, California, where we lease approximately 1,700 square feet of office space. We also have a representation office in France.

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

     The litigation  with Glutton  Creeper was settled in April 2009.

     Interplay recently received notice that Bethesda Softworks, LLC ("Bethesda") intends to terminate the trademark license agreement between Bethesda and Interplay which was entered into April 4, 2007 for the development of FALLOUT MMOG. Despite the fact that no formal action is currently pending, Bethesda claims that Interplay is in breach of the trademark license agreement for failure to commence fill scale development of same by April 4, 2009 and to secure certain funding for the MMOG. Interplay adamantly disputes these claims. Although the potential damages are currently unknown, if Bethesda ultimately prevails and cancels the trademark license agreement, Interplay would lose its license back of the "Fallout" MMOG and any damages resulting therefrom are unknown at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company trades on the NASD-operated Over-the-Counter Bulletin Board. Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol "IPLY." At March 30, 2009, there were 97 holders of record of our common stock.

           The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

FOR THE YEAR ENDED DECEMBER 31, 2008                      HIGH               LOW
------------------------------------                      ----              ----

First Quarter ..............................              $.08              $.07
Second Quarter .............................               .20               .07
Third Quarter ..............................               .17               .12
Fourth Quarter .............................               .13               .07

FOR THE YEAR ENDED DECEMBER 31, 2007                      HIGH               LOW
------------------------------------                      ----              ----

First Quarter ..............................              $.17              $.05
Second Quarter .............................               .15               .06
Third Quarter ..............................               .09               .05
Fourth Quarter .............................               .12               .06

DIVIDEND POLICY

     It is not currently our policy to pay dividends.

STOCK COMPENSATION PLANS

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

                                                                                Number of securities
                                                                              remaining available for
                           Number of securities to     Weighted-average        future issuance under
                           be issued upon exercise     exercise price of     equity compensation plans
                           of outstanding options,   outstanding options,      (excluding securities
      Plan Category          warrants and rights      warrants and rights     reflected in column (a))
-------------------------- ------------------------- ---------------------- -----------------------------
                                     (a)                      (b)                        (c)
Equity compensation
plans approved by
security holders                          3,160,000                  0.074                     6,840,000

Issuance of Warrants for
services and other
compensation not
approved by security
holders                                   9,150,298                  0.290                            --
                           ------------------------- ---------------------- -----------------------------
Total                                    12,310,298                                            6,840,000
                           ========================= ====================== =============================


     We have one stock option plan currently outstanding. Under the 1997 Stock Incentive Plan, as amended (the "1997 Plan"), we may grant up to 10 million options to our employees, consultants and directors, which generally vest from three to five years.

     There were differences between the exercise price and the estimated fair market value which was recorded as compensation expense in the amount of $199,000, $12,000 and $38,000, respectively, for financial reporting purposes.

PERFORMANCE GRAPH

     The following graph compares the cumulative 5-year total return attained by shareholders on Interplay Entertainment Corp.'s common stock versus the cumulative total returns of the NASDAQ Composite index, and two customized peer groups of nine companies and eleven companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends), if any, is assumed to have been made in the Company's common stock, in each of the peer groups, and the index on 12/31/2003 and its relative performance is tracked through 12/31/2008.

     (1.) The Company's old customized peer group includes nine companies which are: Activision Blizzard Inco, Electronic Arts Inc, Futuremedia PLC, Giant Interactive Group Inc, Majesco Entertainment Company, Shanda Interactive Entertainment Limited, Take Two Interactive Software Inc, THQ Inc and Webzen Inc.

     (2.) There are eleven Companies included in the company's new customized peer group which are: Activision Blizzard Inco, Electronic Arts Inc, Futuremedia PLC, Giant Interactive Group Inc, GLU Mobile Inc, Majesco Entertainment Company, Shanda Interactive Entertainment Limited, Southpeak Interactive Corp., Take Two Interactive Software Inc, THQ Inc and Webzen Inc.


                           [PERFORMANCE GRAPH OMITTED]

-------------------------------------------------------------------------------------------------------
                                     12/03       12/04       12/05       12/06       12/07       12/08
-------------------------------------------------------------------------------------------------------
INTERPLAY ENTERTAINMENT CORP.       100.00       18.67       10.67      180.00      106.67      106.67
NASDAQ COMPOSITE                    100.00      109.96      112.90      126.64      138.40       80.76
OLD PEER GROUP                      100.00      130.63      110.98      116.38      146.35       59.51
NEW PEER GROUP                      100.00      130.63      110.98      116.38      146.35       59.31

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

     In any of our filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended that incorporate this performance graph and the data related thereto by reference, this performance graph and data related thereto will be considered excluded from the incorporation by reference and will not be deemed a part of any such other filing unless we expressly state that the performance graph and the data related thereto is so incorporated.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheets data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Report.

                                                                       YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                             2008         2007        2006         2005
                                                          ---------    ---------   ---------    ---------
                                                                (Dollars in thousands, except share
                                                                      and per share amounts)
STATEMENTS OF OPERATIONS DATA:
Net revenues ..........................................   $   1,378    $   6,001   $     967    $   7,158
Cost of goods sold ....................................          12            8         167          478
                                                          ---------    ---------   ---------    ---------
Gross profit ..........................................       1,366        5,993         800        6,680
Operating expenses ....................................       1,820        1,538       2,069        3,197
                                                          ---------    ---------   ---------    ---------
Operating (income) loss ...............................        (454)       4,455      (1,269)       3,483
Other income (expense) ................................         (39)       1,401       4,348        2,445
                                                          ---------    ---------   ---------    ---------
Income (loss) before income taxes .....................        (493)       5,856       3,079        5,928
Provision (benefit) for income taxes ..................        --           --          --           --
                                                          ---------    ---------   ---------    ---------
Net income (loss) .....................................   $    (493)   $   5,856   $   3,079    $   5,928
                                                          =========    =========   =========    =========

Cumulative dividend on participating preferred stock ..   $    --      $    --     $    --      $    --
Accretion of warrant ..................................        --           --          --           --
                                                          ---------    ---------   ---------    ---------
Net income (loss) available to common stockholders ....   $    (493)   $   5,856   $   3,079    $   5,928
                                                          =========    =========   =========    =========
Net income (loss) per common share:
     Basic ............................................   $  (0.042)   $   0.059   $   0.030    $   0.063
     Diluted ..........................................   $  (0.042)   $   0.057   $   0.030    $   0.063
Shares used in calculating net income (loss) per common
     share - basic ....................................     103,482       99,197     100,513       93,856
Shares used in calculating net income (loss) per common
     share - diluted ..................................     103,482      102,028     102,603       93,856
SELECTED OPERATING DATA:
Net revenues by geographic region:
     North America ....................................   $      89    $       5   $     203    $   2,885
     International ....................................         239          246         632        4,056
     OEM, royalty and licensing .......................        --           --           132          217
     Other ............................................       1,050        5,750        --           --

Net revenues by platform:
     Personal computer ................................   $     261    $     222   $     456    $     631
     Video game console ...............................          67           29         379          971
     OEM, royalty and licensing .......................        --           --           132          217
     Recognition of Revenue from expired contracts ....        --           --          --          4,574
     Other ............................................       1,050        5,750        --           --
     Online licensing .................................        --           --          --            768
                                                                             DECEMBER 31,
                                                          -----------------------------------------------
                                                             2008         2007        2006         2005
                                                          ---------    ---------   ---------    ---------
BALANCE SHEETS DATA:                                                   (Dollars in thousands)
Working capital (deficiency) ..........................   $  (2,415)   $  (2,279)  $  (8,098)   $ (11,497)
Total assets ..........................................         163        1,201         323          673
Total debt ............................................       2,520        3,480       8,410       12,163
Stockholders' equity  (deficit) .......................      (2,357)      (2,279)     (8,087)     (11,490)

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

     The  accompanying  consolidated  financial  statements  have been  prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Report of our Independent Auditors for the December 31, 2008 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     We entered into various licensing agreements during 2008 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2009 to enter into similar license arrangements to generate cash for the Company's operations.

     During 2007 we sold "Fallout" to a third party and entered into subject to satisfaction of various conditions a license back which could allow us to create, develop and exploit a "Fallout" Massively Multiplayer Online Game. We are planning to exploit the license back of "Fallout" MMOG.

     We have entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams will work together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game will utilize Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

     We are now focused on a two-pronged growth strategy. While we are working on the development of a MMOG code named: "Project:V13", we are at the same time exploring ways to leverage our portfolio of gaming properties through sequels and various development and publishing arrangements. We are planning, if we enter into adequate transactions, to develop or have developed sequels to some of our most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK. We have reinitiated our in-house game development studio, and are hiring game developers.

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

RESULTS OF OPERATIONS

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

                                                           YEARS ENDED DECEMBER 31,
                                                         ---------------------------
                                                          2008       2007      2006
                                                         ------     ------    ------
STATEMENTS OF OPERATIONS DATA:
Net revenues .........................................      100%       100%      100%
Cost of goods sold ...................................     --         --          17
                                                         ------     ------    ------
Gross margin .........................................      100        100        83
Operating expenses:
     Marketing and sales .............................     --            4        52
     General and administrative ......................      108         21       161
     Product development .............................       24       --        --
                                                         ------     ------    ------
     Total operating expenses ........................      132         25       213
                                                         ------     ------    ------
Operating income (loss) ..............................      (32)        75      (130)
Other income (expense) ...............................       (3)        25       449
                                                         ------     ------    ------
Income (loss) before provision for  income taxes .....      (35)       100       319
Provision for income taxes ...........................     --         --        --
                                                         ------     ------    ------
Net income (loss) ....................................      (35)%      100%      319%
                                                         ======     ======    ======
SELECTED OPERATING DATA:
Net revenues by segment:
     North America ...................................        6%        96%       21%
     International ...................................       17          4        66
     OEM, royalty and licensing ......................        0       --          13
     Other ...........................................       76       --        --
                                                         ------     ------    ------
                                                            100%       100%      100%
                                                         ======     ======    ======
Net revenues by platform:
     Personal computer ...............................       19%         4%       47%
     Video game console ..............................        5       --          39
     OEM, royalty and licensing ......................     --         --          14
     Other ...........................................       76         96      --
                                                         ------     ------    ------
                                                            100%       100%      100%
                                                         ======     ======    ======


     Geographically, our net revenues for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      Change     % Change
                                    --------   --------   --------    --------
North America ...................   $  1,139   $  5,755   $ (4,616)     (80.20)%

International ...................        239        246         (7)         (3)%

OEM, Royalty & Licensing ........          0          0          0           0%
                                    --------   --------   --------
Net Revenues ....................   $  1,378   $  6,001   $ (4,623)        (77)%
                                    ========   ========   ========

     Geographically, our net revenues for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
                                    --------   --------   --------    --------
North America ...................   $  5,755   $    203   $  5,552       2,734%

International ...................        246        632       (386)      (61.1)%

OEM, Royalty & Licensing ........          0        132       (132)        100%
                                    --------   --------   --------
Net Revenues ....................   $  6,001   $    967   $  5,034         520%
                                    ========   ========   ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Net revenues for the year ended December 31, 2008 were $1,378,000, a decrease of 77% compared to the same period in 2007. The Company had $1,050,000 in revenue from Atari Interactive exercising an existing option to purchase, from the Company intellectual property rights developed by the Company with the Dungeon & Dragons games, with the balance due from the Company to Atari Interactive under a Note of $1,050,000 being cancelled. This decrease resulted from a 80.2% decrease significantly effected by the non recurring Fallout transaction in 2007 in North American net revenue, and a 3% decrease in International net revenue, royalty and licensing revenues and a 0% decrease in OEM net revenue.

     Net revenues for the year ended December 31, 2007 were $6,001,000, an increase of 520% compared to the same period in 2006. The Company had $5,750,000 in income from recognition of the sale of "Fallout" and $5,000 in North American royalties earned. This increase resulted from a 2,734% increase in North American net revenue due to the sale of "Fallout" and a 61.1% decrease in International net revenue, royalty and licensing revenues and a 100% decrease in OEM net revenue.

     North American net revenues for the year ended December 31, 2008 were $1,139,000 as compared to $5,755,000 for the year ended December 31, 2007. The Company had $1,050,000 from Atari Interactive exercising an existing option and $89,000 in North American royalties earned in 2008.

     North American net revenues for the year ended December 31, 2007 were $5,755,000 as compared to $203,000 for the year ended December 31, 2006. The Company had $5,750,000 in income from recognition of the sale of "Fallout" and $5,000 in North American royalties earned in 2007.

     International net revenues for the year ended December 31, 2008 were $239,000, a decrease of $7,000 as compared to International net revenues for the year ended December 31, 2007. The decrease in International net revenues compared to the year ended December 31, 2007 was mainly due to a 3.0% decrease in back catalog sales.

     International net revenues for the year ended December 31, 2007 were $246,000, a decrease of $386,000 as compared to International net revenues for the year ended December 31, 2006. The decrease in International net revenues compared to the year ended December 31, 2006 was mainly due to a 61.1% decrease in back catalog sales.

     OEM, royalty and licensing net revenues for the years ended December 31, 2008 were $0, no change from the year ended December 31, 2007.

     OEM, royalty and licensing net revenues for the years ended December 31, 2007 were $0, a decrease of $132,000 as compared to the same period in 2006. The decrease in OEM business was mainly attributable to our reorganization.

PUBLISHING NET REVENUES BY PLATFORM, ATARI OPTION EXERCISE AGREEMENT", CONTRACTS AND LICENSING DEALS NET REVENUES

     Our publishing net revenues by platform, contracts and licensing deals net revenues for the years ended December 31, 2008 and 2007 breakdown as follows:
(in thousands)

                                      2008       2007      Change     % Change
                                    --------   --------   --------    --------
Personal Computer ...............   $    261   $    222   $     39        17.4%
Video Game Console ..............         67         29         38         131%
OEM, Royalty & Licensing ........          0          0          0           0
Other ...........................      1,050(1)   5,750(2)   4,700       (82.0)%
                                    --------   --------   --------
Net Revenues ....................   $  1,378   $  6,001   $ (4,623)        (77)%
                                    ========   ========   ========

     (1)  Recognition of Revenue of Atari Option Exercise Agreement.
     (2)  Recognition of Revenue on the sale of "Fallout" transaction.

     PC net revenues for PC net revenues the year ended December 31, 2008 were $261,000, an increase of 17.4% compared to the same period in 2007. The increase in PC net revenues in 2008 was primarily due to an increase in back catalog sales.

     Our video game console net revenues for the year ended December 31, 2008 were $67,000 an increase of 131% compared to the same period in 2007, mainly due to an increase in back catalog sales.

     The Company had $1,050,000 in income from Atari Interactive exercising an existing option as a onetime non-recurring event.

     Our publishing net revenues by platform, sale of "Fallout" contracts and licensing deals net revenues for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
                                    --------   --------   --------    --------
Personal Computer ...............   $    222   $    456   $   (234)      (51.3%)
Video Game Console ..............         29        379       (350)      (92.3%)
OEM, Royalty & Licensing ........          0        132       (132)       (100%)
Recognition of revenue on
  the sale of "Fallout" .........      5,750          0      5,750         100%
                                    --------   --------   --------
Net Revenues ....................   $  6,001   $    967   $  5,034         520%
                                    ========   ========   ========


     PC net revenues for the year ended December 31, 2007 were $222,000, a decrease of 51.3 % compared to the same period in 2006. The decrease in PC net revenues in 2007 was primarily due to lower back catalog sales.

     Our video game console net revenues for the year ended December 31, 2007 were $29,000 a decrease of 92.3% compared to the same period in 2006, mainly due to lower back catalog sales.

     In 2007 the Company had $5,750,000 in income from recognition of the sale of "Fallout" as a onetime non- recurring event

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

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      Change     % Change
                                    --------   --------   --------    --------
Net Revenues ....................   $  1,378   $  6,001   $ (4,623)      (77.0)%
Cost of Goods Sold ..............         12          8         (4)      (50.0)%
                                    --------   --------   --------
Gross Margin ....................   $  1,366   $  5,993   $ (4,627)      (77.2)%
                                    ========   ========   ========

     Our cost of goods sold increased to $12,000 in the year ended December 31, 2008 compared to $8,000 in the same period in 2007. Our gross margin decreased to $1,366,000 for the twelve months ended December 31, 2008 from $5,993,000 in the comparable period in 2007. The decrease in gross margin was mainly attributable to our sale of " Fallout" in 2007.

     Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
                                    --------   --------   --------    --------
Net Revenues ....................   $  6,001   $    967   $  5,034)      520.5%
Cost of Goods Sold ..............          8        167       (159)      (95.2%)
                                    --------   --------   --------    --------
Gross Margin ....................   $  5,993   $    800   $ (5,193)      649.1%)
                                    ========   ========   ========    ========

     Our cost of goods sold decreased to $8,000 in the year ended December 31, 2007 compared to $167,000 in the same period in 2006. We expect our cost of goods sold to increase in 2007 as compared to 2006 because we anticipate new product releases.

     Our gross margin increased to $5,993,000 for the twelve months ended December 31, 2007 from $800,000 in the comparable period in 2006. The increase in gross margin was mainly attributable to our sale of "Fallout".

MARKETING AND SALES

     Our marketing and sales expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                      2008       2007      Change     % Change
                                    --------   --------   --------    --------

Marketing and Sales ............    $      0   $    245   $   (245)        100%


     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2008 were $0, a 100.00% decrease as compared to the same period in 2007.

     Our marketing and sales expenses for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
                                    --------   --------   --------    --------

Marketing and Sales ............    $    245   $    509   $   (264)      (51.9%)


     Marketing and sales expenses for the twelve months ended December 31, 2007 were $245,000, a 51.9% decrease as compared to the 2006 period due to discontinuing of the business of Interplay Japan.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                        2008       2007      Change     % Change
                                      --------   --------   --------    --------

General and Administrative ........   $  1,492   $  1,275   $    217         17%


     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, and other related operating expenses. General and administrative expenses for the year ended December 31, 2008 were $1.5 million, a 17% increase as compared to the same period in 2007.

     Our general and administrative expenses for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007       2006      Change     % Change
                                    --------   --------   --------    --------

General and Administrative ........ $  1,274   $  1,560   $   (286)     (18.34%)


     General and administrative expenses for the year ended December 31, 2007 were $1.3 million, a 18.3% decrease as compared to the same period in 2006. The decrease is mainly due to decreases in personnel costs and general expenses as a result of a reduction in the administrative personnel and CEO compensation during 2007.

PRODUCT DEVELOPMENT

     Our product development expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                        2008       2007      Change     % Change
                                      --------   --------   --------    --------

Product Development ...............   $    328   $     18   $    310      172.2%

     Product development expenses for the year ended December 31, 2008 were $ 328,000, a 172.2% increase as compared to the same period in 2007. This increase was mainly due to the hiring of a software development team in the first quarter of 2008.

     Our product development expenses for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                       2007       2006      Change     % Change
                                     --------   --------   --------    --------

Product Development ..............   $     18   $      0   $     18     (100.0%)


     Product development expenses for the year ended December 31, 2007 were $ 18,000, a 100% increase as compared to the same period in 2006. This increase was mainly due to the hiring of a software developer in the fourth quarter of 2007.

OTHER EXPENSE (INCOME), NET

     Our other expense for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

                                        2008       2007      Change     % Change
                                      --------   --------   --------    --------

Other Expense (Income) ...........    $     39   $ (1,401)  $  1,440      1,027%


     Other income consists primarily of interest expense on debt in the amount of $35,000, California Franchise Tax (Alternative Minimum Tax) for the year ended 2007 in the amount of $39,000, bad debt expenses in the amount of $6,000, litigation reserve in the amount of $31,000, foreign currency exchange transactions gains of($9,000), reversal of bad debts ($34,000), rental income in the amount of ($24,000) and interest income in the amount of ($7,000) and additional miscellaneous adjustments of $2,000.

     Our other expense for the years ended December 31, 2007 and 2006 breakdown as follows: (in thousands)

                                      2007        2006       Change     % Change
                                    --------    --------    --------    --------

Other Expense (Income) ..........   $ (1,401)   $ (4,348)   $ (2,947)    (67.8%)


     Other income consists primarily of reversal and adjustments to certain accrual and accounts payables in the amount of $1,425,000, interest expense on debt in the amount of $59,000, foreign currency exchange transactions gains and losses, and rental income in the amount of $73,000 and bad debts of $38,000. The decrease is attributable to reversals of a smaller amount of prior year accruals.

PROVISION (BENEFIT) FOR INCOME TAXES

     We recorded no tax provision for the years ended December 31, 2008, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2008, we had a working capital deficit of approximately $2,400,000, and our cash balance was approximately $0. In any event, we cannot continue to fund our current operations without obtaining additional financing or income.

     We sold "Fallout" to a third party and entered into subject to satisfaction of various condition the license back which could allow us to create, develop and exploit a "Fallout" MMOG. We are planning to exploit the license back of "Fallout" MMOG.

     We have entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams will work together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game will utilize Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project

     We are exploring ways to leverage our portfolio of gaming properties through sequels and various development and publishing arrangements. We are planning, if we can obtain financing, to develop sequels to some of our most successful games, including Earthworm Jim, Dark Alliance, Descent and MDK. We have reinitiated our in-house game development studio, and have hired game developers. Initial funding for these steps was l mainly derived from the remaining proceeds from the sale of "Fallout".

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

     Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of $1,162,000 during the twelve months ended December 31, 2008. Atari Interactive exercised an existing option to purchase, from the Company intellectual property rights developed by the Company in connection with Dungeons & Dragons games and the balance of all amounts due from the Company to Atari Interactive under a note of approximately $1,050,000 was cancelled and terminated..

     We entered into various licensing agreements during 2008 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2009 to enter into similar license arrangements to generate cash for the Company's operations.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

----------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       TOTAL         LESS THAN       1 - 3       3 - 5     MORE THAN
                                             1 YEAR         YEARS       YEARS      5 YEARS
----------------------------------------------------------------------------------------------
Lease Commitments (1)           22             14             8           0           0
----------------------------------------------------------------------------------------------

(1) We had a lease commitment at the Beverly Hills office through April 2008. The Company is presently in negotiations to extend that lease but no commitments have been made. We also have a lease commitment in Irvine for our new development offices through March 31, 2009. We also have a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2008. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our risk associated with foreign currency fluctuations.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

     We recognized a $9,000 gain, $60,000 loss and $9,000 loss during the years ended December 31, 2008, 2007 and 2006, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from foreign distributors or licensees.

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or reasonably likely to materially affect these controls.

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

     Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in Item10 is incorporated herein by reference to the section entitled "Proposal One ---- Election of Directors" contained in the Proxy Statement ( the "Proxy Statement") for the 2009 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2008.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Beverly Hills, California this 31st day of April, XX 2009.

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

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

   /s/ Herve Caen
_________________________    Chief Executive Officer, Interim     April 15, 2009
Herve Caen                   Chief Financial Officer and
                             Director (Principal Executive
                             and Financial and Accounting
                             Officer)

   /s/ Eric Caen
_________________________    Director                             April 15, 2009
Eric Caen

   /s/ Michel Welter
_________________________    Director                             April 15, 2009
Michel Welter

   /s/ Alberto Haddad
_________________________    Director                             April 15, 2009
   Alberto Haddad

   /s/ Xavier de Portal
_________________________    Director                             April 15, 2009
Xavier de Portal

                                  EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION
-------                               -----------

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

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on January 21, 2004; (incorporated herein by reference to Exhibit
         3.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008).

3.6 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 1, 2008; (incorporated herein by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

3.7 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 1, 2008; (incorporated herein by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

3.8 Amended and Restated Bylaws of the Company; (incorporated herein by reference to Exhibit 3.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

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

10.07 Form of Option exercise agreement dated July 24,2008 between Atari Interactive Inc. and the Company.; (incorporated herein by reference to exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND REPORT OF INDEPENDENT AUDITOR



                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets at December 31, 2008 and 2007                    F-3

Consolidated Statements of Operations for the years ended
     December 31, 2008 2007 and 2006                                         F-4

Consolidated Statements of Stockholder's Equity (Deficit) and
     Comprehensive Income (loss) for the years ended
     December 31, 2008, 2007, 2006                                           F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2008, 2007 and 2006                                        F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts                              S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

     I have audited the consolidated balance sheets of Interplay Entertainment Corp. (a majority-owned subsidiary of Financial Planning and Development S.A. ) and Subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income(loss)and cash flows each of the years in the three year period ending December 31, 2008. My audit included the schedule of valuation and qualifying accounts for the years ended December 31, 2008 and 2007and 2006. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and the schedule based on my audit.

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

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interplay Entertainment Corp. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three year period ending December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in my opinion the related financial statement schedule for the years ended December 31, 2008, 2007 and 2006 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, a history of losses, negative working capital of $2,405,000 and stockholders' deficit of $2,302,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcomes of these uncertainties.

/S/ JEFFREY S. GILBERT
----------------------------
JEFFREY S. GILBERT

Los Angeles, California
April 15, 2009

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                          ------------------------------
                          ASSETS                               2008            2007
                                                          -------------    -------------
Current Assets:
     Cash .............................................   $           0    $   1,138,000
     Trade receivables, net of allowances
         of $6,000 and $37,000, respectively ..........          87,000           26,000
     Inventories ......................................           1,000            1,000
     Deposits .........................................           7,000            4,000
     Prepaid expenses .................................          11,000           10,000
     Other receivables ................................           9,000           13,000
                                                          -------------    -------------
        Total current assets ..........................         115,000        1,192,000

Property and equipment, net ...........................          48,000            9,000
                                                          -------------    -------------
          Total  assets ...............................   $     163,000    $   1,201,000
                                                          =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Drawings in excess of cash balances ..............   $      24,000    $           0
     Convertible note payable .........................          53,000        1,045,000
     Notes payable officer and directors ..............         469,000          729,000
     Accounts payable .................................       1,186,000          911,000
     Accrued royalties ................................          23,000          200,000
     Deferred income ..................................         710,000          595,000

                                                          -------------    -------------
        Total current liabilities .....................       2,465,000        3,480,000
                                                          -------------    -------------

Commitments and contingencies
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value 5,000,000 shares
        authorized; no shares issued or outstanding,
        respectively,
     Common stock, $0.001 par value 300,000,000 shares
        authorized; issued and outstanding 108,140,301
        shares in 2008 and 103,855,634 shares in 2007 .         108,000          104,000
     Paid-in capital ..................................     122,309,000      121,976,000
     Accumulated deficit ..............................    (124,842,000)    (124,349,000)
     Accumulated other comprehensive income ...........         123,000          (10,000)
     Treasury stock of 4,658,216 shares at December 31,
        2008 and 2007
                                                          -------------    -------------
        Total stockholders' (deficit) .................      (2,302,000)      (2,279,000)
                                                          -------------    -------------
          Total liabilities and stockholders' (deficit)   $     163,000    $   1,201,000
                                                          =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                 2008                2007                2006
                                           ----------------    ----------------    ----------------
Revenue ................................   $      1,378,000    $     6,001,0000    $        967,000
Cost of goods sold .....................             12,000               8,000             167,000
                                           ----------------    ----------------    ----------------
   Gross profit ........................          1,366,000           5,993,000             800,000
                                           ----------------    ----------------    ----------------

Operating expenses:
   Marketing and sales .................               --               245,000             509,000
   General and administrative ..........          1,492,000           1,275,000           1,560,000
   Product development .................            328,000              18,000                --
                                           ----------------    ----------------    ----------------
      Total operating expenses .........          1,820,000           1,538,000           2,069,000
                                           ----------------    ----------------    ----------------

      Operating income (loss) ..........           (454,000)          4,455,000          (1,269,000)
                                           ----------------    ----------------    ----------------

Other income (expense):
   Interest expense ....................            (35,000)            (59,000)           (139,000)
   Other (primarily reversal in 2007
      and 2006 of prior year recorded
      liabilities and settlements) .....             (4,000)          1,460,000           4,487,000
                                           ----------------    ----------------    ----------------
      Total other income (expense) .....            (39,000)          1,401,000           4,348,000
                                           ----------------    ----------------    ----------------

Income (loss) before provision (benefit)
      for income taxes .................           (493,000)          5,856,000           3,079,000
Provision (benefit) for income taxes ...               --                  --                  --
                                           ----------------    ----------------    ----------------

Net income (loss) ......................   $       (493,000)   $      5,856,000    $      3,079,000
                                           ================    ================    ================

Net income (loss) per common share:
Basic ..................................   $         (0.004)   $          0.059    $          0.032
                                           ================    ================    ================
Diluted ................................   $         (0.004)   $          0.057    $          0.032
                                           ================    ================    ================

Weighted average number of shares used
   in calculating net income (loss) per
   common share:
Basic ..................................        103,482,000          99,197,000          95,030,000
                                           ================    ================    ================
Diluted ................................        103,482,000         102,027,000          97,120,000
                                           ================    ================    ================

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
                             (DOLLARS IN THOUSANDS)


                                            PREFERRED STOCK                   COMMON STOCK
                                     -----------------------------   -----------------------------
                                         SHARES          AMOUNT         SHARES           AMOUNT
                                     -------------   -------------   -------------   -------------
Balance, December 31, 2005 .......            --     $        --        93,855,634   $          94
                                     -------------   -------------   -------------   -------------
   Issuance of Stock Options .....            --              --              --              --
   Shares for Debt - Special
       Situations ................            --              --        10,000,000              10
   Treasury stock
   Net income ....................            --              --              --              --
   Other comprehensive income,
       net of income taxes:
   Foreign currency translation
       adjustment ................            --              --              --              --
                                     -------------   -------------   -------------   -------------

Balance, December 31, 2006 .......            --              --       103,855,634             104
                                                     -------------   -------------   -------------
   Net Income ....................            --              --              --              --
   Other comprehensive income,
     net of income taxes:
   Foreign currency translation
       adjustment ................            --              --              --              --
                                     -------------   -------------   -------------   -------------
Balance, December 31, 2007 .......            --              --       103,855,634   $         104

   Exercise of warrants for common
       stock by CEO ..............            --              --         4,000,000               4
   Sale of common stock ..........            --              --           284,667            --
   Issuance of Warrants for
       services ..................            --              --              --              --
   Issuance of Stock Option ......            --              --              --              --
   Treasury stock
   Net Income ....................            --              --              --              --

   Other comprehensive income,
     net of income taxes:
   Foreign currency translation
       adjustment ................            --              --              --              --
                                     =============   =============   =============   =============
Balance, December 31, 2008 .......            --     $        --       108,140,301   $         108
                                     =============   =============   =============   =============


                                                                       ACCUMULATED
                                                                          OTHER
                                        PAID-IN       ACCUMULATED     COMPREHENSIVE
                                        CAPITAL         DEFICIT       INCOME (LOSS)        TOTAL
                                     -------------   -------------    -------------    -------------
Balance, December 31, 2005 .......   $     121,640   $    (133,283)   $          59    $     (11,490)
                                     -------------   -------------    -------------    -------------
   Issuance of Stock Options .....              38            --               --                 38
   Shares for Debt - Special
       Situations ................             286            --               --               --
   Treasury stock
   Net income ....................            --             3,079             --              3,079
   Other comprehensive income,
       net of income taxes:
   Foreign currency translation
       adjustment ................            --                (1)              (9)             (10)
                                     -------------   -------------    -------------    -------------

Balance, December 31, 2006 .......         121,966        (130,205)              50           (8,087)
                                     -------------   -------------    -------------    -------------
   Net Income ....................            --             5,856             --              5,856
   Other comprehensive income,
     net of income taxes:
   Foreign currency translation
       adjustment ................            --              --                (60)             (60)
                                     -------------   -------------    -------------    -------------
Balance, December 31, 2007 .......   $     121,976   $    (124,349)   $         (10)   $      (2,279)

   Exercise of warrants for common
       stock by CEO ..............             107            --               --                111
   Sale of common stock ..........              27            --               --                 27
   Issuance of Warrants for
       services ..................             174            --               --                174
   Issuance of Stock Option ......              25            --               --                 25
   Treasury stock
   Net Income ....................            --              (493)            --               (493)

   Other comprehensive income,
     net of income taxes:
   Foreign currency translation
       adjustment ................            --              --                133              133
                                     =============   =============    =============    =============
Balance, December 31, 2008 .......   $     122,309   $    (124,842)   $         123    $      (2,302)
                                     =============   =============    =============    =============

                             See accompanying notes.

                             INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEARS ENDED DECEMBER 31,
                                                             2008           2007           2006
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss) .................................   $  (493,000)   $ 5,856,000    $ 3,079,000
   Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
      Depreciation and amortization ..................         9,000          2,000          4,000
      Deposit ........................................          --             --            4,000
      Issuance of stock options ......................        25,000         12,000         38,000
      Issuance of warrants for services ..............       174,000           --             --
      Exercise of warrants for common stock by CEO ...       107,000           --             --
      Shares issued for settlement of  liability .....          --             --          296,000
      Reversal of prior year recorded liabilities ....          --       (1,425,000)    (4,441,000)
      Changes in assets and liabilities:
         Trade receivables, net ......................       (61,000)       201,000        201,000
         Trade receivables from related parties ......          --             --           17,000
         Inventories .................................          --            7,000           --
         Deposits ....................................        (3,000)          --             --
         Prepaid expenses ............................        (1,000)        (4,000)        54,000
         Settlement of Atari Note ....................    (1,050,000)          --             --
         Other current assets/receivables ............         4,000          4,000         (9,000)
         Drawings in excess of cash balance ..........        24,000           --             --
         Accounts payable ............................       269,000     (3,315,000)      (367,000)
         Accrued royalties ...........................      (177,000)        30,000         (7,000)
         Note payable officer ........................      (269,000)        35,000        694,000
         Deferred Income .............................       115,000        135,000        355,000
         Accumulated other comprehensive income ......       133,000        (60,000)        10,000
                                                         -----------    -----------    -----------
             Net cash provided by (used in) operating
                activities ...........................    (1,190,000)     1,478,000        (72,000)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ...............       (52,000)        (8,000)          --
                                                         -----------    -----------    -----------
             Net cash (used in) investing activities .       (52,000)        (8,000)          --
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Payment of debt ...................................          --         (382,000)          --
   Exercise of warrants for common stock by CEO ......       111,000           --             --
   Sale of common stock ..............................        27,000           --             --
   Proceeds from debt ................................        53,000           --             --
                                                         -----------    -----------    -----------
             Net cash used in financing activities ...       191,000       (382,000)          --

Net increase (decrease) in cash ......................    (1,162,000)     1,088,000        (72,000)
Cash, beginning of year ..............................     1,138,000         50,000        122,000
                                                         -----------    -----------    -----------
Cash, end of year ....................................   $   (24,000)   $ 1,138,000    $    50,000
                                                         ===========    ===========    ===========

Supplemental cash flow information:
    Cash paid during the year for interest ...........   $    33,000    $   371,000    $      --
                                                         ===========    ===========    ===========

                            See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


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

GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net loss of $493,000 in 2008. At December 31, 2008, the Company had a stockholders' deficit of $2,302,000 and a working capital deficit of $2,405,000. The Company has historically funded its operations from licensing fees, royalty and distribution fee advances, and will continue to exploit its existing intellectual property rights in our videogames to provide future funding.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Interplay Entertainment Corp. and its wholly-owned subsidiaries, Interplay Productions Limited (U.K.), Interplay OEM, Inc., Games On-line and Interplay Japan which is inactive. All significant inter-company accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

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

INVENTORIES

     Inventories consist of packaged software ready for shipment, including video game console software. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known. Based on management's evaluation, the Company had not established any valuation allowance at December 31, 2008.

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

PREPAID LICENSES AND ROYALTIES

     The Company has in the past had prepaid licenses and royalties consisting of fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties were prepayments made to independent software developers under development arrangements that have alternative future uses. These payments were contingent upon the successful completion of milestones, which generally represent specific deliverables. Royalty advances were recoupable against future sales based upon the contractual royalty rate. The Company amortized these costs of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title. The Company amortized these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release. This minimum amortization rate reflected the Company's typical product life cycle. Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales. Such costs were classified as current and noncurrent assets based upon estimated product release dates. There were no prepaid licenses and royalties at December 31, 2008.

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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and identifiable intangible assets that have indefinite useful lives are not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. At December 31, 2008 and 2007, the Company had no goodwill or intangible assets subject to amortization.

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

     The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms. However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs. Such allowances are based upon management's evaluation of historical experience, current industry trends and estimated costs. Management of the Company estimated that no allowances were necessary at December 31, 2008 and 2007. The amount of allowances ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

     Customer support provided by the Company is limited to internet support. These costs are not significant and are charged to expenses as incurred.

     The Company also engages in the sale of licensing rights on certain products. The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform. For these activities, revenue is recognized when the rights have been transferred and no other obligations exist. The Company has entered into various licensing agreements during 2008 under which it licensed others to exploit games to which the Company had intellectual property rights.

REVERSAL OF CERTAIN PRIOR YEAR ACCRUALS AND ACCOUNTS PAYABLE

     During the year ended December 31, 2007 and 2006 the Company has reversed certain accruals and accounts payables of approximately $1.4 million and $4.5 million respectively. It is the Company's policy to reverse outstanding accruals and accounts payables that have been outstanding for over 4 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

ADVANCES FROM DISTRIBUTORS

     Deferred income is recognized when contracts with distributors expire or are terminated.

ADVERTISING COSTS

     The Company generally expenses advertising costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertising. Cooperative advertising with distributors and retailers is accrued when revenue is recognized. Cooperative advertising credits are reimbursed when qualifying claims are submitted.
Advertising costs approximated $0, $245,000 and $509,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

FOREIGN CURRENCY

     The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and Losses resulting from foreign currency transactions amounted to a $9,000 gain, $60,000 loss and $9,000 loss during the years ended December 31, 2008, 2007 and 2006, respectively, and is included in other income (expense) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income  (loss) per common  share is computed  by dividing  income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants if any. For the years ended December 31, 2008, all options and warrants outstanding to purchase common stock were excluded from the loss per share computation as these were antidilutive. For the year ended December 31, 2007 and 2006 certain warrants and options were dilutive and were included in diluted net income per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversions (Including Partial Cash Settlement) ("APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2009, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.

     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FAS 142-3") that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS No. 160 will have a material affect on our financial statements.

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

3.   DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                           2008           2007
                                                          ------         ------
                                                          (Dollars in thousands)
Computers and equipment ........................          $   38         $    9
Furniture and fixtures .........................              10              8
Web Page .......................................              17           --
                                                          ------         ------
                                                              65             17
Less: Accumulated depreciation
   and amortization ............................             (17)            (7)
                                                          ------         ------
               Net Equipment ...................          $   48         $   10
                                                          ======         ======


     For the years ended December 31, 2008, 2007 and 2006, the Company incurred depreciation and amortization expense of $10,000, $2,000 and $4,000, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company disposed of fully depreciated equipment having an original cost of $0, $14,000 and $0, respectively.

4.   NOTES PAYABLE

     The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $526,000 in principal and interest remains outstanding under the demand notes as of December 31, 2008. Interest accrued on the demand notes as of December 31, 2008 was $30,000.

     The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note shall bear interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. (Current interest rate of 2.26%). The note is convertible into 400,000 shares of the Company's common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement.

     On July 24, 2008, the Company entered into an Option Exercise Agreement (the "Agreement") with Atari Interactive, Inc. ("Atari Interactive"). Under the Agreement, Atari Interactive and the Company settled outstanding disputes among them, including in connection with an existing Promissory Note dated August 19, 2004 of the Company in favor of Atari Interactive (the "Note"). Pursuant to the Agreement, Atari Interactive exercised an existing option to purchase, and purchased, from the Company intellectual property rights developed by the Company in connection with the Dungeons & Dragons games. The balance of all amounts due from the Company to Atari Interactive under the Note of approximately $1,050,000.00 was cancelled and was recognized as revenue.

5.   ADVANCES FROM DISTRIBUTORS WHICH ARE CONSIDERED DEFERRED INCOME

                                                                 DECEMBER 31,
                                                             -------------------
                                                               2008       2007
                                                             --------   --------
                                                          (Dollars in thousands)

Non refundable advances for future distribution rights ...   $710,000   $595,000
                                                             ========   ========


6.       INCOME TAXES

     Income (loss) before provision for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                 2008                2007               2006
                             -----------         -----------        -----------
                                            (Dollars in thousands)
Domestic ............        $  (469,000)        $ 5,640,000        $ 3,624,000

Foreign .............            (24,000)            216,000           (550,000)
                             -----------         -----------        -----------
Total ...............        $  (493,000)        $ 5,856,000        $ 3,079,000
                             ===========         ===========        ===========


     The provision for income taxes is comprised of the following:

                                                 YEARS ENDED DECEMBER 31,
                                            2008           2007           2006
                                           ------         ------         ------
                                                 (Dollars in thousands)
Current:
   Federal ......................          $  --          $  --          $  --
   State ........................             --             --             --
   Foreign ......................             --             --             --
                                           ------         ------         ------
Deferred:
   Federal ......................             --             --             --
   State ........................             --             --             --
                                           ------         ------         ------
                                           $  --          $  --          $  --
                                           ======         ======         ======


     The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside. The Company's available net operating loss ("NOL") carry forward for Federal tax reporting purposes approximates $132 million and expires through the year 2028. The Company's NOL for California State tax reporting purposes approximate $34 million and expires through the year 2018. The utilization of the federal and state net operating losses may be limited by Internal Revenue Code.

     Due to changes in control the utilization of net operating loss carryforwards maybe subject to annual limitations under provisions of the internal revenue code, such limitations could result in the permanent loss of a portion of the net operating loss carryforwards.

     A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

                                                   2008       2007       2006
                                                  ------     ------     ------
Statutory Federal  income tax rate ............     34.0%      34.0%      34.0%
State income tax effect, net of
   federal benefits ...........................      5.8        5.8        5.8
   Valuation allowance ........................    (39.8)     (39.5)     (39.5)
   Tax rate differentiation of
     foreign earnings
Other
                                                  ------     ------     ------
                                                     --         --         --
                                                  ======     ======     ======

     The components of the Company's net deferred income tax asset (liability) are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2008          2007
                                                         --------      --------
                                                          (Dollars in thousands)
Current deferred tax asset (liability):
     Deferred Royalties ............................     $    113      $   (237)
     Accrued expenses ..............................         --              (8)
     Foreign loss and credit carryforward ..........          974         2,875
     Federal and state net operating losses ........       51,597        53,648
     Other .........................................         --            --
                                                         --------      --------
                                                           52,684        56,278
                                                         --------      --------

Non-current deferred tax asset (liability):
     Depreciation expense ..........................         --            --
     Nondeductible reserves ........................         --            --
                                                         --------      --------
                                                             --            --
                                                         --------      --------

Net deferred tax asset before
     valuation allowance ...........................       52,684        56,278
Valuation allowance ................................       52,684       (56,278)
                                                         --------      --------
Net deferred tax asset .............................     $   --        $   --
                                                         ========      ========

     The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance on deferred tax assets decreased $3.6 million during the year ending December 31, 2008 and increased $1.8 million during the year ending December 31, 2007.

7.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company is currently on a month to month lease arrangement for the Beverly Hills office. During 2008 the Company was subleasing on a short-term basis a portion of the office space to an independent third party. We also have a lease commitment in Irvine for our new development offices through March 31, 2009. We also have a lease commitment at our French representation office through February 28, 2011 with an option for an additional 3 years. The Company also has a lease commitment at the French representation office through February 28, 2008 with an option for an additional 6 years.

     Total net rent expense was $ 155,000, $83,000 and $77,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

     The litigation with Glutton Creeper was settled in April 2009 without any material liability to the Company.

     Interplay recently received notice that Bethesda Softworks, LLC ("Bethesda") intends to terminate the trademark license agreement between Bethesda and Interplay which was entered into April 4, 2007 for the development of FALLOUT MMOG. Despite the fact that no formal action is currently pending, Bethesda claims that Interplay is in breach of the trademark license agreement for failure to commence fill scale development of same by April 4, 2009 and to secure certain funding for the MMOG. Interplay adamantly disputes these claims. Although the potential damages are currently unknown, if Bethesda ultimately prevails and cancels the trademark license agreement, Interplay would lose its license back of the "Fallout" MMOG and any damages resulting therefrom are unknown at this time.

8.   STOCKHOLDERS' EQUITY

PREFERRED STOCK AND COMMON STOCK

     The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2008, there were no shares of preferred stock outstanding.

     In August 2001, the former majority shareholder converted 336,070 shares of Series A Preferred Stock it purchased in April 2000 into 6,679,306 shares of Common Stock. This conversion did not include accumulated dividends of $740,000 on the Preferred Stock; these were reclassified as an accrued liability since Titus had elected to receive the dividends in cash. In March 2002, the former majority shareholder converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock. In connection with sale of Preferred Stock with the former majority shareholder in April 2000 the Company issued a warrant to purchase 350,000 shares of the Company's common stock at $3.79 per share and another warrant to the former majority shareholder to purchase 50,000 shares of the Company's common stock at $3.79 per share. Both warrants expire in April 2010.

    The Company on June 30, 2008 amended and restated its Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.001 per share, a total of 300,000,000 shares of Common Stock.

WARRANTS ISSUED

     The Company issued a total of 5,820,000 warrants during 2008:

     On May 20, 2008 the Company issued 5,000,000 10 year warrants at an exercise price of $0.175 to Herve Caen, the Chief Executive officer and Interim Chief Financial Officer, in exchange for a reduction in his compensation to $250,000 through May 15, 2009.

     These warrants were valued using the Black-Scholes Model. The amount of $ 145,000 was charged to 2008 operations.

     On June 30, 2008 the Company issued to Intelligence Agency a warrant to purchase 20,000 shares of Common Stock of the Company as consideration for providing a discount for investor relations services to the Company. Such warrant was issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 10 years, an exercise price of $0.13, is immediately exercisable. These warrants were valued using the Black-Scholes Model.

     These warrants were valued using the Black-Scholes Model. The amount of $ 1,000 was charged to 2008 operations.

     On June 30, 2008 the Company issued to The Gersh Law Firm a warrant to purchase 400,000 shares of Common Stock of the Company as consideration for providing a discount for legal services to the Company. Such warrant was issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 10 years, an exercise price of $0.13, is immediately exercisable. These warrants were valued using the Black-Scholes Model.

     These warrants were valued using the Black-Scholes Model. The amount of $ 14,000 was charged to 2008 operations.

     On June 30, 2008 the Company issued to Interactive Game Group, LLC a warrant to purchase up to 2,000,000 shares of Common Stock of the Company as consideration for entering into a Game Production Agreement with the Company. Such warrant was issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 10 years, an exercise price of $0.13, is immediately exercisable as to 400,000 shares of Common Stock and becomes exercisable at any time after 60 days with respect to 400,000 shares of Common Stock for each game up to 4 games that meets the requirements for production and funding under the Game Production Agreement between the Company and Interactive Game Group, LLC, The warrants were valued using the Black-Scholes model. The amount of the $14,000 for the issuance of 400,000 warrants was charged to 2008 operations.

     These warrants were valued using the Black-Scholes Model. The amount of $ 14,000 was charged to 2008 operations.

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

EXERCISE OF WARRANTS

     On June 30, 2008 and December 9, 2008 respectively, Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised an aggregate of 4,000,000 warrants issued in 2006 at an exercise price of 0.0279. These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest of $60,000 and principal of $52,000.

Outstanding Warrants

                                                     YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------
                                    2008                      2007                       2006
                          ------------------------   -----------------------   ------------------------
                                         WEIGHTED                  WEIGHTED                   WEIGHTED
                                         AVERAGE                   AVERAGE                    AVERAGE
                                         EXERCISE                  EXERCISE                   EXERCISE
                            SHARES        PRICE        SHARES       PRICE        SHARES         PRICE
                          ----------    ----------   ----------   ----------   ----------    ----------
Warrants outstanding at
   beginning of year ..    7,330,000    $      .38    7,330,000   $      .38    9,587,068    $     1.84
   Granted ............    5,820,000          .175         --           --      6,370,000         .0279
   Exercised ..........   (4,000,000)         .028         --           --           --            --
   Canceled ...........         --            --           --           --     (8,626,770)         --
                          ----------                 ----------                ----------
   Warrants outstanding
     and exercisable at
     end of year ......    9,150,298    $      .41    7,330,298   $      .38    7,330,298    $      .38
                          ==========                 ==========                ==========


     A detail of the warrants outstanding and exercisable as of December 31, 2008 is as follows:

                                WARRANTS OUTSTANDING AND EXERCISABLE
                           -----------------------------------------------
                                                                  WEIGHTED
                                             WEIGHTED AVERAGE     AVERAGE
  RANGE OF EXERCISE            NUMBER       REMAINING EXERCISE    EXERCISE
        PRICES              OUTSTANDING        CONTRACT LIFE       PRICE
-----------------------    --------------   ------------------   ---------
     $1.75 -   $1.75             500,000             2.33           $1.75
     $3.79 -   $3.79             460,298             2.29            3.79
    $0.175 -   $0.175          5,000,000             9.40             .175
      $.13 -   $.13              820,000             9.50             .13
    $.0279 -   $.0279          2,370,000             7.75             .0279
                           --------------
                 TOTAL         9,150,298
                           ==============

SALE OF COMMON STOCK

     On October 22, 2008 and on December 5, 2008 the Company sold to two private investors a total of 284,667 shares of Common Stock of the Company, (84,667 shares at $0.09 and 200,000 shares at $0.10 per share) for a total consideration of $27,620.00. Such shares were issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

SHARES RESERVED FOR FUTURE ISSUANCE

     Common stock reserved for future issuance at December 31, 2008 is as follows:

Stock option plan:
   Outstanding ...........................................             3,160,000
   Available for future grants ...........................             6,840,000
                                                                      ----------
                                                                      10,000,000
                                                                      ----------
Warrants .................................................             9,150,298
                                                                      ----------
Total ....................................................            19,150,298
                                                                      ==========

TREASURY STOCK

     In December 2005, NBC Universal returned their 4,658,216 shares of the Company's common stock at no cost to the Company. The Company included these shares as treasury stock in 2008 and 2007.

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

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                              2008         2007        2006
                                                                           ---------    ---------   ---------
                                                                               (Amounts in thousands, except
                                                                                     per share amounts)
Net income (loss) available to common stockholders .....................   $    (493)   $   5,856   $   3,079
   Interest related to conversion of secured convertible promissory note        --           --          --
                                                                           ---------    ---------   ---------
   Dilutive net income (loss) available to common stockholders .........   $    (493)   $   5,856   $   3,079
                                                                           ---------    ---------   ---------
Shares used to compute net income (loss) per common share:
   Weighted-average common shares ......................................     103,482       99,197      95,030
   Dilutive stock equivalents ..........................................        --          2,831       2,090
                                                                           ---------    ---------   ---------
   Dilutive potential common shares ....................................     103,482      102,028      97,120
                                                                           =========    =========   =========
Net income (loss) per common share:
   Basic ...............................................................   $  (0.004)   $   0.059   $   0.032
   Diluted .............................................................   $  (0.004)   $   0.057   $   0.032


     There were options and warrants outstanding to purchase 12,310,298 shares of common stock at December 31, 2008, which were excluded from the earnings per common share computation as the exercise price was greater than the average market price of the common shares.

     The weighted average exercise price at December 31, 2008, 2007 and 2006 was $.41, $.38 and $.38, respectively, for the options and warrants outstanding.

     In 2008 the warrants and options were anti-dilutive.

     For the year ended December 31, 2007 and 2006 certain warrants and options were dilutive and were included in diluted net income per share.

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

     The following is a summary of option activity pursuant to the Company's stock option plans:

                                                    YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------
                                   2008                      2007                       2006
                         ------------------------   -----------------------   ------------------------
                                       WEIGHTED                  WEIGHTED                   WEIGHTED
                                       AVERAGE                   AVERAGE                    AVERAGE
                                       EXERCISE                  EXERCISE                   EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES         PRICE
                         ----------   ----------   ----------    ----------   ----------   ----------
Options outstanding at
   beginning of year .    1,410,000   $     .045    2,660,000    $     .05        70,000   $     .30
   Granted ...........    1,750,000   $     .175         --            --      2,590,000         .045
   Exercised .........         --           --           --            --           --           --
   Canceled ..........         --           --     (1,250,000)         .045         --           --
                         ----------                ----------                 ----------
   Options outstanding
     at end of year ..    3,160,000   $     .074    1,410,000    $     .045    2,660,000   $     .05
                         ==========                ==========                 ==========
   Options exercisable    3,210,000                 1,460,000                  2,640,000
                         ==========                ==========                 ==========


     Black Scholes Single Option approach was used to estimate the fair value information presented utilizing ratable amortization. There were 1,750,000, 0 and 2,590,000 options granted in 2008, 2007 and 2006, respectively.

     A detail of the options outstanding and exercisable as of December 31, 2008 is as follows:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       ------------------------------------------    ----------------------
                                                         WEIGHTED                  WEIGHTED
                                      WEIGHTED AVERAGE    AVERAGE                  AVERAGE
RANGE OF EXERCISE         NUMBER         REMAINING       EXERCISE       NUMBER     EXERCISE
      PRICES           OUTSTANDING     CONTRACT LIFE       PRICE     OUTSTANDING    PRICE
------------------     -----------   -----------------   --------    -----------   --------
$ 0.0279 - $ .68        3,160,000       4.50             $  .074      3,210,000    $ 0.074


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

     Net revenues by geographic regions were as follows:

                                      YEARS ENDED DECEMBER 31,
                   --------------------------------------------------------------
                          2007                  2006                  2006
                   ------------------    ------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------
                                       (Dollars in thousands)
North America ..   $ 1,139(1)      83%   $ 5,755(2)      96%   $   203         21%
Europe .........       239         17        246          4        471         49
Rest of World ..      --         --         --         --          161         17
OEM, royalty and
   licensing ...      --         --         --         --          132         13
                   -------    -------    -------    -------    -------    -------
                   $ 1,378        100%   $ 6,001        100%   $   967        100%
                   =======    =======    =======    =======    =======    =======

(1) Included in the net revenues by geographic regions is the exercising of the option by Atari Interactive in the amount of $1,050,000.

(2) Included in the net revenues by geographic regions is the sale of "Fallout" transaction in the amount of $5,750,000.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's summarized quarterly financial data is as follows:

                                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------   ------------   ------------
                                                   (Dollars in thousands, except per share amounts)
Year ended December 31, 2008:
Net revenues .............................   $         57    $         40   $      1,083   $        199
                                             ============    ============   ============   ============
Gross profit .............................   $         57    $          2   $      1,083   $        190
                                             ============    ============   ============   ============
Net income (loss) ........................   $       (344)   $       (492)  $        624   $       (281)
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $     (0.004)   $     (0.005)  $       0.01   $      (0.00)
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $     (0.004)   $     (0.005)  $       0.01   $      (0.00)
                                             ============    ============   ============   ============

Year ended December 31, 2007:
Net revenues .............................   $         79    $      5,812   $         47   $         63
                                             ============    ============   ============   ============
Gross profit .............................             75           5,810   $         32   $         76
                                             ============    ============   ============   ============
Net income (loss) ........................   $        229    $      5,467   $        497           (337)
                                             ============    ============   ============   ============

Net income (loss) per common share basic .   $      (0.00)   $      0.055   $       0.00   $      (0.00)
                                             ============    ============   ============   ============
Net income (loss) per common share diluted   $      (0.00)   $      0.055   $       0.00   $      (0.00)
                                             ============    ============   ============   ============

14.  SUBSEQUENT EVENTS

     On March 24, 2009 the Company sold to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company, and $53,298 was satisfied by the cancelation of the convertible promissory note (see Note 4) in the amount of $52,000 and accrued interest thereon from Interactive Game Group.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                     TRADE RECEIVABLES ALLOWANCE
                               -------------------------------------------------------------------
                                 BALANCE AT     PROVISIONS FOR
                                BEGINNING OF       RETURNS          RETURNS AND      BALANCE AT END
           PERIOD                  PERIOD        AND DISCOUNTS       DISCOUNTS         OF PERIOD
----------------------------   --------------   --------------    --------------    --------------
Year ended December 31, 2006   $        2,190   $       (2,173)   $         --      $           17
                               ==============   ==============    ==============    ==============

Year ended December 31, 2007   $           17   $           20    $         --      $           37
                               ==============   ==============    ==============    ==============

Year ended December 31, 2008   $           37   $            6    $          (37)   $            6
                               ==============   ==============    ==============    ==============