Form 10-Q
period 2009-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2009-05-20
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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


Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                      ISSUED AND OUTSTANDING AT MARCH 31, 2009
             -----                      ----------------------------------------

Common Stock, $0.001 par value                        113,595,268

As of March 31, 2009, 113,595,268 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2009

                                TABLE OF CONTENTS
                                 --------------


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of  March 31, 2009
            (unaudited) and December 31, 2008                                  3

            Condensed Consolidated Statements of Operations for the Three
            Months ended March 31, 2009 and 2008 (unaudited)                   4

            Condensed Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 2009 and 2008 (unaudited)                   5

            Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        14

Item 4T.    Controls and Procedures                                           14

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors                                                      15

Item 6.     Exhibits                                                          15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,      DECEMBER 31,
                                                                           2009             2008
                                                                      -------------    -------------
                                                                       (unaudited)
ASSETS
Current Assets:
     Cash .........................................................   $     124,000    $           0
     Trade receivables, net of allowances of $6,000 and
        $6,000 respectively .......................................          63,000           87,000
     Inventories ..................................................           1,000            1,000
     Intellectual properties ......................................         126,000                0
     Deposits .....................................................           7,000            7,000
     Prepaid expenses .............................................           5,000           11,000
     Other receivables ............................................           8,000            9,000
                                                                      -------------    -------------
        Total current assets ......................................         334,000          115,000

Property and equipment, net .......................................          44,000           48,000
                                                                      -------------    -------------
              Total assets ........................................   $     378,000    $     163,000
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Drawing in excess of cash balances ...........................   $           0    $      24,000
     Convertible note payable .....................................               0           53,000
     Note payable to officer and directors ........................         475,000          469,000
     Account payable ..............................................       1,252,000        1,186,000
     Accrued royalties ............................................          30,000           23,000
     Deferred income ..............................................         818,000          710,000
                                                                      -------------    -------------

              Total current liabilities ...........................       2,575,000        2,465,000
                                                                      -------------    -------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding,
     Common stock, $0.001 par value 300,000,000 shares authorized;
        113,595,268 and 108,140,301 shares issued and outstanding
        in 2009 and 2008 ..........................................         113,000          108,000
     Paid-in capital ..............................................     122,658,000      122,309,000
     Accumulated deficit ..........................................    (125,106,000)    (124,842,000)
     Accumulated other comprehensive income (loss) ................         138,000          123,000
     Treasury stock of 4,658,216 shares ...........................               0                0
                                                                      -------------    -------------
              Total stockholders' (deficit) .......................      (2,197,000)      (2,302,000)
                                                                      -------------    -------------
                    Total liabilities and stockholders' (deficit) .   $     378,000    $     163,000
                                                                      =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2009             2008
                                                                 -------------    -------------
Revenue ......................................................   $      93,000    $      57,000
Cost of goods sold ...........................................          26,000                0
                                                                 -------------    -------------
     Gross profit ............................................          67,000           57,000
                                                                 -------------    -------------

Operating expenses:
     Marketing and sales .....................................               0                0
     General and administrative ..............................         310,000          343,000
     Product Development .....................................          65,000           67,000
                                                                 -------------    -------------
     Total operating expenses ................................         375,000          410,000
                                                                 -------------    -------------

Operating (loss) income ......................................        (308,000)        (353,000)
                                                                 -------------    -------------

Other income (expense):
     Interest expense ........................................         (10,000)          (9,000)
     Other ...................................................          54,000           18,000
                                                                 -------------    -------------
     Total other income (expense) ............................          44,000            9,000
                                                                 -------------    -------------

Income before benefit for income taxes .......................        (264,000)        (344,000)
Benefit for income taxes .....................................            --               --
                                                                 -------------    -------------
     Net income (loss) available to common stockholders ......   $    (264,000)   $    (344,000)
                                                                 =============    =============

Net income (loss) per common share:
     Basic ...................................................   $       (.002)   $       (.004)
                                                                 =============    =============
     Diluted .................................................   $       (.002)   $       (.004)
                                                                 =============    =============

Shares used in calculating net income (loss) per common share:
     Basic ...................................................     108,937,052       99,197,418
                                                                 =============    =============
     Diluted .................................................     108,937,052       99,197,418
                                                                 =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2009           2008
                                                               -----------    -----------
Cash flows from operating activities:
   Net (loss) income .......................................   $  (264,000)   $  (344,000)
   Adjustments to reconcile net (loss) income to
    cash (used) provided by operating activities:
    Depreciation and amortization ..........................         4,000          2,000
    Additional Paid in Capital - Option Expense ............         4,000          1,000
    Issuance of warrants ...................................        23,000           --
    Issuance of common stock ...............................       174,000           --
    Additional paid in capital .............................         5,000           --
    Changes in operating assets and liabilities:
      Trade receivables from related parties ...............        24,000        (32,000)
      Trade receivables, net ...............................          --             --
      Intellectual properties ..............................      (126,000)          --
      Deposits .............................................          --           (3,000)
      Prepaid expenses .....................................         6,000         (4,000)
      Other current assets, net ............................         1,000          4,000
      Accounts Payable .....................................        66,000       (142,000)
      Accrued royalties ....................................         7,000       (200,000)
      Convertible note payable .............................       (53,000)          --
      Note Payable Officers ................................         6,000          8,000
      Deferred revenue .....................................       108,000         (8,000)
      Accumulated other compensation income ................        15,000         (5,000)
                                                               -----------    -----------
      Net cash provided by (used in) operating activities ..          --         (723,000)
                                                               -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment .........................          --          (42,000)
                                                               -----------    -----------
      Net cash used in investing activities ................          --          (42,000)
                                                               -----------    -----------

Cash flows from financing activities:
Repayment of current debt ..................................          --          (53,000)
Sale of common stock .......................................       148,000           --
                                                               -----------    -----------
      Net cash provided by (used in) financing activities ..       148,000        (53,000)
                                                               -----------    -----------
                                                                   148,000       (818,000)

Cash, beginning of period ..................................       (24,000)     1,138,000
                                                               -----------    -----------
Cash, end of period ........................................   $   124,000    $   320,000
                                                               ===========    ===========

Supplemental cash flow information:
      Cash paid for:
         Interest ..........................................   $      --      $      --
                                                               ===========    ===========
         Taxes .............................................   $      --      $      --
                                                               ===========    ===========

Supplemental Disclosure of Non-Cash Financing and Investing:
      Acquisition of intellectual property for common stock    $   126,000    $      --
                                                               ===========    ===========
      Conversion of note payable for common stock ..........   $    53,000    $      --
                                                               ===========    ===========


                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2009
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp. (which we refer to as the "Company" in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission ("SEC").

FACTORS AFFECTING FUTURE PERFORMANCE AND GOING CONCERN STATUS

     The Company's independent public accountant included a "going concern" explanatory paragraph in his audit report on the December 31, 2008 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

NOTE 2.  NOTE PAYABLE

     The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note shall bear interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. (Current interest rate of 2.26 %). The note is convertible into 400,000 shares of the Company's common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement. The note was fully repaid on March 26, 2009. (See Note 7)

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

     The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $475,000 in principal and interest remains outstanding under the demand notes as of March 31, 2009. Interest accrued on the demand notes as of March 31, 2009 was $6,000.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEE WHICH ARE CONSIDERED DEFERRED INCOME

     Non refundable but recoupable advances received by the Company for future distribution and license rights as of March 31, 2009 amounted to $818,000. These advances expire during the years of 2009 through 2012.

NOTE 5.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                                            THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------
                                              2009                  2008
                                       ------------------    ------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT
                                       -------    -------    -------    -------
                                                 (Dollars in thousands)

North America ......................   $    47         51%   $     0          0%
Europe .............................        46         49         57        100
Rest of World ......................         0          0          0          0
OEM, royalty and licensing .........         0          0          0          0
                                       -------    -------    -------    -------
                                       $    93        100%   $    57        100%
                                       =======    =======    =======    =======

NOTE 6.  EMPLOYEE STOCK OPTIONS

STOCK-BASED COMPENSATION

     The Company utilizes SFAS No. 123(R), "SHARE-BASED PAYMENT" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards.

     At March 31, 2009, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $4,000 as reflected in net income for the quarter ended March 31, 2009. No employee stock options were granted during the quarter ended March 31, 2009.

NOTE 7.  SALE OF COMMON STOCK

     On March 24, 2009 the Company sold to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company, and $53,298 was satisfied by the cancellation of the convertible promissory note (see Note 2) in the amount of $52,000 and accrued interest thereon from Interactive Game Group. These warrants were valued using the Black-Scholes Model. The amount of $ 23,000 was charged to 2009 operations.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and presumes that readers have access to, and will have read, the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K, as amended.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

                                                    THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------------------
                                                   2009                      2008
                                           ---------------------     ---------------------
                                                        % OF NET                  % OF NET
                                            AMOUNT      REVENUES      AMOUNT      REVENUES
                                           --------     --------     --------     --------
                                                       (Dollars in thousands)

Net revenues ...........................   $     93          100%    $     57          100%
Cost of goods sold .....................         26           28%           0            0%
                                           --------     --------     --------     --------
     Gross profit ......................         67           72%          57          100%
                                           --------     --------     --------     --------

Operating expenses:
     Marketing and sales ...............          0            0%           0            0%
     General and administrative ........        310          333%         343          602%
     Product development ...............         65           70%          67          117%
                                           --------     --------     --------     --------
     Total operating expenses ..........        375          403%         410          719%
                                           --------     --------     --------     --------
Operating income (loss) ................       (308)        (331)%       (353)        (619)%
Other (expense) income .................         44           48%           9           15%
                                           --------     --------     --------     --------
Net income (loss) ......................   $   (264)        (283)%   $   (344)        (604)%
                                           ========     ========     ========     ========

Net revenues by geographic region:
     North America .....................   $     47           51%    $      0            0%
     International .....................         46           49%          57          100%
OEM, royalty and licensing .............          0            0%           0            0%
                                           --------     --------     --------     --------
                                           $     93          100%    $     57          100%
                                           ========     ========     ========     ========

Net revenues by platform:
     Personal computer .................   $     57           61%    $     52           91%
     Video game console ................         36           39%           5            9%
     OEM, royalty and licensing ........          0            0%           0            0%
                                           --------     --------     --------     --------
                                                 93          100%          57          100%
                                           ========     ========     ========     ========


NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
North America ...................   $     47   $      0   $     47        100%
International ...................         46         57        (11)       (19)%
OEM, Royalty & Licensing ........       --         --         --          n/a
Net Revenues ....................   $     93   $     57   $     36         63%


     Net revenues for the three months ended March 31, 2009 were $93,000, an increase of 63% compared to the same period in 2008. This increase resulted from a 100% increase in North American net revenues and a 19% decrease in International net revenue.

     North American net revenues for the three months ended March 31, 2009 were $47,000. The increase in North American net revenues in 2009 was mainly due to a 100% increase in back catalog sales.

     OEM, royalty and licensing net revenues for the three months ended March 31, 2009 were $0. There were no OEM Licensing deals during the first quarter of 2009.

     International net revenues for the three months ended March 31, 2009 were $46,000. The decrease in International net revenues for the three months ended March 31, 2009 was mainly due to a 19% decrease in back catalog sales.

PLATFORM NET REVENUES

     Our platform net revenues for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Personal Computer ...............   $     57   $     52   $      5         10%
Video Game Console ..............         36          5         31        620%
OEM, Royalty & Licensing ........       --         --         --          n/a
Net Revenues ....................         93         57         36         63%


     PC net revenues for the three months ended March 31, 2009 were $57,000, an increase of 10% compared to the same period in 2008. The increase in PC net revenues in 2009 was primarily due to increase of back catalog sales. Video game console net revenues were $36,000, an increase of 620% for the three months ended March 31, 2009 compared to the same period in 2008, due to the royalties earned from electronic distribution of back catalog titles.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Net Revenues ....................   $     93   $     57   $     36         63%
Cost of Goods Sold ..............         26       --           26        100%
Gross Profit Margin .............         67         57         10         18%


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

     Our cost of goods sold increased 100% to $26,000 in the three months ended March 31, 2009 compared to the same period in 2008.

     Our gross margin decreased to 72% for the 2009 period from 100% in the 2008 period.

MARKETING AND SALES

     Our marketing and sales expense for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Marketing and Sales .............     n/a         n/a        n/a        n/a

     Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2009 were $0 a 100% decrease compared to the 2008 period.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
General and Administrative ......   $    310   $    343   $    (33)        10%

     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended March 31, 2009 were $310,000 a 10% decrease as compared to the same period in 2008. The decrease is mainly due to a $33,000 decrease general expenses.

PRODUCT DEVELOPMENT

     Our product development expenses for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Product Development .............   $     65   $     67   $     (2)        (3)%

     Product development expenses were $65,000, a 3% decrease as compared to the same period in 2008.

OTHER EXPENSE (INCOME), NET

     Our other expense (income) for the three months ended March 31, 2009 and 2008 breakdown as follows: (in thousands)

                                      2009       2008      CHANGE    % CHANGE
                                    --------   --------   --------   --------
Other Expense (Income) ..........   $    (44)  $     (9)  $     55        611%

     Other Expense (Income) consists primarily of interest expense on debt in the amount of $10,000, foreign currency exchange transactions loss of $4,000, other nonrecurring income of ($30,000) and additional miscellaneous adjustments of ($28,000).

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2009, we had a working capital deficit of approximately $2,241,000, and our cash balance was approximately $124,000.

     During 2007 we sold "Fallout" to a third party and entered into, subject to satisfaction of various conditions, the license back which could allow us to create, develop and exploit a "Fallout" MMOG.

     We have entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams are working together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

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

     Our  primary   capital  needs  have   historically   been  working  capital
requirements necessary to fund our operations. Our activities generated cash of $148,000 during the three months ended March 31, 2009.

     We entered into various licensing agreements during the three months ended March 31, 2009 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company's operations during the remainder of the fiscal year.

     We sold common stock of the Company to a private investor during the three months ended March 31, 2009.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

--------------------------------------------------------------------------------
                                       LESS THAN     1 - 3    3 - 5   MORE THAN
CONTRACTUAL OBLIGATIONS      TOTAL       1 YEAR      YEARS    YEARS    5 YEARS
--------------------------------------------------------------------------------
Lease Commitments (1)          13          5           8        --         --
--------------------------------------------------------------------------------
  Total                        13          5           8        --         --
--------------------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of March 31, 2009. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

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

     We recognized a loss of $4,000 and $10,000 during the three months ended March 31, 2009 and 2008 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II - OTHER INFORMATION


ITEM 1A. RISK FACTORS

     There have been no material changes to the risk factors disclosed in Item 1A to Part 1 of our form 10-K for the fiscal year ended December 31, 2008.

ITEM 6.  EXHIBITS

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with Delaware Secretary of State on January 21, 2004; (refilled to reflect original execution date).

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



                                      INTERPLAY ENTERTAINMENT CORP.


Date:  May 20, 2009                   By:     /s/ HERVE CAEN
                                           ---------------------------------
                                           Herve Caen,
                                           Chief Executive Officer and
                                           Interim Chief Financial Officer
                                           (Principal Executive and
                                           Financial and Accounting Officer)