Form 10-Q
period 2009-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2009-08-18
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]   Non- accelerated filer [X]
Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                ISSUED AND OUTSTANDING AT
            CLASS                                     JUNE 30, 2009
            -----                               -------------------------
Common Stock, $0.001 par value                         113,595,268

As of June 30, 2009, 113,595,268 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2009

                                TABLE OF CONTENTS
                                 --------------



                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ........................................       3

           Condensed Consolidated Balance Sheets as of June 30, 2009
           (unaudited) and December 31, 2008 ...........................       3

           Condensed Consolidated Statements of Operations for the
           Three and Six Months ended June 30, 2009 and 2008 (unaudited)       4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 2009 and 2008 (unaudited) .........       5

           Notes to Condensed Consolidated Financial Statements
           (unaudited) .................................................       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................       9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..      15

Item 4T.   Controls and Procedures .....................................      15

PART II.   OTHER INFORMATION

Item 1A.   Risk Factors ................................................      16

Item 6.    Exhibits ....................................................      16

SIGNATURES .............................................................      17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2009             2008
                                                                       -------------    -------------
                                                                        (unaudited)
ASSETS
Current Assets:
     Cash ..........................................................   $      16,000    $           0
     Trade receivables .............................................          96,000           87,000
     Inventories ...................................................          13,000            1,000
     Deposits ......................................................           5,000            7,000
     Prepaid expenses ..............................................           5,000           11,000
     Other receivables .............................................          10,000            9,000
                                                                       -------------    -------------
        Total current assets .......................................         145,000          115,000

Property and Equipment, net ........................................          41,000           48,000
Other Assets - Intellectual Properties .............................         126,000                0
                                                                       -------------    -------------

Total assets .......................................................   $     312,000    $     163,000
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Drawings in excess of cash balances ...........................               0           24,000
     Convertible note payable ......................................               0           53,000
     Account payable and accrued expenses ..........................       1,404,000        1,209,000
     Deferred income ...............................................         804,000          710,000
     Note payable to officer and directors .........................         481,000          469,000
                                                                       -------------    -------------
               Total current liabilities ...........................       2,689,000        2,465,000
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' Deficit:
     Preferred stock, $0.001 par value 5,000,000 shares authorized;
        no shares issued or outstanding,
     Common stock, $0.001 par value 300,000,000 shares authorized;
        113,595,268 and 108,140,301 shares issued and outstanding in
        2009 and 2008 ..............................................         114,000          108,000
Paid-in capital ....................................................     123,266,000      122,309,000
     Accumulated deficit ...........................................    (125,878,000)    (124,842,000)
     Accumulated other comprehensive income (loss) .................         121,000          123,000
     Treasury stock of 4,658,216 shares ............................               0                0
                                                                       -------------    -------------
               Total stockholders' deficit .........................      (2,377,000)      (2,302,000)
                                                                       -------------    -------------
          Total liabilities and stockholders' deficit ..............   $     312,000    $     163,000
                                                                       =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                ------------------------------    ------------------------------
                                                     2009            2008             2009              2008
                                                -------------    -------------    -------------    -------------
                                                           (In thousands, except per share amounts)
Revenues ....................................   $     251,000    $      40,000    $     345,000    $     104,000

Cost of goods sold ..........................         109,000            2,000          136,000            2,000
                                                -------------    -------------    -------------    -------------

     Gross profit ...........................        142,0000           38,000          209,000          102,000
                                                -------------    -------------    -------------    -------------

Operating expenses:

     Marketing and sales ....................            --               --               --               --

     General and administrative .............         874,000          495,000        1,189,000          829,000

     Product Development ....................          52,000           86,000          117,000          161,000
                                                -------------    -------------    -------------    -------------

          Total operating expenses ..........         926,000          581,000        1,306,000          990,000
                                                -------------    -------------    -------------    -------------

Operating income (loss) .....................        (784,000)        (543,000)      (1,097,000)        (888,000)

Other income (expense):

     Interest expense .......................         (11,000)          (8,000)         (21,000)         (17,000)

     Other ..................................          24,000           59,000           82,000           70,000
                                                -------------    -------------    -------------    -------------

          Total other income (expenses) .....          13,000           51,000           61,000           53,000
                                                -------------    -------------    -------------    -------------



Income (loss) before benefit for income taxes        (771,000)        (492,000)      (1,036,000)        (835,000)

Income taxes ................................            --               --               --               --
                                                -------------    -------------    -------------    -------------
Net income (loss) ...........................   $    (771,000)   $    (492,000)   $  (1,036,000)   $    (835,000)
                                                =============    =============    =============    =============



Net income (loss) per common share:
     Basic ..................................   $      (0.007)   $      (0.005)   $       (0.01)   $      (0.008)
                                                =============    =============    =============    =============
     Diluted ................................   $      (0.007)   $      (0.005)   $       (0.01)   $      (0.008)
                                                =============    =============    =============    =============

Shares used in calculating net income (loss)
per common share:
     Basic ..................................     108,937,000       99,197,000      106,466,000       99,197,000
                                                =============    =============    =============    =============
     Diluted ................................     108,937,000       99,197,000      106,466,000       99,197,000
                                                =============    =============    =============    =============

                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                             2009           2008
                                                                         -----------    -----------
Cash flows from operating activities:
   Net (loss) income .................................................   $(1,036,000)   $  (835,000)
   Adjustments to reconcile net (loss) income to
      cash (used) provided by operating activities:
      Depreciation and amortization ..................................         7,000          4,000
      Additional paid in capital - option and warrant expense ........       635,000        158,000
   Changes in operating assets and liabilities:
      Trade receivables, net .........................................        (9,000)      (204,000)
      Inventories ....................................................       (13,000)             0
      Deposits .......................................................         2,000         (5,000)
      Prepaid expenses ...............................................         6,000          4,000
      Other current assets, net ......................................        (1,000)        (6,000)
      Accounts payable and accrued expenses ..........................       197,000       (303,000)
      Note Payable Officers and Directors ............................        12,000        (96,000)
      Deferred income ................................................        94,000        213,000
      Accumulated other compensation income ..........................        (2,000)        (1,000)
                                                                         -----------    -----------
          Net cash provided by (used in) operating activities ........      (108,000)    (1,071,000)
                                                                         -----------    -----------
Cash flows from investing activities:
   Purchasing of property and equipment ..............................             0        (45,000)
                                                                         -----------    -----------
          Net cash used in investing activities ......................             0        (45,000)
                                                                         -----------    -----------

Cash flows from financing activities:
   Sale of stock .....................................................       148,000              0
                                                                         -----------    -----------
          Net cash provided by (used in) financing activities ........       148,000              0
                                                                         -----------    -----------

Net increase (decrease) in cash ......................................        40,000     (1,116,000)
Cash, beginning of period ............................................       (24,000)     1,138,000
                                                                         -----------    -----------
Cash, end of period ..................................................   $    16,000    $    22,000
                                                                         ===========    ===========

Supplemental cash flow information:
   Cash paid for:
      Interest .......................................................   $         0    $         0
                                                                         ===========    ===========

Non Cash Transactions
Supplemental Disclosure of Non-Cash Financing and Investing:

   Issuance of common stock for partial reduction of Note
   Payable officer ...................................................   $         0    $    56,000
                                                                         ===========    ===========

   Issuance of common stock for liquidation of Convertible
   Note Payable ......................................................   $    53,000    $         0
                                                                         ===========    ===========

   Acquisition of intellectual property for the exchange of
   common stock ......................................................   $   126,000    $         0
                                                                         ===========    ===========

                             See accompanying notes.

                    INTERPLAY ENTERTAINMENT AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2009
                                   (UNAUDITED)

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission ("SEC").

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

NOTE 2.  NOTE PAYABLE

     The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note shall bear interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. (Current interest rate of 2.26 %). The note was convertible into 400,000 shares of the Company's common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement. The note was fully repaid on March 26, 2009. (See Note 7)

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

     The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $481,000 in principal and interest remains outstanding under the demand notes as of June 30, 2009. Interest accrued on the demand notes as of June 30, 2009 was $12,000.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEES WHICH ARE CONSIDERED DEFERRED INCOME

     Non refundable but recoupable advances received by the Company for future distribution and license rights as of June 30, 2009 amounted to $804,000.

NOTE 5  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

     Net revenues by geographic regions were as follows:

                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                   ----------------------------------------    ----------------------------------------
                          2009                  2008                  2009                  2008
                   ------------------    ------------------    ------------------    ------------------
                    AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                   -------    -------    -------    -------    -------    -------    -------    -------
                                                  (Dollars in thousands)
North America ..   $   226         90%   $     0          0%   $   285         83%   $     0          0%
International ..        25         10%        40        100%        60         17%       104        100%
OEM, royalty and
licensing ......         0          0%         0          0%         0          0%         0          0%
                   -------    -------    -------    -------    -------    -------    -------    -------
                   $   251        100%   $    40        100%   $   345        100%   $   104        100%
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

     At June 30, 2009, the Company has one stock-based employee compensation plan. Stock options and warrants were granted under the plan during the six months ended June 30, 2009.

     On June 18, 2009, Michel Welter and Eric Caen were granted 150,000 options each for serving on the Board of Directors through June 2009. Alberto Haddad and Xavier De Portal received 300,000 options each for joining the Board of Directors. Such options have an exercise price of $0.065 (market value at the date of grant) and are exercisable consistent with the Company's stock option plan. On June 18, 2009 various employees received a total of 1,150,000 stock incentive options. Such options are exercisable consistent with the Company's stock option plan

     Also on June 18, 2009 the Board of Directors extended the suspension of cash compensation for Directors fees through September 2009 and issued 3,428,400 warrants to Eric Caen, Alberto Haddad, Xavier de Portal and Michel Welter respectively as Directors. Michel Welter and Xavier De Portal each were granted 999,950 , Alberto Haddad was granted 857,100 and Eric Caen was granted 571,400. Such warrants have a term of 10 years an exercise price of $0.065, and are immediately exercisable. 6,000,000 10 year warrants were issued on June 18, 2009 at an exercise price of $0.065 to Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, to reduce his compensation to $250,000 through June 30, 2010.

     Stock-based   compensation  cost  approximated  $608,000  and  $635,000  as reflected in net loss for the quarter and six months ended June 30, 2009.

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

NOTE 8. SUBSEQUENT EVENT

     On July 2, 2009, Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised 2,100,000 warrants issued in 2006 at an exercise price of 0.0279. These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest (see Note 2).

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended June 30,                     Six months ended June 30,
                                     -------------------------------------------   -------------------------------------------
                                             2009                   2008                   2009                   2008
                                     --------------------   --------------------   --------------------   --------------------
                                                 % of Net               % of Net               % of Net               % of Net
                                      Amount     Revenues    Amount     Revenues    Amount     Revenues    Amount     Revenues
                                     --------    --------   --------    --------   --------    --------   --------    --------
                                                                       (Dollars in thousands)
Revenues .........................   $    251         100%  $     40         100%  $    345         100%  $    104         100%

Cost of goods sold ...............        109          43%         2           5%       136          39%         2           2%
                                     --------    --------   --------    --------   --------    --------   --------    --------

     Gross Profit ................        142          57%        38          95%       209          61%       102          98%

Operating Expenses :

   Marketing and sales ...........          0           0%      --             0%         0           0%      --             0%

   Product Development ...........         52          21%        86         215%       117          34%       161         155%

   General and administrative ....        874         348%       495       1,238%     1,189         345%       829         797%
                                     --------    --------   --------    --------   --------    --------   --------    --------
      Total operating expenses ...        926         369%       581       1,453%     1,306         379%       990         952%
                                     --------    --------   --------    --------   --------    --------   --------    --------

Operating income (loss) ..........       (784)       -312%      (543)     -1,358%  $ (1,097)       -318%      (888)       -854%


Other income (expenses):

   Other income (expenses) .......         13           5%        51         128%        61          18%        53          51%

   Income taxes ..................       --          --         --          --         --          --         --          --
                                     --------    --------   --------    --------   --------    --------   --------    --------
   Net income (loss) .............   $   (771)       -307%   $  (492)     -1,230%  $ (1,036)       -300%  $   (835)       -803%
                                     ========    ========   ========    ========   ========    ========   ========    ========


Net revenues by geographic region:
---------------------------------

North America ....................        226          90%      --             0%       285          83%      --             0%

International ....................         25          10%        40         100%        60          17%       104         100%

OEM, royalty and licensing .......          0           0%      --             0%         0           0%      --             0%
                                     --------    --------   --------    --------   --------    --------   --------    --------
                                     $    251         100%  $     40         100%  $    345         100%  $    104         100%
                                     ========    ========   ========    ========   ========    ========   ========    ========


Net revenue by platform:
-----------------------

Personal computers ...............   $    225          90%        39          98%       285          83%        98          94%

Video game console ...............   $     26          10%         1           2%        60          17%         6           6%

OEM, royalty and licensing .......          0           0%         0           0%         0           0%      --             0%
                                     --------    --------   --------    --------   --------    --------   --------    --------
                                     $    251         100%  $     40         100%  $    345         100%  $    104         100%
                                     ========    ========   ========    ========   ========    ========   ========    ========

NORTH AMERICAN, INTERNATIONAL AND OEM, ROYALTY AND LICENSING NET REVENUES

     Geographically, our net revenues, for the three and six months ended June 30, 2009 and 2008 break down as follows: (in thousands)


Three Months Ended June 30            2009       2008      Change     % Change
------------------------------      --------   --------   --------    --------
North America ................      $    226   $      0   $    226         100%
International ................            25         40        (15)        (38%)
OEM, Royalty & Licensing .....             0          0          0           0%
                                    --------   --------   --------    --------
Net Revenues .................      $    251   $     40   $    211         527%
                                    ========   ========   ========    ========


Six Months Ended June 30              2009       2008      Change     % Change
------------------------------      --------   --------   --------    --------
North America ................      $    285   $      0   $    285         100%
International ................            60        104        (44)        (42%)
OEM, Royalty & Licensing .....             0          0          0           0%
                                    --------   --------   --------    --------
Net Revenues .................      $    345   $    104   $    241         231%
                                    ========   ========   ========    ========


     Net revenues for the three months ended June 30, 2009 were $251,000, an increase of 527% compared to the same period in 2008. This increase resulted from a 100% increase in North American net revenues, and a 38% decrease in International net revenues.

     Net revenues for the six months ended June 30, 2009 were $345,000, an increase of 231% compared to the same period in 2008 due to the increase in back catalog sales. This increase resulted from a 100% increase in North American net revenues, and a 42% decrease in International net revenues.

     North American net revenues for the three months ended June 30, 2009 were $226,000. The increase in North American net revenues in 2009 was mainly due to a 100% increase in back catalog sales.

     North American net revenues for the six months ended June 30, 2009 were $285,000. The increase in North American net revenues in 2009 was mainly due to a 100% increase in back catalog sales.

     International net revenues for the three months ended June 30, 2009 were $25,000. The decrease in International net revenues for the three months ended June 30, 2009 was mainly due to a 38% decrease in back catalog sales.

     International net revenues for the six months ended June 30, 2009 were $60,000. The decrease in International net revenue for the six months ended June 30, 2009 was mainly due to a 42% decrease in back catalog sales.

PLATFORM NET REVENUES

     Our platform net revenues, for the three and six months ended June 30, 2009 and 2008 break down as follows: (in thousands)


Three Months Ended June 30              2009       2008      Change     % Change
--------------------------------      --------   --------   --------    --------
Personal Computer ..............      $    225   $     39   $    186        476%
Video Game Console .............            26          1         25      2,500%
OEM, Royalty & Licensing .......             0          0          0        N/A
                                      --------   --------   --------   --------
Net Revenues ...................      $    251   $     40   $    211        527%
                                      ========   ========   ========   ========


Six Months Ended June 30               2009       2008      Change     % Change
-------------------------------      --------   --------   --------    --------
Personal Computer .............      $    285   $     98   $    187        190%
Video Game Console ............            60          6         54         90%
OEM, Royalty & Licensing ......             0          0          0       (100%)
                                     --------   --------   --------   --------
Net Revenues ..................      $    345   $    104   $    241        231%
                                     ========   ========   ========   ========

     PC net revenues for the three months ended June 30, 2009 were $225,000, an increase of 476% compared to the same period in 2008. The increase in PC net revenues in 2009 was primarily due to increase of back catalog sales. Video game console net revenues were $26,000, an increase of 2,500% for the three months ended June 30, 2009 compared to the same period in 2008, due to the royalties earned from electronic distribution of back catalog titles.

     PC net revenues for the six months ended June 30, 2009 were $285,000, an increase of 190% compared to the same period in 2008. The increase in PC net revenues in the six months ended June 30, 2009 was primarily due to increase of back catalog sales. Video Game console net revenues were $60,000, an increase of 90% for the six months ended June 30, 2009 compared to the same period in 2008, mainly due to the royalties earned from electronic distribution of back catalog titles.

COST OF GOODS SOLD GROSS PROFIT MARGIN

     Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)


Three Months Ended June 30          2009        2008       Change     % Change
----------------------------      --------    --------    --------    --------
Net Revenues ...............      $    251    $     40    $    211         527%
Cost of Goods Sold .........           109           2         107       5,350%
Gross Profit Margin ........      $    142    $     38    $  1,044         271%


Six Months Ended June 30            2009        2008       Change     % Change
----------------------------      --------    --------    --------    --------
Net Revenues ...............      $    345    $    104    $    241         231%
Cost of Goods Sold .........           136           2         134       6,700%
Gross Profit Margin ........      $    209    $    102    $    107         104%


Three Months Ended June 30                    2009         2008        Change
-----------------------------------         --------     --------     --------
Net Revenues ......................              100%         100%           0%
Cost of Goods Sold ................               43%           5%          38%
Gross Profit Margin ...............               57%          95%         (38%)


Six Months Ended June 30                      2009         2008        Change
-----------------------------------         --------     --------     --------
Net Revenues ......................              100%         100%           0%
Cost of Goods Sold ................               39%           2%          37%
Gross Profit Margin ...............               61%          98%         (37)%


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

     Our cost of goods sold increased 5,350% at $109,000 in the three months ended June 30, 2009 compared to the same period in 2008. The increase in cost of goods sold was primarily due to increase in back catalog sales.

     Our cost of goods sold increased 6,700% to $136,000 in the six months ended June 30, 2009 compared to the same period in 2008. The increase in cost of goods sold was primarily due to increase in back catalog sales.

     Our gross margin decreased to 57% for the three months ended June 30, 2009 from 95% in the comparable period in 2008.

     Our gross margin decreased to 61% for the six months ended June 30, 2009 period from 98% in the comparable 2008 period.

     MARKETING AND SALES

     Our marketing and sales expense for the three months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)

Marketing and Sales                        2009      2008     Change    % Change
----------------------------------       --------  --------  --------   --------
Three Months Ended June 30 .......       $      0  $      0  $     (0)       N/A
Six Months Ended June 30 .........       $      0  $      0  $     (0)       N/A


     Marketing and sales expenses primarily consist of advertising and retail marketing support, marketing and sales personnel, customer support services and other related operating expenses. Marketing and sales expenses for the three months ended June 30, 2009 were $0. Marketing and sales expenses for the six months ended June 30, 2009 were $0.

     PRODUCT DEVELOPMENT

     Our Product Development expense for the three months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)

Product Development                      2009      2008     Change    % Change
---------------------------------      --------  --------  --------   --------
Three Months Ended June 30 ......      $     52  $     86  $    (34)       (40%)
Six Months Ended June 30 ........      $    117  $    161  $    (44)       (27%)


     Product development expenses were $52,000, a 40% decrease as compared to the same period in 2008.

     Our product development decreased 27% to $117,000 for the six months ended June 30, 2008 period compared to the same period in 2008.

     GENERAL AND ADMINISTRATIVE

     Our general and administrative expense for the three and six months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)

General and Administrative              2009       2008      Change    % Change
---------------------------------     --------   --------   --------   --------
Three Months Ended June 30 ......     $    874   $    495   $    379         76%
Six Months Ended June 30 ........     $  1,189   $    829   $    360         43%


     General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, stock option compensation, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended June 30, 2009 were $874,000, a 76% increase as compared to the same period in 2008. The increase results from stock option and warrant compensation of $608,000. General and administrative expenses for the six months ended June 30, 2009 were $1,189,000 a 43% increase as compared to the same period in 2008. The significant component of the increase results from stock option compensation of $635,000.

     OTHER EXPENSE (INCOME), NET

     Our other expense (income) for the three months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)

Other (Income) Expenses             2009        2008       Change     % Change
-------------------------------   --------    --------    --------    --------
Three Months Ended June 30 ....   $    (13)   $    (51)   $    (38)        (75%)
Six Months Ended  June 30 .....   $    (61)   $    (53)   $      8          15%

     Other expenses for the three months ended June 30, 2009 consists primarily, interest expense on debt in the amount of $11,000, foreign currency exchange transactions loss of $2,000 and other nonrecurring income of ($26,000), Other expenses for the six months ended June 30, 2009 was $61,000 consists primarily, interest expense on debt in the amount of $21,000, foreign currency exchange transactions losses of $6,000 and other nonrecurring income of the licensing settlements in the amount of ($35,000) prior year reversals of accruals ($49,000) and rental income of ($4,000).

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2009, we had a working capital deficit of approximately $2,544,000, and our cash balance was approximately $16,000.

     We have entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams are working together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's MMO "Earthrise" project

     We  sold  "Fallout"  to  a  third  party  and  entered  into,   subject  to
satisfaction of various conditions, the license back which could allow us to create, develop and exploit a "Fallout" MMOG. We also retained perpetual exclusive worldwide merchandising right to the existing Fallout games at the time (Fallout, Fallout 2, Fallout Tactics and Fallout Brotherhood of steel).

     We have reinitiated our in-house game development studio, and have hired game developers.

     We are exploiting, or planning to exploit, our portfolio of gaming properties through sequels and various development and publishing arrangements in the following ways:

     o Sequels for video game consoles and personal computers o Downloadable existing and new content for video game consoles

     o    Electronic distribution of existing content for personal computers

     o    Electronic distribution of new content for mobile devices

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

     Our  primary   capital  needs  have   historically   been  working  capital
requirements  necessary  to  fund  our  operations.   Our  operating  activities
generated cash of $40,000 during the six months ended June 30, 2009.

     We entered into various licensing agreements during the three months ended June 30, 2009 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company's operations during the remainder of the fiscal year.

     No assurance can be given that funding can be obtained by us on acceptable terms, or at all.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements under which we have obligations under a guaranteed contract that has any of the characteristics identified in GAAP. "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument. We have no obligations, including a contingent obligation arising out of a variable interest in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

                                       Less than     1 - 3       3 - 5     More than
CONTRACTUAL OBLIGATION        Total     1 Year       Years       Years      5 Years
------------------------------------------------------------------------------------
Lease Commitments (1) ..          11           3           8        --          --
                           ---------   ---------   ---------   ---------   ---------
 Total .................          11           3           8        --          --
                           =========   =========   =========   =========   =========

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments as of June 30, 2009. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

     Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

     Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

     We recognized losses of $6,000 and a gain of $4,000 during the six months ended June 30, 2009 and 2008 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable.

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

     There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 30, 2009.

     The following resolution was passed:

     (1)  Election of each director listed below:

                                         For            Withheld
                                     ----------       ----------
          Herve Caen                 69,069,652          910,381
          Eric Caen                  69,197,834          782,199
          Michel Welter              68,990,592          989,441
          Xavier De Portal           69,176,056          803,977
          Alberto Haddad             68,949,632        1,030,401

ITEM 6.  EXHIBITS

     (a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

EXHIBIT
NUMBER      EXHIBIT TITLE
-------     -------------

31.1 Certificate of Herve Caen, Chief Executive Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Act of 1934, as amended.

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



                                        INTERPLAY ENTERTAINMENT CORP.


Date:  August 18, 2009                  By:       /S/ HERVE CAEN
                                              ----------------------------------
                                               Herve Caen,
                                               Chief Executive Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive and
                                               Financial and Accounting Officer)