Form 10-Q
period 2009-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2009-11-20
CIK 1057232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

               12301 WILSHIRE BLVD. LOS ANGELES, CALIFORNIA 90025
                    (Address of principal executive offices)

                                 (310) 979-7070
              (Registrant's telephone number, including area code)

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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]
Smaller reporting company [_]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                    ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2009
           -----                    --------------------------------------------
Common Stock, $0.001 par value                      115,695,268


As of September 30, 2009, 115,695,298 shares of Common Stock of the Registrant were issued and outstanding. This includes 4,658,216 shares of Treasury Stock

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2009

                                 --------------
                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
            2009 (unaudited) and December 31, 2008                             3

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months ended September 30, 2009 and 2008
            (unaudited)                                                        4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2009 and 2008 (unaudited)          5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        18

Item 4T.    Controls and Procedures                                           19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 20

Item 3.     Default Upon Senior Securities                                    20

Item 6.     Exhibits                                                          21

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,     December 31,
                                                                   2009             2008
                                                              -------------    -------------
                                                               (Unaudited)
ASSETS

Current Assets:
  Cash ....................................................   $      49,000    $        --
  Trade receivables .......................................         115,000           87,000
  Inventories .............................................          55,000            1,000
  Deposits ................................................           5,000            7,000
  Prepaid expenses ........................................           5,000           11,000
  Other receivables .......................................          10,000            9,000
                                                              -------------    -------------
    Total current assets ..................................         239,000          115,000

  Property and equipment, net .............................          40,000           48,000
  Other Assets - Intellectual properties ..................         126,000             --
                                                              -------------    -------------
Total Assets ..............................................   $     405,000    $     163,000
                                                              =============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Drawings in excess of cash balance ......................   $        --      $      24,000
  Convertible note payable ................................            --             53,000
  Accounts payable and accrued expenses ...................       1,423,000        1,209,000
  Deferred income .........................................         810,000          710,000
  Note payable to officer and directors ...................         483,000          469,000
                                                              -------------    -------------
    Total current liabilities .............................       2,716,000        2,465,000
                                                              -------------    -------------

Commitments and contingencies

Stockholders' Deficit:
    Preferred stock, $0.001 par value 5,000,000 shares
      authorized; no shares issued and outstanding,
    Common stock, $0.001 par value 300,000,000 shares
      authorized; 115,695,268 and 105,855,634 shares issued   $     116,000    $     108,000
    Paid-in capital .......................................     123,347,000      122,309,000
    Accumulated deficit ...................................    (125,894,000)    (124,842,000)
    Accumulated other comprehensive (loss) ................         120,000          123,000
                                                              -------------    -------------
    Treasury stock of 4,658,216 shares
       Total stockholders' deficit ........................      (2,311,000)      (2,302,000)
                                                              -------------    -------------
Total liabilities and stockholders' deficit ...............   $     405,000    $     163,000
                                                              =============    =============

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                         ------------------------------    ------------------------------
                                              2009             2008             2009             2008
                                         -------------    -------------    -------------    -------------
Revenues .............................   $     510,000    $   1,083,000    $     854,000    $   1,187,000
Cost of goods sold ...................         119,000             --            209,000            3,000
                                         -------------    -------------    -------------    -------------
   Gross profit ......................         391,000        1,083,000          645,000        1,184,000

Operating expenses:
   Marketing and sales ...............          14,000             --             57,000             --
   General and administrative ........         292,000          313,000        1,480,000          982,000
   Product Development ...............          78,000           90,000          195,000          253,000
                                         -------------    -------------    -------------    -------------
      Total operating expenses .......         384,000          403,000        1,732,000        1,235,000
                                         -------------    -------------    -------------    -------------

Operating income (loss) ..............           7,000          680,000       (1,087,000)         (51,000)

Other income (expense):
   Interest expense ..................          (9,000)          (7,000)         (30,000)         (24,000)
   Other .............................         (13,000)         (49,000)          65,000         (137,000)
                                         -------------    -------------    -------------    -------------

Income before benefit for income taxes         (15,000)         624,000       (1,052,000)        (212,000)
Income taxes .........................            --               --               --               --
                                         -------------    -------------    -------------    -------------
Net income ...........................   $     (15,000)   $     624,000    $  (1,052,000)   $    (212,000)
                                         =============    =============    =============    =============


Net income (loss) per common share:
   Basic .............................   $       (0.00)   $        0.01    $       (0.01)   $       (0.00)
                                         =============    =============    =============    =============
   Diluted ...........................   $       (0.00)   $        0.01    $       (0.01)   $       (0.00)
                                         =============    =============    =============    =============

Shares used in calculating net income
(loss) per common share:
   Basic .............................     112,415,000      101,198,000      109,259,000      101,198,000
                                         =============    =============    =============    =============
   Diluted ...........................     112,415,000      101,264,000      109,259,000      101,198,000
                                         =============    =============    =============    =============


                             See accompanying notes.

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        2009           2008
                                                     -----------    -----------
Cash flows from operating activities:
Net (loss) .......................................   $(1,052,000)   $  (212,000)
   Adjustments to reconcile net (loss)
      income to cash (used) provided by
      operating activities:
      Depreciation and amortization ..............        11,000          6,000
      Additional paid in capital - option
         expense .................................       657,000        273,000
      Changes in operating assets and
         liabilities:
         Trade receivables, net ..................       (28,000)        24,000
         Inventories .............................       (54,000)             0
         Deposits ................................         2,000         (3,000)
         Prepaid expenses ........................         6,000        (10,000)
         Other current assets, net ...............        (1,000)        (4,000)
         Accounts payable and accrued expenses ...       215,000        (93,000)
         Note payable officer and directors ......        75,000       (210,000)
         Note payable obligation exchanged
            for intellectual property ............             0     (1,050,000)
         Deferred income .........................       100,000        201,000
         Accumulated other compensation income ...        (3,000)        (7,000)
                                                     -----------    -----------
         Net cash provided by (used in)
            operating activities .................       (72,000)    (1,085,000)
                                                     -----------    -----------

Cash flow from investing activities:
   Purchase of property and equipment ............        (3,000)       (48,000)
                                                     -----------    -----------
         Net cash used in investing activities ...        (3,000)       (48,000)
                                                     -----------    -----------

Cash flows from financing activities:
   Sale of stock .................................       148,000              0
                                                     -----------    -----------
         Net cash provided by (used in)
            financing activities .................       148,000              0
                                                     -----------    -----------

Increase (decrease) in cash ......................        73,000     (1,133,000)
Cash, beginning of period ........................   $   (24,000)   $ 1,138,000
                                                     -----------    -----------
Cash, end of period ..............................   $    49,000    $     5,000
                                                     ===========    ===========


Supplemental cash flow information:
Cash paid for:
   Interest ......................................   $         0    $         0
                                                     -----------    -----------
Non-cash transactions
Supplemental disclosure of non-cash financing
   and investing:
   Issuance of common stock for partial
      reduction of Note Payable Officer ..........   $    61,000    $    56,000
                                                     -----------    -----------
   Issuance of common stock for liquidation
      of Convertible Note Payable ................   $    53,000    $         0
                                                     -----------    -----------
   Acquisition of intellectual property for
      the exchange of common stock ...............   $   126,000    $         0
                                                     -----------    -----------


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

LITIGATION

         On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgement, Preliminary Injunction and Other Relief against Interplay Entertainment Corp. in the United States District Court for the District of Maryland. On October 16, 2009, Interplay Entertainment Corp. ("Interplay") answered the lawsuit and asserted Counter-Claims against Bethesda, including for Breach of Contract, Declaratory Judgment, and other relief.

         Bethesda seeks to cancel the April 4, 2007 trademark license agreement that conditionally allows Interplay to use the FALLOUT (R) brand in conjunction with its currently-in-production massively multiplayer online game. Bethesda claims that Interplay failed to commence full scale development and to satisfy a funding requirement within a specied time frame. Bethesda also seeks to terminate Interplay's rights with respect to the previously released FALLOUT
(R), FALLOUT (R) 2, and FALLOUT(R) Tactics games. Interplay disputes these claims. Although the potential damages are currently unknown, if Bethesda ultimately prevails and cancels the trademark license agreement, Interplay could lose its license to use the FALLOUT(R) brand with respect to its massively multiplayer online game and/or its license to distribute the back catalog FALLOUT(R) titles and may owe monetary damages.

         Interplay's counter-suit alleges that Bethesda interfered with Interplay's business, including distribution of the previously released FALLOUT
(R), FALLOUT(R) 2, and FALLOUT(R) Tactics games, by attempting to terminate Interplay's distribution rights, among other acts. Interplay asks the Court to decide whether Bethesda's attempt to terminate Interplay's rights under the Asset Purchase Agreement results in nullification of the entire contract such that the Parties should be returned to the status quo under their former Exclusive Licensing Agreement. If the Exclusive Licensing Agreement is restored, Bethesda may owe royalties based upon sales of its FALLOUT (R) 3 title. Interplay also seeks a declaration from the Court that it has not infringed upon the FALLOUT(R) mark and that it has satisfied the terms of theTrademark Licensing Agreement related to Interplay's production of a massively-multiplayer online game. A hearing on Bethesda's Motion for Preliminary Injunction is currently set for December 11, 2009.

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

NOTE 2.  NOTE PAYABLE

         The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note bore interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. The note was convertible into 400,000 shares of the Company's common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement. The note was fully repaid on March 26, 2009. (See Note 7)

NOTE 3.  NOTE PAYABLE TO OFFICER AND DIRECTORS

         The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA's acquisition of approximately 56% of the Company's outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors' fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $483,000 in principal and interest remains outstanding under the demand notes and other loans received from officers and directors as of September 30, 2009. Interest accrued on the demand notes as of September 30, 2009 was $20,000.

NOTE 4. ADVANCES FROM DISTRIBUTORS AND LICENSEES WHICH ARE CONSIDERED DEFERRED INCOME

         Non refundable but recoupable advances received by the Company for future distribution and license rights as of September 30, 2009 amounted to $810,000.

NOTE 5.  SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one principal business segment, which is managed primarily from the Company's U.S. headquarters.

         Net revenues by geographic regions were as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------    --------------------------------------------
                                   2009                    2008                    2009                    2008
                           --------------------    --------------------    --------------------    --------------------
                            AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                           --------    --------    --------    --------    --------    --------    --------    --------
                                                               (Dollars in thousands)
North America ..........   $    406          80%   $      1           3%   $    680          80%   $      1           1%
International ..........        104          20%         32          97%        174          20%        136          99%
                           --------    --------    --------    --------    --------    --------    --------    --------
                           $    510         100%   $     33         100%   $    854         100%   $    137         100%
                           ========    ========    ========    ========    ========    ========    ========    ========


NOTE 6.  COMMON STOCK AND EMPLOYEE STOCK OPTIONS

STOCK-BASED COMPENSATION

         The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options and restricted stock awards.

         At September 30, 2009, the Company has one stock-based employee compensation plan. Stock options and warrants were granted under the plan during the nine months ended September 30, 2009.

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

         On June 18, 2009 various employees received a total of 1,150,000 stock incentive options. Such options are exercisable consistent with the Company's stock option plan.

         Also on June 18, 2009 the Board of Directors extended the suspension of cash compensation for Directors fees through September 2009 and issued 3,428,400 warrants to Eric Caen, Alberto Haddad, Xavier de Portal and Michel Welter respectively as Directors. Michel Welter and Xavier De Portal each were granted 999,950, Alberto Haddad was granted 857,100 and Eric Caen was granted 571,400. Such warrants have a term of 10 years an exercise price of $0.065, and are immediately exercisable. 6,000,000 10 year warrants were issued on June 18, 2009 at an exercise price of $0.065 to Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, to reduce his compensation to $250,000 through June 30, 2010.

         Stock-based compensation cost approximated $22,000 and $657,000 as reflected in net loss for the quarter and nine months ended September 30, 2009.

         On July 2, Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised 2,100,000 warrants issued in 2006 at an exercise price of 0.0279. These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest (see Note 3).

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

                 INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  THREE MONTHS ENDED SEPTEMBER 30                NINE MONTHS ENDED SEPTEMBER 30
                           --------------------------------------------    --------------------------------------------
                                   2009                    2008                   2009                    2008
                           --------------------    --------------------    --------------------    --------------------
                                       % OF NET                % OF NET                % OF NET                % OF NET
                            AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                           --------    --------    --------    --------    --------    --------    --------    --------
                                                              (Dollars in thousands)
NET REVENUES ...........   $    510         100%   $  1,083         100%   $    854         100%   $  1,187         100%
COST OF GOODS SOLD .....        119          23%       --             0%        209          24%          3           0%
                           --------    --------    --------    --------    --------    --------    --------    --------
     GROSS PROFIT ......        391          77%      1,083         100%        645          76%      1,184         100%

OPERATING EXPENSES:
   MARKETING AND SALES .         14           3%       --             0%         57           7%       --             0%
   GENERAL AND
     ADMINISTRATIVE ....        292          57%        313          29%      1,480         173%        982          83%
   PRODUCT DEVELOPMENT .         78          15%         90           8%        195          23%        253          21%
                           --------    --------    --------    --------    --------    --------    --------    --------
     TOTAL OPERATING
       EXPENSES ........        384          75%        403          37%      1,732         203%      1,235         104%
                           --------    --------    --------    --------    --------    --------    --------    --------

OPERATING INCOME (LOSS)           7           2%        680          63%     (1,087)       -127%        (51)         -4%

OTHER INCOME (EXPENSES):
     OTHER INCOME ......        (22)         -4%        (56)         -5%         35           4%       (161)        -14%
     INCOME TAXES ......       --          --          --          --          --          --          --          --
                           --------    --------    --------    --------    --------    --------    --------    --------
     NET INCOME ........   $    (15)         -2%   $    624          58%   $ (1,052)       -123%   $   (212)        -18%
                           ========    ========    ========    ========    ========    ========    ========    ========

NET REVENUE BY
GEOGRAPHIC REGION:
NORTH AMERICA ..........        406          80%          1           3%        681          80%          1           1%
INTERNATIONAL ..........        104          20%         32          97%        174          20%        136          99%
                           --------    --------    --------    --------    --------    --------    --------    --------
                           $    510         100%   $     33         100%   $    855         100%   $    137         100%
                           ========    ========    ========    ========    ========    ========    ========    ========

NET REVENUE BY PLATFORM:
PERSONAL COMPUTERS .....        495          97%         33         100%        781          91%        131          96%
VIDEO GAME CONSOLE .....         15           3%          0           0%         73           9%          6           4%
                           --------    --------    --------    --------    --------    --------    --------    --------
                           $    510         100%   $     33         100%   $    854         100%   $    137         100%
                           ========    ========    ========    ========    ========    ========    ========    ========

NET REVENUES

NORTH AMERICAN AND INTERNATIONAL NET REVENUES

Geographically, our net revenues for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

Three Months Ended September 30         2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
North America .....................   $    406   $      1   $    405
International .....................        104         32         72        225%

Net Revenues ......................   $    510   $     33   $    477      1,445%


Nine Months Ended September 30          2009       2008      Change   % Change
-----------------------------------   --------   --------   --------   --------
North America .....................   $    680   $      1   $    679
International .....................        174        136         38         28%

Net Revenues ......................   $    854   $    137   $    717        524%


For the three months ended September 30, 2009, net revenue was $510,000, driven by retail distribution and electronic distribution of back catalog games. Net revenue for the three months ended September 30, 2009 increased 1,445% compared to the three months ended September 30, 2008. Net revenue for North America was $406,000 and net revenue for International sales was $104,000. North American sales increased by $405,000 and International sales increased by $72,000 compared to the three months ended September 30, 2008.

For the nine months ended September 30, 2009, net revenue was $854,000, driven by retail distribution and electronic distribution of back catalog games. Net revenue for the nine months ended September 30, 2009 increased 524% compared to the nine months ended September 30, 2008. Net revenue for North America was $680,000 and net revenue for International sales was $174,000. North American sales increased by $679,000 and International sales increased by $38,000 compared to the nine months ended September 30, 2008.

PLATFORM NET REVENUES

Our platform net revenues for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

Three Months Ended September 30         2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Personal Computer .................   $    495   $     33   $    462      1,400%
Video Game Console ................         15          0         15        100%

Net Revenues ......................   $    510   $     33   $    477      1,445%


Nine Months Ended September 30          2009       2008      Change   % Change
-----------------------------------   --------   --------   --------   --------
Personal Computer .................   $    781   $    131   $    650        496%
Video Game Console ................         73          6         67        111%

Net Revenues ......................   $    854   $    137   $    717        523%


PC net revenues for the three months ended September 30, 2009 were $510,000, an increase of 1,445% compared to the same period in 2008. The increase in PC net revenues in 2009 was primarily due to an increase in retail and electronic distribution of back catalog games. Video game console net revenues were $15,000, an increase of 100% for the three months ended September 30, 2009 compared to the same period in 2008, due to the royalties earned from electronic distribution of back catalog games.

PC net revenues for the nine months ended September 30, 2009 were $854,000, an increase of 523% compared to the same period in 2008. The increase in PC net revenues in the nine months ended September 30, 2009 was primarily due to an increase in retail and electronic distribution of back catalog games. Video Game console net revenues were $73,000 an increase of 111% for the nine months ended September 30, 2009 compared to the same period in 2008, mainly due to the royalties earned from electronic distribution of back catalog games.

COST OF GOODS SOLD; GROSS PROFIT MARGIN

Our net revenues cost of goods sold and gross margin for the three months and nine months ended September 30, 2009 and 2008 breakdown as follows: (in thousands)

Three Months Ended September 30         2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Net Revenues ......................   $    510   $     33   $    477      1,445%
Cost of Goods Sold ................        119          0        119
Gross Profit Margin ...............   $    391   $     33   $    358        108%


Nine Months Ended September 30          2009       2008      Change   % Change
-----------------------------------   --------   --------   --------   --------
Net Revenues ......................   $    854   $    137   $    717        523%
Cost of Goods Sold ................        209          3        206        687%
Gross Profit Margin ...............   $    645   $    134   $    511        381%


Three Months Ended September 30         2009       2008      Change
-----------------------------------   --------   --------   --------
Net Revenues ......................        100%       100%
Cost of Goods Sold ................         23%         0%
Gross Profit Margin ...............         77%       100%        23%

Nine Months Ended September 30          2009       2008      Change
-----------------------------------   --------   --------   --------
Net Revenues ......................        100%       100%
Cost of Goods Sold ................         24          0%
Gross Profit Margin ...............         76%       100%        24%


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

Our cost of goods sold increased 100% to $119,000 in the three months ended September 30, 2009 compared to the same period in 2008. The increase in cost of goods sold was primarily due to an increase in back catalog sales.

Our cost of goods sold increased 687% to $209,000 in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in cost of goods sold was primarily due to an increase in back catalog sales.

Our gross margin decreased to 77% for the three months ended September 30, 2009. from 100% in the comparable period in 2008.

Our gross margin decreased to 76% for the nine months ended September 30, 2009 from 100% in the comparable period in 2008.

MARKETING AND SALES

Our marketing and sales expense for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

Marketing and Sales                     2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Three Months Ended September 30 ...   $     14   $      0   $     14        100%
Nine Months Ended September 30 ....   $     57   $      0   $     57        100%


Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses.

Marketing and sales expenses for the three months ended September 30, 2009 was $14,000 a 100% increase as compared to the same period durimg 2008.

Marketing and sales expenses for the nine months ended September 30, 2009 were $57,000 a 100% increase as compared to the same period during 2008.

PRODUCT DEVELOPMENT

Our Product Development expense for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

Product Development                     2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Three Months Ended September 30 ...   $     78   $     90   $    (12)      (13%)
Nine Months Ended September 30 ....   $    195   $    253   $    (58)      (23%)


Product development expenses were $78,000, a 13% decrease as compared to the same period in 2008.

Our product development decreased 23% to $195,000 for the nine months ended September 30, 2009 period compared to the same period in 2008.

GENERAL AND ADMINISTRATIVE

Our general and administrative expense for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

General and Administrative              2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Three Months Ended September 30 ...   $    292   $    313   $     21        (7%)
Nine Months Ended September 30 ....   $  1,480   $    982   $    498        51%


General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses. General and administrative expenses for the three months ended September 30, 2009 were $292,000, a 7% decrease as compared to the same period in 2008. The decrease is mainly due to the decrease in general expenses. General and administrative expenses for the nine months ended September 30, 2009 were $1,480,000 a 51% increase as compared to the same period in 2008. The significant component of the increase results from stock option compensation of $657,000.

OTHER EXPENSE (INCOME), NET

Our other expense (income) for the three months and nine months ended September 30, 2009 and 2008 break down as follows: (in thousands)

Other (Income) Expenses                 2009       2008      Change    % Change
-----------------------------------   --------   --------   --------   --------
Three Months Ended September 30 ...   $     22   $     56   $    (34)      (61%)
Nine Months Ended  September 30 ...   $    (35)  $    161   $   (196)    1,217%


Other expenses for the three months ended September 30, 2009 consist primarily of interest expense on debt in the amount of $9,000, foreign currency exchange transactions losses of $3,000, bad debt expense of $10,000. Other expenses for the nine months ended September 30,2009 consist primarily of interest expense on debt in the amount of $30,000, foreign currency exchange transaction losses of $11,000, bad debt expense of $13,000 and other nonrecurring income licensing settlements of ($35,000), prior period reversals of accruals of ($50,000) and rental income of ($4,000).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had a working capital deficit of approximately $2,477,000, and our cash balance was approximately $49,000.

We have entered into a binding letter of intent with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." The game has been in design and development at Interplay since November 2007. Masthead and Interplay teams are working together under the direction and control of Interplay to complete development of the project. As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's MMO "Earthrise" project.

We sold "Fallout" to a third party and entered into, subject to satisfaction of various conditions, the license back which could allow us to create, develop and exploit a "Fallout" MMOG. We also retained perpetual exclusive worldwide merchandising right to the existing Fallout games at the time (Fallout, Fallout 2, Fallout Tactics and Fallout Brotherhood of Steel). (See Note 1 of Condensed Consolidated Financial Statements.)

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities generated cash of $73,000 during the nine months ended September 30, 2009.

We entered into various licensing agreements during the nine months ended September 30, 2009 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company's operations during the remainder of the fiscal year.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. (in thousands)

                                           LESS THAN       1 - 3       3 - 5     MORE THAN
CONTRACTUAL OBLIGATIONS      TOTAL          1 YEAR         YEARS       YEARS      5 YEARS
-------------------------------------------------------------------------------------------
Lease Commitments (1)         320              3            317          --          --
-------------------------------------------------------------------------------------------
 Total                        320              3            317          --          --
-------------------------------------------------------------------------------------------

(1) The Company as of November 1, 2009 has relocated to new offices in Los Angeles and has a lease commitment through October 2012. We also have a lease commitment in Irvine for our new development offices through March 31, 2009. The Company is presently in negotiations to extend that lease but no commitments have been made. We also have a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

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

We recognized losses of $10,000 and a gain of $2,000 during the nine months ended September 30, 2009 and 2008 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable which have been from Interplay Productions Ltd.

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

ITEM 1.  LEGAL PROCEEDINGS

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgement, Preliminary Injunction and Other Relief against Interplay Entertainment Corp. in the United States District Court for the District of Maryland. On October 16, 2009, Interplay Entertainment Corp. ("Interplay") answered the lawsuit and asserted Counter-Claims against Bethesda, including for Breach of Contract, Declaratory Judgment, and other relief.

Bethesda seeks to cancel the April 4, 2007 trademark license agreement that conditionally allows Interplay to use the FALLOUT (R) brand in conjunction with its currently-in-production massively multiplayer online game. Bethesda claims that Interplay failed to commence full scale development and to satisfy a funding requirement within a specied time frame. Bethesda also seeks to terminate Interplay's rights with respect to the previously released FALLOUT
(R), FALLOUT (R) 2, and FALLOUT(R) Tactics games. Interplay disputes these claims. Although the potential damages are currently unknown, if Bethesda ultimately prevails and cancels the trademark license agreement, Interplay could lose its license to use the FALLOUT(R) brand with respect to its massively multiplayer online game and/or its license to distribute the back catalog FALLOUT(R) titles and may owe monetary damages.

Interplay's counter-suit alleges that Bethesda interfered with Interplay's business, including distribution of the previously released FALLOUT (R), FALLOUT(R) 2, and FALLOUT(R) Tactics games, by attempting to terminate Interplay's distribution rights, among other acts. Interplay asks the Court to decide whether Bethesda's attempt to terminate Interplay's rights under the Asset Purchase Agreement results in nullification of the entire contract such that the Parties should be returned to the status quo under their former Exclusive Licensing Agreement. If the Exclusive Licensing Agreement is restored, Bethesda may owe royalties based upon sales of its FALLOUT (R) 3 title. Interplay also seeks a declaration from the Court that it has not infringed upon the FALLOUT(R) mark and that it has satisfied the terms of theTrademark Licensing Agreement related to Interplay's production of a massively-multiplayer online game. A hearing on Bethesda's Motion for Preliminary Injunction is currently set for December 11, 2009.

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

                                      INTERPLAY ENTERTAINMENT CORP.


Date:  November 20, 2009              By:       /S/ HERVE CAEN
                                            --------------------------------
                                            Herve Caen,
                                            Chief Executive Officer and
                                            Interim Chief Financial Officer
                                            (Principal Executive and
                                            Financial and Accounting Officer)