Form 10-K
period 2009-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2010-04-15
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24363

Interplay Entertainment Corp.
(Exact name of the registrant as specified in its charter)

Delaware	33-0102707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 Wilshire Blvd., Suite 502, Los Angeles, California 90025
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non- accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X].

As of December 31, 2009, the aggregate market value of voting common stock held by non-affiliates was approximately $6,500,000 based upon the closing price of the Common Stock on that date.

Portions of the Registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days of the close of the Registrant’s last fiscal year, are incorporated by reference into Part III of this report.

As of March 31, 2010,122,662,052 shares of Common Stock of the Registrant were issued and outstanding.

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby.  For this purpose, any statements contained in this Report except for historical information may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, our use of words such as “plan,” "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to help identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included in this Report are based on current expectations that involve a number of risks and uncertainties, as well as certain assumptions.  For example, any statements regarding future cash flow, cash constraints, financing activities, cost reduction measures, and mergers, sales or acquisitions are forward-looking statements and there can be no assurance that we will affect any or all of these objectives in the future.  Additional risks and uncertainties that may affect our future results are discussed in more detail in the section titled “Risk Factors” in “Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interplayâ, Interplay Productionsâ, Games On Line ® and certain of our other product names and publishing labels referred to in this Report are the Company’s trademarks.  This Report also contains trademarks belonging to others.

PART I

Item 1.           BUSINESS

Overview and Recent Developments

Interplay Entertainment Corp., which we refer to in this Report as “we,” “us,” or “our,” is a publisher, distributor and licensor of interactive entertainment software for both core gamers and the mass market.  We were incorporated in the State of California in 1982 and were reincorporated in the State of Delaware in May 1998.  We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories.  We have produced and licensed titles for many of the most popular interactive entertainment software platforms.

We seek to publish or license out interactive entertainment software titles that are, or have the potential to become, franchise software titles that can be leveraged across several releases and/or platforms, and have published or licensed many such successful franchise titles to date.

We own the intellectual property rights in several recognized video games and intend, to develop sequels to some of our most successful games, for the current generation of video game consoles, personal computers and mobile platforms.

In 2007 we sold “Fallout” to a third party and entered into, subject to satisfaction of various conditions, a license back which could allow us to create, develop and exploit a “Fallout” Massively Multiplayer Online Game. We are planning to exploit the license back of “Fallout” MMOG.

We have entered into various agreements with several experienced Video Game studios for the development of games based on intellectual properties we either own or have licensed.  As a result of such agreements we currently have under production or pre-production games based on Battlechess, Clayfighter, Dark Alliance, Descent, Earthworm Jim, MDK2 and Stonekeep. These games when completed will be available for various platforms including Mobile devices, Apple iPod and iPad, Nintendo Wiiware and DSiware, Xbox Live Arcade, Sony Playstation Network and Personal Computers. We also continue full scale development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13" for personal computers. This MMOG has been in design and development at Interplay since November 2007.

Our development partners are working under the direction and control of Interplay’s creative team to complete development of each project to very high quality standards.

Our business and industry has certain risks and uncertainties. For a fuller discussion of the risk and uncertainties relating to our financial results, our business and our industry, please see the section titled “Risk Factors” in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our principal activities involve publishing of video game products, licensing of our intellectual property rights, online distribution, back catalog licensing and OEM/ merchandising.

Products

We publish, distribute or license interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sound.

Our strategy is to invest in products for those platforms, whether PC or video game console, that have or will have sufficient installed bases or a large enough number of potential subscribers for the investment to be economically viable. We are currently internally developing one new product and have five new products in production and three in pre production externally.

Intellectual Property and Proprietary Rights

We regard our software as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights.  We own or license various copyrights and trademarks. We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name and certain of our product names and publishing labels.  We have licensed certain products or entered into distribution agreement with  third parties for distribution in particular geographic markets or for particular platforms, and receive sales proceeds or royalties on such licenses and distribution agreements.  We have also outsourced, from time to time, some of our product development activities to third party developers. We contractually retain all intellectual property rights related to such projects.  We have also licensed certain products developed by third parties and pay royalties on such products.

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

      As the number of software products in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we take reasonable efforts to ensure that our products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made.  Any such claims, with or without merit, can be time consuming and expensive to defend.  From time to time, we have received communications from third parties asserting that features or content of certain of our products may infringe upon such party’s intellectual property rights. In some instances, we may need to engage in litigation in the ordinary course of our business to defend against such claims.  There can be no assurance that existing or future infringement claims against us will not result in costly litigation or require that we license the intellectual property rights of third parties, either of which could have a material adverse effect on our business, operating results and financial condition.

Product Development

We currently have a total of nine new products in various stages of development. We have reinitiated our in-house game development studio, and have hired game developers for this purpose.

During the years ended December 31, 2009, 2008 and 2007, we spent $279,000, $328,000 and $18,000 respectively, on product research and development activities.  Those amounts represented 21%, 24% and 0% respectively, of net revenues in each of those periods.

Segment Information

We operate primarily in one industry segment, the development, publishing and distribution of interactive entertainment software.  For information regarding the revenues associated with our geographic segments, see Note 12 of the Notes to our Consolidated Financial Statements included elsewhere in this Report.

Sales and Distribution

North America. We distribute our products and intellectual property rights in our video games in North America and other selected territories from our corporate offices in Los Angeles, California.

International. We distribute our products and intellectual property rights in our video games in Europe and other selected territories thru our wholly owned subsidiary, Interplay Productions Ltd, located in London, England.

Licensing

We entered into various licensing agreements during 2009 under which we licensed others to exploit games that we have intellectual property rights to.

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

       We compete primarily with other publishers of PC and video game console interactive entertainment software. Significant competitors include Activision/Blizzard, Atari, Bethesda Softworks, Capcom, Electronic Arts, Konami, Lucas Arts, Namco-Bandai, Sega, Square-Enix Take-Two Interactive, THQ and Ubisoft.  In addition, integrated video game console hardware/software companies such as Sony Computer Entertainment, Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, also compete directly with us or have strategic relationships with our competitors.

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

Backlog

We do not carry any material inventories because all of our sales and distribution efforts are either thru electronic distribution or handled by our licensees under the terms of our respective agreements with them. We do not have any backlog orders

Employees

       As of December 31, 2009, we had 9 employees, including 5 in games development  and 4 in finance, general and administrative.

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

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission or SEC. You may obtain copies of these reports via the Internet at the SEC’s homepage located at www.sec.gov.  You may also go to our Internet address located at www.interplay.com/investors/ and go to “SEC filings” which will link you to the SEC’s homepage for our filed reports.  In addition, copies of the reports we file with the SEC may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330.

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

As of December 31, 2009, our cash balance was approximately $1,000 and our working capital deficit totaled approximately $2.841 million. If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition.  These measures could have a material adverse effect on our ability to continue as a going concern.  Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders.  When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation's directors a fiduciary duty to the corporation's creditors.  Our Board of Directors may be required to make decisions that favor the interests of creditors at the expense of our stockholders to fulfill its fiduciary duty.  For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.  If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

For the year ended December 31, 2009, our net loss was approximately $1,500,000. As of December 31, 2009 we had an accumulated deficit of $2.8 million.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors.  Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products’ commercial success.  If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources.  These measures could include selling or consolidating certain operations or assets, and delaying, canceling or further scaling back operations.  These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

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

RISKS RELATED TO OUR BUSINESS

We may not be able to successfully develop a “Fallout” MMOG.

We plan to exploit the license that we hold to create a “Fallout” MMOG. We needed to satisfy various conditions to maintain our license.  Although we believe that all such conditions have been met, our licensor Bethesda Softworks LLC filed a legal action attempting to terminate our license.

If we lose the pending litigation, our license to create a "Fallout"-branded MMOG may be terminated and we might not be able to successfully launch the game.

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

Our operating results have fluctuated in the past and may fluctuate in the future due to several factors, some of which are beyond our control.  These factors include:

•	demand for our products and our competitors' products;
•	the size and rate of growth of the market for interactive entertainment software;
•	changes in personal computer and video game console platforms;
•	the timing of announcements of new products by us and our competitors and the number of new products and product enhancements released by us and our competitors;
•	changes in our product mix;
•	the number of our products that are returned; and
•	the level of our international and original equipment manufacturer royalty and licensing net revenues.

Many factors make it difficult to accurately predict the quarter in which we will ship our products.  Some of these factors include:

•	the uncertainties associated with the interactive entertainment software development process;
•	approvals required from content and technology licensors; and
•	the timing of the release and market penetration of new game hardware platforms.

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

Consumer preferences for interactive entertainment software are always changing and are extremely difficult to predict.  Historically, few interactive entertainment software products have achieved continued market acceptance.  Instead, a limited number of releases have become “hits” and have accounted for a substantial portion of revenues in our industry.  Further, publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and consumer loyalty.  We expect the importance of introducing hit titles to increase in the future.  We cannot assure you that our licensing of products will achieve significant market acceptance, or that we will be able to sustain this acceptance for a significant length of time if we achieve it.

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

Our business requires extensive time and creative effort to produce and market.  Our future success also will depend upon our ability to attract, motivate and retain qualified employees and contractors, particularly software design and development personnel.  Competition for highly skilled employees is intense, and we may fail to attract and retain such personnel.  Alternatively, we may incur increased costs in order to attract and retain skilled employees.  Our executive management team currently consists of CEO and interim CFO Hervé Caen and President Eric Caen.  Our failure to recruit or retain the services of key personnel, including competent executive management, or to attract and retain additional qualified employees could cause material harm to our business.

Our international sales expose us to risks of unstable foreign economies, difficulties in collection of revenues, increased costs of administering international business transactions and fluctuations in exchange rates.

Our net revenues from international sales accounted for approximately 23% and 17% of our total net revenues for years ended December 31, 2009 and 2008, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

Our international sales are subject to a number of inherent risks, including the following:

•	recessions in foreign economies may reduce purchases of our products;
•	translating and localizing products for international markets is time consuming and expensive;
•	accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;
•	regulatory requirements may change unexpectedly;
•	it is difficult and costly to staff and manage foreign operations;
•	fluctuations in foreign currency exchange rates;
•	political and economic instability; and
•	delays in market penetration of new platforms in foreign territories.

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

As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims.  Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement.  From time to time, we receive communications from third parties regarding such claims.  Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.  Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property, which license, if available at all, may not be available on commercially favorable terms; or

•	redesign our interactive entertainment software products, possibly in a manner that reduces their commercial appeal.

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

The interactive entertainment software industry is subject to rapid technological change.  New technologies could render our current products or products in development obsolete or unmarketable.  Some of these new technologies include:

•	operating systems;
•	new media formats
•	releases of new video game consoles;
•	new video game systems by Sony, Microsoft, Nintendo and others.

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

 New interactive entertainment software platforms and technologies also may undermine demand for products based on older technologies.  Our success will depend in part on our ability to adapt our products to those emerging game platforms that gain widespread consumer acceptance.  Our business and financial results may suffer material harm if we fail to:

•	anticipate future technologies and platforms and the rate of market penetration of those technologies and platforms;

•	obtain licenses to develop products for those platforms on favorable terms; or

•	create software for those new platforms on a timely basis.

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

Our Certificate of Incorporation, as amended, provides for 5,000,000 authorized shares of Preferred Stock.  Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,280,576 shares of preferred stock and to fix the rights and preferences of such shares.  In addition, our certificate of incorporation and bylaws contain provisions that:

•	eliminate the ability of stockholders to act by written consent and to call a special meeting of stockholders; and

•	require stockholders to give advance notice if they wish to nominate directors or submit proposals for stockholder approval.

These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

Our common stock may be subject to the “Penny Stock” rules which could adversely affect the market price of our common stock.

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

Our stock is volatile

The trading price of our common stock has previously fluctuated and could continue to fluctuate in response to factors that are largely beyond our control, and which may not be directly related to the actual operating performance of our business, including:

•	general conditions in the computer, software, entertainment, media or electronics industries;
•	changes in earnings estimates or buy/sell recommendations by analysts;
•	investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers; and
•	price and trading volume volatility of the broader public markets, particularly the high technology sections of the market.

Item 2.            PROPERTIES

The Company’s headquarters are located in Los Angeles, California, where we lease approximately 2,700 square feet of office space. The facility is leased through October 2012.  The Company’s development studio is located in Irvine, California, where we lease approximately 1,700 square feet of office space. The facility is leased until March 2011. We also have a representation office in France.

Item 3.            LEGAL PROCEEDINGS

The Company may be involved in various legal proceedings, claims, and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters.  In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Tortious  Interference with Prospective Economic Advantage, Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's  Motion for Preliminary Injunction on December 10, 2009, a decision that Bethesda has appealed.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $200,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008 and 2009, which has been accrued as of December 31, 2009.  The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the Franchise Tax Board that it owes approximately $25,000 in franchise tax , interest and penalties for the tax year ending 2008 which has been accrued as of December 31, 2009. The Company has established a payment plan with the Franchise Tax Board.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company trades on the NASD-operated Over-the-Counter Bulletin Board.  Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol “IPLY.”  At March 30, 2010, there were 96 holders of record of our common stock.

       The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

For the Year ended December 31, 2009	High	Low

First Quarter	$.10	$.05
Second Quarter	.09	.06
Third Quarter	.07	.05
Fourth Quarter	.07	.05

For the Year ended December 31, 2008	High	Low

First Quarter	$.08	$.07
Second Quarter	.20	.07
Third Quarter	.17	.12
Fourth Quarter	.13	.07

Dividend Policy

It is not currently our policy to pay dividends.

Stock Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,960,000	0.097	5,040,000
Issuance of Warrants for services and other compensation not approved by security holders	18,156,181	0.24	-
Total	23,116,181		5,040,000

We have one stock option plan currently outstanding.  Under the 1997 Stock Incentive Plan, as amended (the “1997 Plan”), we may grant up to 10 million options to our employees, consultants and directors, which generally vest from three to five years.

The estimated fair market value of the warrants and options were charged to compensation expense in the amount of $667,000, $199,000 and $12,000 for the years ended 2009, 2008 and 2007, respectively.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Interplay Entertainment Corp.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of eleven companies listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2004 and its relative performance is tracked through 12/31/2009.

(1.) The company's customized peer group includes eleven companies which are: Activision Blizzard Inc, Electronic Arts Inc, Futuremedia PLC, Giant Interactive Group Inc, GLU Mobile Inc, Majesco Entertainment Company, Southpeak Interactive Corp., Take Two Interactive Software Inc, THQ Inc, Webzen Inc and Shanda Interactive Entertainment Limited.

	12/04	12/05	12/06	12/07	12/08	12/09

Interplay Entertainment Corp.	100.00	57.14	964.29	571.43	571.43	464.29
NASDAQ Composite	100.00	108.50	130.22	132.50	80.00	129.93
Peer Group	100.00	84.96	89.09	112.03	45.40	57.77

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

Item 6.            SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheets data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenues	$1,360	$1,378	$6,001	$967	$7,158
Cost of goods sold	147	12	8	167	478
Gross profit	1,213	1,366	5,993	800	6,680
Operating expenses	2,630	1,820	1,538	2,069	3,197
Operating (income) loss	(1,417)	(454)	4,455	(1,269)	3,483
Other income (expense)	(97)	(39)	1,401	4,348	2,445
Income (loss) before income taxes	(1,514)	(493)	5,856	3,079	5,928
Provision (benefit) for income taxes	-	-	-	-	-
Net income (loss)	$(1,514)	$(493)	$5,856	$3,079	$5,928

Cumulative dividend on participating preferred stock	$-	$-	$-	$-
Accretion of warrant	-	-	-	-	-
Net income (loss) available to common stockholders	$(1,514)	$(493)	$5,856	$3,079	$5,928
Net income (loss) per common share:
Basic	$(0.014)	$(0.004)	$0.059	$0.030	$0.063
Diluted	$(0.014)	$(0.004)	$0.057	$0.030	$0.063
Shares used in calculating net income (loss) per common share - basic	108,770	103,482	99,197	100,513	93,856
Shares used in calculating net income (loss) per common share - diluted	108,770	103,482	102,028	102,603	93,856
Selected Operating Data:
Net revenues by geographic region:
North America	$1,048	$89	$5	$203	$2,885
International	312	239	246	632	4,056
OEM, royalty and licensing	-	-	-	132	217
Other	-	1,050	5,750	-	-

Net revenues by platform:
Personal computer	$1,042	$261	$222	$456	$631
Video game console	100	67	29	379	971
OEM, royalty and licensing	218	-	-	132	217
Recognition of Revenue from expired contracts	-	-	-	-	4,574
Other	-	1,050	5,750	-	-
Online licensing	-	-		-	768
	December 31,
	2009	2008	2007	2006	2005
Balance Sheets Data:			(Dollars in thousands)
Working capital (deficiency)	$(2,841)	$(2,415)	$(2,279)	$(8,098)	$(11,497)
Total assets	197	163	1,201	323	673
Total debt	2,997	2,520	3,480	8,410	12,163
Stockholders' equity (deficit)	(2,800)	(2,357)	(2,279)	(8,087)	(11,490)

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

Executive Overview and Summary

Interplay Entertainment Corp. is a publisher, distributor and licensor of interactive entertainment software for both core gamers and the mass market. We are most widely known for our titles in the action/arcade, adventure/role playing game (RPG), and strategy/puzzle categories.  We have produced and licensed titles for many of the most popular interactive entertainment software platforms.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  The Report of our Independent Auditors for the December 31, 2009 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We entered into various distribution and  licensing agreements during 2009 under which we utilized others to exploit games that we have intellectual property rights to. We expect in 2010 to enter into similar distribution and license arrangements to generate cash for the Company’s operations.

During 2007 we sold “Fallout” to a third party and entered into, subject to satisfaction of various conditions, a license back which could allow us to create, develop and exploit a “Fallout” Massively Multiplayer Online Game. We are planning to exploit the license back of “Fallout” MMOG.

We have entered into various agreements  with several experienced Video Game studios  for the development of games based on our Intellectual properties.  As a result of such agreements we currently have under production or pre production games based on Battlechess, Clayfighter, Dark Alliance, Descent, Earthworm Jim, MDK2 and Stonekeep. These games when completed will be available for various platforms including Mobile devices, Apple iPod, Nintendo Wiiware and DSiware, Xbox Live Arcade, Sony Playstation Network and Personal Computers. We also have under production a Massively Multiplayer Online Game (MMOG), code named "Project: V13" for personal computers. This MMO game has been in design and development at Interplay since November 2007.

We also continue full scale development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13" for personal computers. This MMOG has been in design and development at Interplay since November 2007.

Our development partners are working under the direction and control of Interplay’s creative team to complete development of each project to very high quality standards.

We continue  to seek external sources of funding, including but not limited to, incurring debt, the selling of assets or securities, licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and achieve our long-term strategic objectives.

Our products were either designed and created by our employees or by external software developers.  When we used external developers, we typically advanced development funds to the developers in installment payments based upon the completion of certain milestones.  These advances were typically considered advances against future royalties. We currently have several products in development with external developers under a net-revenue-sharing model rather than traditional development funds advances.

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

Revenue Recognition

We recognize revenue from sales when we deliver product to customers or by distributors, net of sales commissions, only as the distributor recognizes sales of the Company’s products to unaffiliated third parties.  Sales commissions are recorded when incurred. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized as earned. Guaranteed minimum royalties on sales, where the guarantee is not recognized upon delivery, are recognized as the minimum payments come due. The Company recognizes revenue on expired contracts when the termination date of the contract is reached because guaranteed minimum royalties are not reimbursable and are recorded as revenue.

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

Software Development Costs

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to “cost of sales — software royalties and amortization” based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

	Years Ended December 31,
	2009		2008		2007
Statements of Operations Data:
Net revenues	100%		100%		100%
Cost of goods sold	10		-
Gross margin	90		100		100
Operating expenses:
Marketing and sales	26				4
General and administrative	146		108		21
Product development	21		24		-
Total operating expenses	193		132		25
Operating income (loss)	(103)		(32)		75
Other income (expense)	(7)		(3)		25
Income (loss) before provision for income taxes	(110)		(35)		100
Provision for income taxes					-
Net income (loss)	(110	) %	(35	) %	100%
Selected Operating Data:
Net revenues by segment:
North America	77%		6%		96%
International	23		17		4
OEM, royalty and licensing	0		-
Other	0		76		-
	100%		100%		100%
Net revenues by platform:
Personal computer	77%		19%		4%
Video game console	7		5
OEM, royalty and licensing	16		-
Other			76		96
	100%		100%		100%

Geographically, our net revenues for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
North America	$1,048	1,139	(91)	(8.0)%
International	312	239	73	31%
Net Revenues	1,360	1,378	(18)	(1)%

Geographically, our net revenues for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
North America	1,139	5,755	(4,616)	(80.2)%
International	239	246	(7)	(3.0)%
Net Revenues	1,378	6,001	(4,623)	(77)%

North American, International and OEM, Royalty and Licensing Net Revenues

Net revenues for the year ended December 31, 2009 were $1,360,000, a decrease of 1% compared to the same period in 2008.  The net revenues for the year ended December 31,2009 were driven by retail distribution and electronic distribution of back catalog games.  Net revenues of retail and electronic distribution of back catalog games increased to $1,360,000 for the year ended December 31, 2009 as compared to $328,000 compared to the same period in 2008. This was an increase in net revenues in the amount of $1,032,000.

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

North American net revenues for the year ended December 31, 2009 were $1,048,000 as compared to $1,139,000 for the year ended December 31, 2008.  The net revenues for the year ended December 31, 2009 were driven by retail distribution and electronic distribution of back catalog games. The Company recognized $1,050,000 in revenues from Atari Interactive exercising an existing option and $89,000 in North American royalties earned in 2008.

North American net revenues for the year ended December 31, 2008 were $1,139,000 as compared to $5,755,000 for the year ended December 31, 2007.  The Company recognized $1,050,000 in revenues from Atari Interactive exercising an existing option and $89,000 in North American royalties earned in 2008. The Company had $5,750,000 in income from recognition of the sale of “Fallout” and $5,000 in North American royalties earned in 2007.

International net revenues for the year ended December 31, 2009 were $312,000, an  increase of $73,000 as compared to International net revenues for the year ended December 31, 2008. The increase in International net revenues compared to the year ended December 31, 2008 was mainly due to a 31% increase in  net revenues for the year ended December 31, 2009 driven by retail distribution and electronic distribution of back catalog games..

International net revenues for the year ended December 31, 2008 were $239,000, a decrease of $7,000 as compared to International net revenues for the year ended December 31, 2007. The decrease in International net revenues compared to the year ended December 31, 2007 was mainly due to a 3.0% decrease in back catalog sales.

Publishing Net Revenues by Platform, Atari option exercise agreement”, Contracts and Licensing Deals Net Revenues

Our publishing net revenues by platform, contracts and licensing deals net revenues for the years ended December 31, 2009 and 2008 breakdown are as follows: (in thousands)

	2009	2008		Change	% Change
Personal Computer	1042	261		781	299%
Video Game Console	100	67		33	49%
OEM, Royalty & Licensing	218	0		218	100%
Other	0	1,050	(1)	(1,050)	(100)%

Net Revenues	1,360	1,378		(18)	(1)%

(1)  Recognition of Revenue of Atari Option Exercise Agreement.

PC net revenues for PC net revenues the year ended December 31, 2009 were $1,042,000, an increase of 299% compared to the same period in 2008.  The increase in PC net revenues in 2009 was primarily from retail distribution and electronic distribution of back catalog games.

Our video game console net revenues for the year ended December 31, 2009 were $100,000 an increase of 49% compared to the same period in 2008, mainly due to electronic distribution of back catalog games..

Our OEM, royalty and licensing revenues for the year ended December 31, 2009 were 218,000, an increase of 100% compared to the same period in 2008, due to new back catalog games licensing.

The Company had $1,050,000 in income from Atari Interactive exercising an existing option to purchase certain intellectual properties from the company in exchange for debt as a onetime non-recurring event during 2008.

Our publishing net revenues by platform, contracts and licensing deals net revenues for the years ended December 31, 2008 and 2007 breakdown is as follows: (in thousands)

	2008		2007		Change	% Change
Personal Computer	261		222		39	17.5%
Video Game Console	67		29		38	131%
OEM, Royalty & Licensing	0		0			0
Other	1,050	(1)	5,750	(2)	4,700	(82)%

Net Revenues	1,360		6,001		(4,641)	(77)%

(1)                 Recognition of Revenue of Atari Option Exercise Agreement.
(2)                 Recognition of Revenue of the sale of  “Fallout”

PC net revenues for the year ended December 31, 2008 were $261,000, an increase of 17.5% compared to the same period in 2007.  The increase in PC net revenues in 2008 was primarily due to an increase in  back catalog sales.

Our video game console net revenues for the year ended December 31, 2008 were $67,000 an increase of 131% compared to the same period in 2007, mainly due to an increase in back catalog sales.

In 2007 the Company had $5,750,000 in income from recognition of the sale of “Fallout” as a onetime non- recurring event.

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

Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Net Revenues	1,360	1,378	(18)	(1.3)%
Cost of Goods Sold	147	12	(135)	(113.5)%
Gross Margin	1,213	1,366	(153)	(11.2)%

Our cost of goods sold increased to $147,000 in the year ended December 31, 2009 compared to $12,000 in the same period in 2008. Our gross margin decreased to $1,213,000 for the twelve months ended December 31, 2009 from $1,366,000 in the comparable period in 2008. The increase in cost of goods sold during 2009 is attributable to the retail distribution of ‘Fallout.”  The decrease in gross margin was primarily due to the recognition of the Atari non recurring transaction in 2008.

Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
Net Revenues	1,378	6,001	(4,623)	520.5%
Cost of Goods Sold	12	8	(4)	(95.2)%
Gross Margin	1,366	5,993	(4,627)	649.1)%

Our cost of goods sold increased to $12,000 in the year ended December 31, 2008 compared to $8,000 in the same period in 2007. Our gross margin decreased to $1,366,000 for the twelve months ended December 31, 2008 from $5,993,000 in the comparable period in 2007. The decrease  in gross margin was primarily due to the sale of “ Fallout” in 2007.

Marketing and Sales

Our marketing and sales expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Marketing and Sales	359	0	(359)	100%

Marketing and sales expenses primarily consist of  sales commissions,  and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2009 were $359,000, a 100.00% increase as compared to the same period in 2008.  The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

Our marketing and sales expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
Marketing and Sales	0	245	(245)	100%

Marketing and sales expenses for the twelve months ended December 31, 2008 was $0, a 100% decrease as compared to the 2007.

General and Administrative

Our general and administrative expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
General and Administrative	1,992	1,492	500	33.5%

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, compensation expense for options, legal expenses and other related operating expenses.  General and administrative expenses for the year ended December 31, 2009 were $1.992 million, a 33.5% increase as compared to the same period in 2008.

Our general and administrative expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
General and Administrative	1,492	1,274	218	17.12%

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, and other related operating expenses.  General and administrative expenses for the year ended December 31, 2008 were $1.492 million, a 17% increase as compared to the same period in 2007.

Product Development

Our product development expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Product Development	279	328	(49)	(14.94)%

Product development expenses for the year ended December 31, 2009 were $ 279,000, a 14.94% decrease as compared to the same period in 2008.  This decrease was mainly due to a decrease in staffing in the amount of ($63,000) and an increase in overhead of $14,000 .

Our product development expenses for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
Product Development	328	18	310	(172.2)%

Product development expenses for the year ended December 31, 2008 were $ 328,000, a 172.2%  increase  as compared to the same period in 2007.

Other Expense (Income), Net

Our other expense for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Other Expense (Income)	97	39	58	148.7%

Other income consists primarily of interest expense on debt in the amount of $39,000, bad debt expenses in the amount of $13,000,  foreign currency exchange transactions gains of$14,000,write off of intellectual properties of $126,000,  nonrecurring income licensing settlements of ($35,000), prior period reversals of accruals of ($35,000), rental income in the amount of ($4,000) and  additional miscellaneous adjustments of $(21,000).

Our other expense for the years ended December 31, 2008 and 2007 breakdown as follows: (in thousands)

	2008	2007	Change	% Change
Other Expense (Income)	39	(1,401)	1,440	102%

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

Provision (Benefit) for Income Taxes

We recorded no tax provision for the years ended December 31, 2009, 2008 and 2007.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of approximately $2,841,000, and our cash balance was approximately $1,000.  We cannot continue to fund our current operations without obtaining additional financing or income.

During 2007 we sold “Fallout” to a third party and entered into subject to satisfaction of various condition the license back which could allow us to create, develop and exploit a “Fallout” MMOG. We are planning to exploit the license back of “Fallout” MMOG.

We have contracted with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13." As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

We are leveraging our portfolio of gaming properties through sequels and various development and publishing arrangements. We are developing sequels to some of our most successful games, including Battlechess, Clayfighter, Earthworm Jim, Dark Alliance, Descent, MDK2 and Stonekeep. We have reinitiated our in-house game development studio, and have hired game developers. We have obtained distribution rights to Prehistorik Man and Legendary Wars: T-Rex Rumble for Nintendo DSi.

We have entered into a Game Production Agreement with Interactive Game Group which provides for the financing of game development under certain conditions.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities  provided cash of $25,000 during the twelve months ended December 31, 2009.

We entered into various licensing agreements during 2009 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2010 to enter into similar license arrangements to generate cash for the Company’s operations.

No assurance can be given that funding can be obtained by us on acceptable terms, or at all. These conditions, combined with our deficits in stockholders' equity and working capital, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements under which we have obligations under a guaranteed contract including indirect guarantees of indebtedness of others.  We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.  We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.  We have no obligations, including a contingent obligation arising out of a variable interest  in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the registrant.

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease Commitments (1)	322	115	207	0	0

(1) The Company as of November 1, 2009 has relocated to new offices in Los Angeles and has a lease commitment through October 2012. The Company also has a lease commitment in Irvine for our new development offices through March 31, 2011. The Company also has a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

Recent Accounting Pronouncements

Only July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any derivative financial instruments as of December 31, 2009. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations.  We do not hedge our risk associated with foreign currency fluctuations.

Foreign Currency Risk

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized a $14,000 loss, $9,000 gain and $60,000 loss during the years ended December 31, 2009, 2008 and 2007, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from foreign distributors or licensees.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009  that have materially affected or reasonably likely to materially affect these controls.

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

Management Report on Internal Control over Financial Reporting

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for Interplay Entertainment Corp. and its subsidiaries (the “Company”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Item10 is incorporated herein by reference to the section entitled “Proposal One ---- Election of Directors” contained in the Proxy Statement ( the “Proxy Statement”) for the 2010 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2009.

Item 11.          EXECUTIVE COMPENSATION

The information in Item 11 is incorporated herein by reference to the section entitled “Proposal One ---- Election of Directors” contained in the Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Item12 is incorporated herein by reference to the section entitled “General Information” ---- Security Ownership of Certain Beneficial Owners and Management” and “Proposal One ---- Election of Directors” contained in the Proxy Statement.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Item 13 is incorporated herein by reference to the section entitled “Proposal One --- Election of Directors” contained in the Proxy Statement.

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 is incorporated herein by reference to the section entitled by reference to the section entitled “Proposal Two --- Ratification of the Appointment of Independent Registered Public Accountant Firm” contained in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Los Angeles , California this 15th day of April, 2010.

INTERPLAY ENTERTAINMENT CORP.

/s/ Hervé Caen
By:___________________________________
Hervé Caen
Its:  Chief Executive Officer and
Interim Chief Financial Officer
(Principal Executive and
Financial and Accounting Officer

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

Signature	Title	Date

/s/ Hervé Caen	Chief Executive Officer, Interim Chief	April 15, 2010
Hervé Caen	Financial Officer and Director
(Principal Executive and Financial and
Accounting Officer)

/s/ Eric Caen	Director	April 15, 2010
Eric Caen

/s/ Michel Welter	Director	April 15, 2010
Michel Welter

/s/ Alberto Haddad	Director	April 15, 2010
Alberto Haddad

s/ Xavier de Portal	Director	April 15, 2010
Xavier de Portal

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company; (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2
Certificate of Designation of Preferences of Series A Preferred Stock, as filed with the Delaware Secretary of State on April 14, 2000; (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

3.3
Certificate of Amendment of Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock, as filed with the Delaware Secretary of State on October 30, 2000; (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 2, 2000; (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on January 21, 2004; (incorporated herein by reference to Exhibit 3.5 to the Company’s  Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008).

3.6
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 1, 2008; (incorporated herein by reference to Exhibit 3.6 to the Company’s  Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 1, 2008; (incorporated herein by reference to Exhibit 3.7 to the Company’s  Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

3.8	Amended and Restated Bylaws of the Company; (incorporated herein by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

4.1	Specimen form of stock certificate for Common Stock; (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

10.01	Third Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan"); (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on August 20, 2002).

10.02	Form of Stock Option Agreement pertaining to the 1997 Plan; (incorporated herein by reference to exhibit 10.2 to the form S-1).

10.03	Form of Restricted Stock Purchase Agreement pertaining to the 1997 Plan; (incorporated herein by reference to Exhibit 10.3 to the Form S-1).

10.04	Form of Indemnification Agreement for Officers and Directors of the Company; (incorporated herein by reference to Exhibit 10.11 to the Form S-1).

10.05
Employment Agreement between the Company and Herve Caen dated November 9, 1999; (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.06
Trademark License Agreement by and between Bethesda Softworks LLC and the Company dated as of April 4, 2007; (incorporated herein by reference to exhibit 10.49 to the Company’s   8-K filed on April 12, 2007).

10.07
Form of Option exercise agreement dated July 24,2008 between Atari Interactive Inc. and the Company.; (incorporated herein by reference to exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2008.

14.1
Code of Ethics of the Company; (incorporated herein by reference to Exhibit 14.1 to Amendment No. 1 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on April 27, 2004).

21.1	Subsidiaries of the Company.

23.1	Consent of Jeffrey S. Gilbert, Independent Registered Public Accounting firm

24.1	Power of Attorney (included on signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Hervé Caen.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT AUDITOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

I have audited the consolidated balance sheets of Interplay Entertainment Corp and Subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss)and cash flows each of the years in the three year period ending December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interplay Entertainment Corp. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three year period ending December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, a history of losses, negative working capital of $2,841,000 and stockholders' deficit of $2,800,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcomes of these uncertainties.

JEFFREY S. GILBERT

Los Angeles, California
April 15, 2010

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$1,000	$0
Trade receivables, net of allowances of $0 and $6,000, respectively	88,000	87,000
Inventories	28,000	1,000
Deposits	14,000	7,000
Prepaid expenses	13,000	11,000
Other receivables	12,000	9,000
Total current assets	156,000	115,000

Property and equipment, net	41,000	48,000

Total assets	$197,000	$163,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Drawings in excess of cash balances	$0	$24,000
Convertible note payable		53,000
Notes payable officer and directors	487,000	469,000
Accounts payable and accrued expenses	1,745,000	1,209,000
Deferred income	765,000	710,000

Total current liabilities	2,997,000	2,465,000

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding, respectively
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 115,695,268 shares in 2009 and 108,140,301 shares in 2008
	116,000	108,000
Paid-in capital	123,357,000	122,309,000
Accumulated deficit	(126,356,000)	(124,842,000)
Accumulated other comprehensive income	83,000	123,000
Treasury stock of 4,658,216 shares at December 31,2009 and 2008
Total stockholders' (deficit)	(2,800,000)	(2,302,000)
Total liabilities and stockholders’(deficit)	$197,000	$163,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Revenue	$1,360,000	$1,378,000	$6,001,000
Cost of goods sold	147,000	12,000	8,000
Gross profit	1,213,000	1,366,000	5,993,000

Operating expenses:
Marketing and sales	359,000	0	245,000
General and administrative	1,992,000	1,492,000	1,275,000
Product development	279,000	328,000	18,000
Total operating expenses	2,630,000	1,820,000	1,538,000

Operating income (loss)	(1,417,000)	(454,000)	4,455,000

Other income (expense):
Interest expense	(39,000)	(35,000)	(59,000)
Other (primarily reversal of accounts payable in 2007)	(58,000)	(4,000)	1,460,000
Total other income (expense)	(97,000)	(39,000)	1,401,000

Income (loss) before provision (benefit) for
income taxes	(1,514,000))	(493,000)	5,856,000
Provision (benefit) for income taxes	-	-	-

Net income (loss)	$(1,514,000))	$(493,000)	$5,856,000

Net income (loss) per common share:
Basic	$(0.014)	$(0.004)	$0.059
Diluted	$(0.014)	$(0.004)	$0.057

Weighted average number of shares used in calculating net income (loss) per common share
Basic	108,770,183	103,482,000	99,197,000
Diluted	108,770,183	103,482,000	102,027,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands)

							Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2006	-	$-	103,855,634	$104	$121,966	$(130,205)	$50	$(8,087)
Issuance of Stock Options	-	-	-	-	12	-	-	12
Shares for Debt – Special Situations Treasury stock	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	5,856	-	5,856
Other comprehensive income, net of income taxes:	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(600)	-
Balance, December 31, 2007	-	-	103,855,634	104	121,976	(124,349)	$(10)	$(2,279)
Net Income	-	-	-	-	-	(493)	-	(493)
Exercise of Warrants for common stock by CEO			4,000,000	4	107			111
Sale of common stock	-	-	284,667	-	27	-	-	27
Issuance of warrants for services	-	-	-	-	174	-	-	174
Issuance of stock options	-	-	-	-	25	-	-	25
Other comprehensive income, net of income taxes:	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	133	(133)
Balance, December 31, 2008			108,140,301	$108	$122,309	$(124,842)	$123	$(2,302)
Exercise of Warrants for common stock by CEO	-	-	2,100,000	2	58	-	-	60
Issuance of common stock for debt, intellectual property and cash	-	-	5,454,967	6	322	-	-	328
Issuance of Warrants for services	-	-	-	-	573	-		573
Issuance of warrants for sale of stock	-	-	-	-	23	-	-	23
Issuance of Stock Option Treasury stock					72	-		72
Net Income	-	-	-	-	-	(1,514)	-	(1,514)
Other comprehensive income, net of income taxes:	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(40)	(40)
Balance, December 31, 2009	-	$-	115,695,268	$116	$123,357	$(126,356)	$83	$(2,800)

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,514,000)	$(493,000)	$5,856,000
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities--
Depreciation and amortization	14,000	9,000	2,000
Issuance of stock options to employees	72,000	25,000	12,000
Issuance of warrants for services to CEO and directors	573,000	174,000
Issuance of warrants in conjunction for conversion of debt	23,000
Write off of intellectual property acquired by issuance of common stock	126,000
Reversal of prior year recorded liabilities		-	(1,425,000)
Changes in assets and liabilities:		-
Trade receivables, net	(1,000)	(61,000)	201,000
Trade receivables from related parties	-		-
Inventories	(27,000)	-	7,000
Deposits	(7,000)	(3,000)	-
Prepaid expenses	(2,000)	(1,000)	(4,000)
Settlement of Atari Note		(1,050,000)	-
Other current assets/receivables	(3,000)	4,000	4,000
Drawings in excess of cash balance		24,000
Note payable officer and directors	48,000
Accounts payable and accrued expenses	538,000	92,000	(3,285,000)
Deferred Income	55,000	115,000	135,000
Accumulated other comprehensive income	(40,000)	133,000	(60,000)
Net cash provided by (used in) operating activities	(145,000)	(1,032,000)	1,443,000

Cash flows from investing activities:
Purchases of property and equipment	(8,000)	(52,000)	(8,000)
Net cash (used in) investing activities	(8,000)	(52,000)	(8,000)

Cash flows from financing activities:
Payment of debt		-	(382,000)
Demand notes to CEO and directors		(269,000)	35,000
Exercise of warrants for common stock by CEO	-	111,000	-
Sale of common stock-net	148,000	27,000	-
Note Payable - CEO	30,000
Proceeds from debt	-	53,000	-

Net cash used in financing activities	178,000	(78,000)	(347,000)

Net increase (decrease) in cash	25,000	(1,162,000)	1,088,000
Cash, beginning of year	(24,000)	1,138,000	50,000
Cash, end of year	$1,000	$(24,000)	$1,138,000

Supplemental cash flow information:
Cash paid during the year for interest	$39,000	$33,000	$371,000

Issuance of common shares for intellectual properties subsequently written off	$126,000	$-	$-

Issuance of common stock for liquidation of convertible debt	$53,000	$-	$-

Exercise of warrants for common stock - CEO	$60,000	-	-

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended DECEMBER 31, 2009, 2008 and 2007

1.	Description of Business and Operations

Interplay Entertainment Corp., a Delaware corporation, and its subsidiaries (the "Company"), publish, distribute and license to others interactive entertainment software.  The Company's software is developed for use on various interactive entertainment software platforms, including personal computers and video game consoles. The Company’s common stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “IPLY”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had net loss of $1,514,000 in 2009. At December 31, 2009, the Company had a stockholders’ deficit of $2,800,000 and a working capital deficit of $2,841,000. The Company has historically funded its operations from licensing fees, royalty and distribution fee advances, and will continue to exploit its existing intellectual property rights in our videogames to provide future funding.

In addition, the Company continues to seek, external sources of funding including, but not limited to, a sale or merger of the Company, a private placement or public offering of the Company’s capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company’s long-term strategic objectives.  Although the Company has had some success in licensing or distributing sales of certain of its products in the past, no assurance can be given that the Company will do so in the future.

The Company expects that it will need to obtain additional financing or income to fund its current operations.  However, no assurance can be given that funding can be obtained on acceptable terms, or at all.  These conditions, combined with the Company’s historical operating losses and its deficits in stockholders’ equity and working capital, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include, among others, sales returns and allowances, allowances for uncollectible receivables, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, stock- based transaction, and certain accrued liabilities related to litigation.  Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, potential government regulation and rapid technological change.  The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Inventories

Inventories consist of packaged software ready for shipment or at sales locations, including video game console software.  Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.  Based on management’s evaluation, the Company had not established any valuation allowance at December 31, 2009.

Net realizable value is based on management’s forecast for sales of the Company’s products in the ensuing years.  The industry in which the Company operates is characterized by technological advancement and changes.  Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

Prepaid Licenses and Royalties

The Company has in the past had prepaid licenses and royalties consisting of fees paid to intellectual property rights holders for use of their trademarks or copyrights. Also included in prepaid royalties were prepayments made to independent software developers under development arrangements that have alternative future uses.  These payments were contingent upon the successful completion of milestones, which generally represent specific deliverables.  Royalty advances were recoupable against future sales based upon the contractual royalty rate.  The Company amortized these costs of licenses, prepaid royalties and other outside production costs to cost of goods sold over six months commencing with the initial shipment in each region of the related title.  The Company amortized these amounts at a rate based upon the actual number of units shipped with a minimum amortization of 75% in the first month of release and a minimum of 5% for each of the next five months after release.  This minimum amortization rate reflected the Company's typical product life cycle.  Management evaluates the future realization of such costs quarterly and charges to cost of goods sold any amounts that management deems unlikely to be fully realized through future sales.  Such costs were classified as current and noncurrent assets based upon estimated product release dates. There were no prepaid licenses and royalties at December 31, 2009.

Product Development Costs

Product development costs would include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. For the year ended December 31, 2009 the Company incurred $279,000 of product development costs.

Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product’s release, we expense, as part of “cost of sales — software royalties and amortization,” capitalized costs when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to product development expense. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate. Criteria used to evaluate expected product performance include:  historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon product release, capitalized software development costs are amortized to “cost of sales — software royalties and amortization” based on the ratio of current revenues to total projected revenues, generally resulting in an amortization period of six months or less. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

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

Research and development costs, which consisted primarily of product development costs, are expensed as incurred.

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

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  If the cost basis of a long-lived asset is greater than the estimated fair value, based on various models, including projected future undiscounted net cash flows from such asset (excluding interest) and replacement value, an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in additional impairment of other long-lived assets in the future.

Goodwill and Intangible Assets

Goodwill and identifiable intangible assets that have indefinite useful lives are not be amortized but rather be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives be amortized over their useful lives. At December 31, 2009 and 2008, the Company had no goodwill or intangible assets subject to amortization.

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

Revenue Recognition

Revenues are recorded when products are delivered to customers based on contract terms  and completion of the sales process.

The Company recognizes revenue from sales by distributors, only as the distributor recognizes sales of the Company’s products to unaffiliated third parties.  Sales commission are recorded as marketing and sales expense. For those agreements that provide the customers the right to multiple copies of a product in exchange for guaranteed amounts, revenue is recognized at the delivery and acceptance of the product gold master.  Per copy royalties on sales that exceed the guarantee are recognized as earned.  Guaranteed minimum royalties on sales, where the guarantee is not recognizable upon delivery, are recognized as the minimum payments come due.  The Company recognizes revenue on expired contracts when the termination date of the contract is reached because guaranteed minimum royalties are not reimbursable and is therefore, recorded as revenue.

The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms.  However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer.  Revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs.  Such allowances are based upon management's evaluation of historical experience, current industry trends and estimated costs. Management of the Company estimated that no allowances were necessary at December 31, 2009, 2008 and 2007. The amount of allowances ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

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

Reversal of Certain Prior Year Accruals and Accounts Payable

During the year ended December 31, 2007 the Company has reversed certain accruals and accounts payables of approximately $1.4 million. It is the Company’s policy to reverse outstanding accruals and accounts payables that have been outstanding for over 4 years and no effort has been made by the vendor or claimant for that period of time to collect the outstanding balances.

Advances from Distributors

Non refundable but recoupable advances received by the Company for the future distribution and license rights are recorded as deferred income and  are recognized as income  as such advances are recouped from actual sales or when contracts with the distributors expire or are terminated.

Sales and Marketing

The Company generally expenses advertising and commission  costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertising.  Cooperative advertising with distributors and retailers is accrued when revenue is recognized.  Cooperative advertising credits are reimbursed when qualifying claims are submitted.  Sales and marketing costs approximated $359,000, $0 and $245,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Foreign Currency

The Company uses the local currency of its operating subsidiaries as the functional currency.  Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the weighted average exchange rate prevailing during the period.  Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and Losses resulting from foreign currency transactions amounted to a $14,000 loss, $9,000 gain and $60,000 loss during the years ended December 31, 2009, 2008 and 2007, respectively, and is included in other income (expense) in the consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of any convertible debt, dilutive stock options and common stock warrants if any.  For the years ended December 31, 2009 and 2008, all options and warrants outstanding to purchase common stock were excluded from the loss per share computation as these were antidilutive. For the year ended December 31, 2007 certain warrants and options were dilutive and were included in diluted net income per share.

Segment Information

The Company discloses information regarding operating segments   The Company is managed, and financial information is developed, on a geographical basis, rather than a product line basis.  Thus, the Company has provided segment information on a geographical basis (see Note 12).

Allowance for Doubtful Accounts

Management establishes an allowance for doubtful accounts based on qualitative and quantitative review of credit profiles of the Company’s customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience.  Management reassesses the allowance for doubtful accounts each period.  If management made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.  Accounts receivable are written off when all collection attempts have failed.

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

Stock-Based Compensation

The Company measures and recognizes compensation cost at fair value for all share-based payments, including warrants, stock options and restricted stock awards.

Recent Accounting Pronouncements

Only July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
	(Dollars in thousands)
Computers and equipment	$46	$38
Furniture and fixtures	10	10
Web Page	17	17
	73	65
Less: Accumulated depreciation and amortization	(32)	(17)
Net Equipment	$41	$48

For the years ended December 31, 2009, 2008 and 2007, the Company incurred depreciation and amortization expense of $15,000, $10,000 and $2,000, respectively.  During the years ended December 31, 2008, 2007 and 2006, the Company disposed of fully depreciated equipment having an original cost of $0, $14,000 and $0, respectively.

4.	Notes Payable

The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $431,000 in principal and interest remains outstanding under the demand notes as of December 31, 2009.  Interest accrued on the demand notes as of December 31, 2009 was $23,000.

The Company issued on June 15, 2009 a $30,000 Note to Herve Caen bearing a 5% annual interest rate for a loan made  to the Company. The Note was repaid with interest on March 19, 2010.

The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note shall bear interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. (Current interest rate of 2.26%). The note is convertible into 400,000 shares of the  Company’s common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement. On March 24, 2009 the Company issued to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company subsequently written off, and $53,298 was satisfied by the cancellation of the convertible promissory note in the amount of $52,000 and accrued interest thereon from Interactive Game Group. These warrants were valued using the Black-Scholes calculation and charged to operations.

The Company entered on July 24, 2008, into an Option Exercise Agreement (the "Agreement") with Atari Interactive, Inc. ("Atari Interactive"). Under the Agreement, Atari Interactive and the Company settled outstanding disputes among them, including in connection with an existing Promissory Note dated August 19, 2004 of the Company in favor of Atari Interactive (the "Note"). Pursuant to the Agreement, Atari Interactive exercised an existing option to purchase, and purchased, from the Company intellectual property rights developed by the Company in connection with the Dungeons & Dragons games. The balance of all amounts due from the Company to Atari Interactive under the Note of approximately $1,050,000.00 was cancelled and terminated and was recognized as revenue.

5.	Advances from Distributors which are considered Deferred Income

	December 31,
	2009	2008
	(Dollars in thousands)
Non refundable advances for future distribution rights	$765,000	$710,000

6.	Income Taxes

Income (loss) before provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Domestic	$(577,000)	$(469,000)	$5,640,000
Foreign	(27,000)	(24,000)	216,000
Total	$(604,000)	$(493,000)	$5,856,000

The provision for income taxes is comprised of the following:

Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)
Current:
Federal	$-	$-	$-
State			-
Foreign	-	-	-

Deferred:
Federal	-	-	-
State	-	-	-
	$-	$-	$-

The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.  The Company's available net operating loss (“NOL”) carry forward for Federal tax reporting purposes approximates $114 million and expires through the year 2029.  The Company's NOL for California State tax reporting purposes approximate $39 million and expires through the year 2019.  The utilization of the federal and state net operating losses may be limited by Internal Revenue Code.

Due to changes in control the utilization of net operating loss carryforwards maybe subject to annual limitations under provisions of the internal revenue code, such limitations could result in the permanent loss of a portion of the net operating loss carryforwards.

A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

	2009	2008	2007
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State income tax effect, net of federal benefits	5.8	5.8	5.8
Valuation allowance Tax rate differentiation of foreign earnings	(39.8)	(39.8)	(39.5)
Other
	-%	-%	-%

The components of the Company's net deferred income tax asset (liability) are as follows:

	December 31,
	2009		2008
	(Dollars in Thousands)
Current deferred tax asset (liability):
Deferred Income	$	(99)	$113
Accrued expenses		-
Foreign loss and credit carryforward		974	974
Federal and state net operating losses		45,397	51,597
Other		-	-
		46,272	52,684

Non-current deferred tax asset (liability):
Depreciation expense		-	-
Nondeductible reserves		-	-
		-	-

Net deferred tax asset before valuation allowance		46,272	52,684
Valuation allowance		46,272	52,684
Net deferred tax asset		$-	$-

The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization.  In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.  The valuation allowance on deferred tax assets decreased $6.8 million during the year ending December 31, 2009 and increased $1.8 million during the year ending December 31, 2008.

7.	Commitments and Contingencies

Leases

The Company as of November 1, 2009 has relocated to new offices in Los Angeles and has a lease commitment through October 2012. We also have a lease commitment in Irvine for our new development offices through March 31, 2011. We also have a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

Total net rent expense was $ 149,000, $155,000 and $83,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation

The Company may be involved in various legal proceedings, claims, and litigation arising in the ordinary course of business, including disputes arising over the ownership of intellectual property rights and collection matters.  In the opinion of management, the outcome of known routine claims will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

On September 8, 2009  Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract, Tortious  Interference with Prospective Economic Advantage, Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has satisfied  the terms of theTrademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's Motion for Preliminary Injunction on December 10, 2009, a decision Bethesda has appealed.  Interplay  will continue to defend its rights and pursue its Counter-Claims against Bethesda.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $200,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008 and 2009, which has been accrued for December 31, 2009. The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the California Franchise Tax Board that it owes approximately $25,000 in franchise tax , interest and penalties for the tax year ending 2008 which has been accrued for December 31, 2009. The Company has established a payment plan with the Franchise Tax Board.

8.	Stockholders’ Equity

Preferred Stock and Common Stock

The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine.  As of December 31, 2009, there were no shares of preferred stock outstanding.

In August 2001, the former majority shareholder converted 336,070 shares of Series A Preferred Stock it purchased in April 2000 into 6,679,306 shares of Common Stock.  This conversion did not include accumulated dividends of $740,000 on the Preferred Stock; these were reclassified as an accrued liability since Titus had elected to receive the dividends in cash.  In March 2002, the former majority shareholder converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock.  In connection with sale of Preferred Stock with the former majority shareholder  in April 2000 the Company issued a warrant to purchase 350,000 shares of the Company’s common stock at $3.79 per share and another warrant to the former majority shareholder  to purchase 50,000 shares of the Company’s common stock at $3.79 per share. Both warrants expire in April 2010.

The Company on June 30, 2008 amended and restated its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock, par value $0.001 per share, a total of 300,000,000 shares of Common Stock.

Warrants Issued

The Company issued a total of 11,105,883 warrants during 2009:

On June 18, 2009 the Board of Directors extended the suspension of cash compensation  for Directors fees through September 2009 and issued 3,428,400 warrants  to  Eric Caen, Alberto Haddad, Xavier de Portal and Michel Welter respectively as Directors. Michel Welter and Xavier De Portal each were granted 999,950 , Alberto Haddad was granted 857,100 and Eric Caen was granted 571,400. Such warrants have a term of 10 years an exercise price of $0.065, and are immediately exercisable.  6,000,000 10 year warrants were issued on June 18, 2009 at an exercise price of $0.065 to Herve Caen, the Chief Executive Officer and Interim Chief Financial Officer, to extend his reduced  compensation to $250,000 through June 30, 2010.

These warrants were valued using the Black-Scholes calculation.  The amount of $572,047 was charged to 2009 operations.

On March 24, 2009 the Company issued to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company subsequently written off, and $53,298 was satisfied by the cancellation of the convertible promissory note (see Note 2) in the amount of $52,000 and accrued interest thereon from Interactive Game Group. These warrants were valued using the Black-Scholes calculation.

The amount of $ 23,000 was charged to 2009 operations.

Exercise of Warrants

On July 6, 2009, Herve Caen, Chief Executive Officer and Interim Chief Financial Officer, exercised  2,100,000 warrants issued in 2006 at an exercise price of 0.0279.  These shares were paid for by reducing the balance due from the Company to Herve Caen including accrued interest of $21,000 and principal of $40,000.

Outstanding Warrants

	Years Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Warrants outstanding at beginning of year	9,150,298	$.41	7,330,000	$.38	7,330,000	$.38
Granted	11,105,883	.0645	5,820,000	.175
Exercised	(2,100,000)	.028	(4,000,000)	.028	-	-
Canceled
Warrants outstanding and exercisable at end of year	18,156,181	$.24	9,150,298	$.41	7,330,298	$.38

A detail of the warrants outstanding and exercisable as of December 31, 2009 is as follows:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.75-$1.75	500,000	1.33	$1.75
$3.79-$3.79	460,298	.29	$3.79
$0.175-$0.175	5,000,000	8.40	$.175
$.13-$.13	820,000	8.50	$013
$.06-$.065	11,105,883	9	$.064
$.0279-$.0279	270,000	.75	$.0279
Total	18,156,181

Sale of Common Stock

On March 24, 2009 the Company issued to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company, and $53,298 was satisfied by the cancelation of the convertible promissory note (see Note 4) in the amount of $52,000   and accrued interest thereon from Interactive Game Group.

On October 22, 2008 and on December 5, 2008 the Company sold to two private investors a total of 284,667 shares of Common Stock of the Company, (84,667 shares at $0.09 and 200,000 shares  at $0.10 per share)  for a total consideration of $27,620.00. Such shares were issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Shares reserved for future issuance

Common stock reserved for future issuance at December 31, 2009 is as follows:

Stock option plan:
Outstanding	4,960,000
Available for future grants	5,040,000
10,000,000 -
Warrants	18,156,181
Total	28,156,181

Treasury Stock

In December 2005, NBC Universal returned their 4,658,216 shares of the Company’s common stock at no cost to the Company. The Company included these shares as treasury stock in 2009 and 2008.

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

	Years Ended December 31,
	2009	2008		2007
	(Amounts in thousands, except per share amounts)
Net income (loss) available to common stockholders	$(1,514)		$(493)	$5,856
Interest related to conversion of secured convertible promissory note	-		-	-
Dilutive net income (loss) available to common stockholders	$(1,514)		$(493)	$5,856
Shares used to compute net income (loss) per common share:
Weighted-average common shares	108,770		103,482	99,197
Dilutive stock equivalents	0		0	2,831
Dilutive potential common shares	108,770		103,482	102,028
Net income (loss) per common share:
Basic	$(0.014)		$(0.004)	$0.059
Diluted	$(0.014)	$	(0.004)	$0.057

In 2009 and 2008 the warrants and options were anti-dilutive.

For the year ended December 31, 2007 certain warrants and options were dilutive and were included in diluted net income per share.

10.	Employee Benefit Plans

Stock Option Plans

The Company has one stock option plan currently outstanding.  Under the 1997 Stock Incentive Plan, as amended (the “1997 Plan”), the Company may grant options to its employees, consultants and directors, which generally vest from three to five years.   At the Company’s 2002 annual stockholders’ meeting, its stockholders voted to approve an amendment to the 1997 Plan to increase the number of authorized shares of common stock available for issuance under the 1997 Plan from four million to 10 million.

The following is a summary of option activity pursuant to the Company's stock option plans:

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	3,160,000	$.074	1,410,000	$.045	2,660,000	$.05
Granted	2,050,000	$.065	1,750,000	$.175	-	-
Exercised	-	-	-	-	-	-
Canceled	(250,000)	.15	-		(1,250,000)	.045
Options outstanding at end of year	4,960,000	$.097	3,160,000	$.074	1,410,000	$.045

Black Scholes Single Option approach was used to estimate the fair value information presented utilizing ratable amortization.  There were 2,050,000, 1,750,000 and 0 options granted in 2009, 2008 and 2007, respectively.

A detail of the options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$0.0279-$0.680	4,960,000	6.50	$0.097

11.	Concentration of Credit Risk

The Company typically sells to distributors and retailers on unsecured credit, with terms that vary depending upon the customer and the nature of the product.  The Company has the risk of non-payment from its customers, whether due to their financial inability to pay, or otherwise.  In addition, while the Company may maintain an allowance for uncollectible receivables, the allowance may not be sufficient in every circumstance.  As a result, a payment default by a significant customer could cause material harm to the Company’s business and cash flow.

12.	Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Years Ended December 31,
	2009		2008			2007
	Amount	Percent	Amount		Percent	Amount		Percent
	(Dollars in thousands)		(Dollars in thousands)			(Dollars in thousands)
North America	$1,048	83%	$1,139	(1)	83%	$5,755	(2)	96%
Europe	312	17	239		17	246		4
Rest of World	-	-	-		-	-		-
OEM, royalty and licensing	-	-	-		-	-		-
	$1,360	100%	$1,378		100%	$6,001		100%

(1)
Included in the net revenues by geographic regions is the exercising of the option by Atari Interactive  to purchase certain intellectual properties from the company in exchange for a note due them in the amount of $1,050,000.

(2)	Included in the net revenues by geographic regions is the sale of “Fallout” transaction in the amount of $5,750,000.

13.	Quarterly Financial Data (Unaudited)

The Company’s summarized quarterly financial data is as follows:

	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Year ended December 31, 2009:
Net revenues	$93	$251	$510	$506
Gross profit	$67	$142	$391	$613
Net income (loss)	$(264)	$(771)	$(15)	$(464)

Net income (loss) per common share basic	$(0.002)	$(0.007)	$(0.00)	$(0.004)
Net income (loss) per common share diluted	$(0.002)	$(0.007)	$(0.00)	$(0.004)

Year ended December 31, 2008:
Net revenues	$57	$40	$1,083	199
Gross profit	$57	$2	$1,083	190
Net income (loss)	$(344)	$(492)	$624	(281)

Net income (loss) per common share basic	$(0.004)	$(0.005)	$0.01	(0.00)
Net income (loss) per common share diluted	$(0.004)	$(0.005)	$0.01	(0.00)

14.	Subsequent Events

On March 17, 2010 the Company sold to Dotcorp Asset Management eleven million six hundred twenty five thousand (11,625,000) shares of Common Stock of the Company (including four million six hundred thousand (4,658,216)  existing shares previously held by the Company as treasury stock and issued a warrant to purchase 7,500,000 shares of Common Stock of the Company for a total consideration of $982,650.  The warrant has a term of four years, an exercise price of $0.10 and is immediately exercisable.

Proceeds of the sale will be used to fund operations, including game development.