Form 10-Q
period 2010-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2010-05-20
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24363

Interplay Entertainment Corp.
(Exact name of the registrant as specified in its charter)

Delaware	33-0102707
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12301 Wilshire Blvd, Los Angeles, California  90025
(Address of principal executive offices)

(310) 979-7070
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer ☐     Accelerated filer ☐     Non- accelerated filer ☒     Smaller reporting company

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Issued and Outstanding at March 31, 2010
Common Stock, $0.001 par value	122,662,052

As of March 31, 2010 122,662,052  shares of Common Stock of the Registrant were issued and outstanding.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2010

TABLE OF CONTENTS
______________

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,2010	DECEMBER 31, 2009
	(unaudited)

ASSETS

Current Assets:
Cash	$512,000	$1,000
Trade Receivables, net of allowances of $ 0 and $0, respectively	76,000	88,000
Inventories	18,000	28,000
Deposits	14,000	14,000
Prepaid expenses	5,000	13,000
Other receivables	11,000	12,000
Total current assets	636,000	156,000

Property and equipment, net	38,000	41,000
Total assets	$674,000	$197,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account payable and accrued expenses	$1,624,000	$1,745,000
Note payable to officer and directors	437,000	487,000
Deferred income	681,000	765,000
Total current liabilities	2,742,000	2,997,000

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding,
Common stock, $0.001 par value 300,000,000 shares authorized;
122,662,052 and 115,695,268 shares issued and outstanding in 2010 and 2009	123,000	116,000
Paid-in capital	124,341,000	123,357,000
Accumulated deficit	(126,631,000)	(126,356,000)
Accumulated other comprehensive income (loss)	99,000	83,000
Treasury stock of 0 and 4,658,216 shares in 2010 and 2009	0	0
Total stockholders' (deficit)	(2,068,000)	(2,800,000)
Total liabilities and stockholders’ (deficit)	$674,000	$197,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Revenue	$276,000	$93,000
Cost of goods sold	16,000	26,000
Gross profit	260,000	67,000

Operating expenses:
Marketing and sales	58,000	0
General and administrative	371,000	310,000
Product Development	112,000	65,000
Total operating expenses	541,000	375,000

Operating (loss) income	(281,000)	(308,000)

Other income (expense):
Interest expense	(12,000)	(10,000)
Other	18,000	54,000
Total other income (expense)	6,000	44,000

Income before benefit for income taxes	(275,000)	(264,000)
Benefit for income taxes	0	0
Net income (loss) available to common stockholders	$(275,000)	$(264,000)

Net income (loss) per common share:
Basic	$(.002)	$(.002)
Diluted	$(.002)	$(.002)

Shares used in calculating net income (loss) per common share:
Basic	113,232,885	108,937,052
Diluted	113,232,885	108,937,052

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(275,000)	$(264,000)
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	4,000	4,000
Stock Option Expense	9,000	4,000
Issuance of warrants	0	23,000
Changes in operating assets and liabilities:
Trade receivables, net	12,000	24,000
Deposits	0	0
Prepaid expenses	8,000	6,000
Other current assets, net	1,000	1,000
Accounts payable and accrued expenses	(124,000)	73,000
Inventory	10,000	0
Note Payable Officers	0	6,000
Deferred revenue	(84,000)	108,000
Accumulated other comprehensive income	16,000	15,000
Net cash provided by (used in) operating activities	(423,000)	0

Cash flows from investing activities:
Net cash used in investing activities	0	0

Cash flows from (used in) financing activities:
Payment on notes payable	(50,000)	0
Sale of common stock	984,000	148,000
Net cash provided by (used in) financing activities	$934,000	148,000

Increase (decrease) in cash	511,000	148,000
Cash, beginning of period	$1,000	(24,000)
Cash, end of period	$512,000	$124,000

Supplemental cash flow information:
Aqusition of intellectual property for common stock	$0	$126,000
Conversion of note payable for common stock	$0	$53,000

See accompanying notes.

Interplay Entertainment and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp.  (which we refer to as the “Company” in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.  The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Factors Affecting Future Performance and Going Concern Status

The Company’s independent public accountant included a “going concern” explanatory paragraph in his audit report on the December 31, 2009 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

The Company continues to seek external sources of funding including, but not limited to, a private placement or public offering of the Company’s capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company’s long-term strategic objectives.  Although the Company has had some success in licensing certain of its products in the past, no assurance can be given that the Company will do so in the future.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, cash flows used to evaluate the recoverability of prepaid licenses and royalties, channel exposure and long-lived assets, and certain accrued liabilities included amounts related to litigation..

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

Interplay Entertainment and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

Note 2.  Note Payable to Officer and Directors

The Company issued on October 2, 2006 to the following officer and directors, Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. A total of $437,000 in principal and interest remains outstanding under the demand notes as of March 31, 2010.  Interest accrued on the demand notes as of March 31, 2010 was $5,000.

Note 3.  Advances from Distributors and Licensee which are Considered Deferred Income

Non refundable but recoupable advances received by the Company for future distribution and license rights as of March 31, 2010 amounted to $681,000.

Note 4.  Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Three months ended March 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	$177	64%	$47	51%
Europe	99	36%	46	59%
	$276	100%	$93	100%

Note 5.  Employee Stock Options

Stock-Based Compensation

The Company accounts for stock based compensation costs at fair value for all share-based payments, including stock options and restricted stock awards.

At March 31, 2010, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $9,000 as reflected in net income for the quarter ended March 31, 2010.  No employee stock options were granted during the quarter ended March 31, 2010.

Note 6.  Sale of Common Stock

On March 17, 2010 the Company sold to Dotcorp Asset Management 11,625,000 shares of Common Stock of the Company (including 4,658,216 existing shares previously held by the Company as treasury stock) and issued a warrant to purchase 7,500,000 shares of Common Stock of the Company for a total consideration of $982,650.  The warrant has a term of four years, an exercise price of $0.10 and is immediately exercisable. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and presumes that readers have access to, and will have read, the “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K, as amended.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions.  For example, any statements regarding future cash flow, revenue or expense expectations, including those forward-looking statements in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”, financing activities, future cash flows, cash constraints, sales or mergers and cost reduction measures are forward-looking statements and there can be no assurance that we will effect any or all of these objectives in the future. Specifically, the forward-looking statements in this Item 2 assume that we will continue as a going concern.  Risks and Uncertainties that may affect our future results are discussed in more detail in the section titled “Risk Factors” in Item 1A of part II of this Form  10-Q.  Assumptions relating to our forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, our industry, business and operations are subject to substantial risks, and the inclusion of such information should not be regarded as a representation by management that any particular objective or plans will be achieved.  In addition, risks, uncertainties and assumptions change as events or circumstances change.  We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by us or on our behalf.

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

Results of Operations

The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

	Three Months Ended March 31,
	2010		2009
	Amount	% Of Net Revenue	Amount	% Of Net Revenue
Net revenues	$276	100%	$93	100%
Cost of goods sold	16	6%	26	28%
Gross profit	260	94%	67	72%

Operating expenses:
Marketing and sales	58	21%	0	0
General and administrative	371	134%	310	333%
Product development	112	41%	65	70%
Total operating expenses	541	196%	375	403%

Operating income (loss)	(281)	(102)%	(308)	(331)%
Other (expense) income	6	2%	44	48%
Net income (loss)	$(275)	(100)%	$(264)	(283)%

Net revenues by geographic region:
North America	$177	64%	$47	51%
International	99	36%	46	49%
	$276	100%	$93	100%

Net revenues by platform:
Personal computer	$158	57%	$57	61%
Video game console	32	12%	36	39%
OEM, royalty and licensing	86	31%	0	0
	$276	100%	$93	100%

North American, International and OEM, Royalty and Licensing Net Revenues

Geographically, our net revenues for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
North America	$177	$47	$130	276%
International	99	46	53	115%
Net Revenues	$276	$93	$183	196%

Net revenues for the three months ended March 31, 2010 were $276,000, an increase  of  196% compared to the same period in 2009.  This increase  resulted from a 276% increase  in North American net revenues, and a 115% increase in International net revenue .

North American net revenues for the three months ended March 31, 2010 were $177,000.  The increase  in North American net revenues in 2010 was mainly due to a 276% increase driven by retail distribution and electronic distribution of back catalog games.

 International net revenues for the three months ended March 31, 2010 were $99,000. The increase in International net revenues for the three months ended March 31, 2010 was mainly due to a 115% increase driven by retail distribution and electronic distribution of back catalog games.

Platform Net Revenues

Our platform net revenues for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Personal Computer	$158	$57	$101	177%
Video Game Console	32	36	(4)	(11)%
OEM, Royalty & Licensing	86	0	86	100%
Net Revenues	276	93	183	196%

PC net revenues for the three months ended March 31, 2010 were $158,000, an increase  of 177% compared to the same period in 2009.  The increase in PC net revenues in 2010 was primarily from retail distribution and electronic distribution of back catalog games.

Video game console net revenues were $32,000, a decrease of 11% for the three months ended March 31, 2010 compared to the same period in 2009, due to a decrease in royalties earned from the WII platform .

OEM, royalty and licensing net revenues for the three months ended March 31, 2010 were $86,000 an increase of 100% compared to the same period in 2009, was primarily from retail distribution and electronic distribution of back catalog games.

Cost of Goods Sold; Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Net Revenues	$276	$93	$183	197%
Cost of Goods Sold	16	26	(10)	(38)%
Gross Profit Margin	$260	$67	$193	288%

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

Our cost of goods sold decreased  38% to $16,000 in the three months ended March 31, 2010 compared to the same period in 2009.

Our gross margin increased to 94% for the 2010 period from 72% in the 2009 period.

Marketing and Sales

Our marketing and sales expense for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Marketing and Sales	$58	$0	$58	100%

Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses.  Marketing and sales expenses for the three months ended March 31, 2010 were $58,000 a 100% increase compared to the 2009 period. The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
General and Administrative	$371	$310	$61	20%

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, bad debt expenses and other related operating expenses.  General and administrative expenses for the three months ended March 31, 2010 were $371,000 an increase of  20%  as compared to the same period in 2009.

Product Development

Our product development expenses for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Product Development	$112	$65	$47	72%

Product development expenses were $112,000, an increase of  72% as compared to the same period in 2009.

This increase was mainly due to a increase in staffing.

Other Expense (Income), Net

Our other expense (income) and non recurring for the three months ended March 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Other Expense ( Income)	$(6)	$(44)	$38	86%

Other income consists primarily of interest expense on debt in the amount of $12,000, foreign currency exchange transactions loss of $11,000, stock option expenses of $9,000, additional miscellaneous adjustments of ($38,000).

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of approximately $2,106,000, and our cash balance was approximately $512,000.

During 2007 we sold ³Fallout² to a third party and entered into, subject to satisfaction of various conditions, the license back which could allow us to create, develop and exploit a ³Fallout² MMOG. We are planning to exploit the license back of ³Fallout² MMOG.

We have contracted with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named "Project: V13.". As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used $423,000 and financing activities generated cash of $934,000 during the three months ended March 31, 2010.

We entered into various licensing agreements during the three months ended March 31, 2010 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company’s operations during the remainder of the fiscal year.

We sold common stock of the Company to a private investor during the three months ended March 31, 2010.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements under which we have obligations under a guaranteed contract that has any of the characteristics identified in the accounting codification. . We do not have any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets. We also do not have any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument. We have no obligations, including a contingent obligation arising out of a variable interest in an unconsolidated entity that is held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Lease Commitments (1)	330	106	224	0	0

(1)  The Company also has a lease commitment in Irvine for our development studio offices through March 31, 2011. The Company has a lease commitment for its corporate offices through October 2012. The Company also has a lease commitment at the French representation office through February 28, 2011 with an option for an additional 3 years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments as of March 31, 2010. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

 Currently, we do not have a line of credit, but we anticipate we may establish a line of credit in the future.

FOREIGN CURRENCY RISK

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized loss  of $11,000 and $4,000 during the three months ended March 31, 2010 and 2009 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable or payments made on accounts payable in foreign currencies.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and in timely alerting him to material information required to be included in this report.

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect these controls.

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

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance but only reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A to Part 1 of our form 10-K for the fiscal year ended December 31, 2009.

Item 2.     Legal Proceedings

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

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Tortious  Interference with Prospective Economic Advantage, Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's  Motion for Preliminary Injunction on December 10, 2009, a decision that Bethesda appealed.  Bethesda's appeal subsequently has been dismissed.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $242,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008,  2009 and 2010 which has been accrued as of March 31, 2010.  The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the Franchise Tax Board that it owes approximately $25,000 in franchise tax , interest and penalties for the tax year ending 2008 which has been accrued as of March 31, 2010. The Company has established a payment plan with the Franchise Tax Board.

Item 6. Exhibits

(a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

Exhibit Number	Exhibit Title

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, as filed with Delaware Secretary of State on January 21, 2004; (refilled to reflect original execution date).

10.07	Form of warrant agreement for directors and employees of the Company; (Incorporated herein by reference to exhibit 4.1 of the Company’s S-8 filed on May 2, 2008).

31.1	Certificate of Hervé Caen, Chief Executive Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Hervé Caen, Interim Chief Financial Officer of Interplay Entertainment Corp. pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

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

INTERPLAY ENTERTAINMENT CORP.

Date: May 20, 2010	By:	/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial and Accounting Officer)