Form 10-Q
period 2010-06-30
INTERPLAY ENTERTAINMENT CORP
filed 2010-08-20
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June  30, 2010

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

Large accelerated filer ☐     Accelerated filer ☐     Non- accelerated filer ☒     Smaller reporting company

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Issued and Outstanding at June 30, 2010
Common Stock, $0.001 par value	122,662,052

As of June 30, 2010 122,662,052  shares of Common Stock of the Registrant were issued and outstanding.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2010

TABLE OF CONTENTS
______________

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,2010	DECEMBER 31, 2009
	(unaudited)

ASSETS

Current Assets:
Cash	$119,000	$1,000
Trade Receivables, net of allowances of $ 0 and $0, respectively	90,000	88,000
Inventories	22,000	28,000
Deposits	19,000	14,000
Prepaid expenses	5,000	13,000
Other receivables	13,000	12,000
Total current assets	268,000	156,000

Property and equipment, net	43,000	41,000
Total assets	$311,000	$197,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account payable and accrued expenses	$1,747,000	$1,745,000
Note payable to officer and directors	328,000	487,000
Deferred income	590,000	765,000
Total current liabilities	2,665,000	2,997,000

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding,
Common stock, $0.001 par value 300,000,000 shares authorized; 122,662,052 and 115,695,268 shares issued and outstanding in 2010 and 2009	123,000	116,000
Paid-in capital	124,350,000	123,357,000
Accumulated deficit	(126,931,000)	(126,356,000)
Accumulated other comprehensive income (loss)	104,000	83,000
Treasury stock of 0 and 4,658,216 shares in 2010 and 2009	0	0
Total stockholders' (deficit)	(2,354,000)	(2,800,000)
Total liabilities and stockholders’ (deficit)	$311,000	$197,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenue	$315,000	$251,000	590,000	$345,000
Cost of goods sold	54,000	109,000	70,000	136,000
Gross profit	261,000	142,000	520,000	209,000

Operating expenses:
Marketing and sales	46,000	0	104,000	0
General and administrative	315,000	874,000	642,000	1,189,000
Product Development	137,000	52,000	247,000	117,000
Total operating expenses	498,000	926,000	993,000	1,306,000

Operating (loss) income	(237,000)	(784,000)	(473,000)	(1,097,000)

Other income (expense):
Interest expense	(8,000)	(11,000)	(20,000)	(21,000)
Other	(57,000)	24,000	(82,000)	82,000
Total other income (expense)	(65,000)	13,000	(102,000)	61,000

Income before benefit for income taxes	(302,000)	(771,000)	(575,000)	(1,036,000)
Benefit for income taxes	-		0	0
Net income (loss) available to common stockholders	$(302,000)	$(771,000)	(575,000)	$(1,036,000)

Net income (loss) per common share:
Basic	$(0.002)	$(0.007)	$(.005)	$(.01)
Diluted	(0.002)	$(0.007)	(.005)	$(.01)

Shares used in calculating net income (loss) per common share:
Basic	122,662,000	108,937,000	117,973,000	106,466,000
Diluted	122,662,000	108,937,000	117,973,000	106,466,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009

Cash flows from operating activities:
Net (loss) income	$(575,000)	$(1,036,000)
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	8,000	7,000

Additional paid in capital - stock option and warrant expense	9,000	635,000
Changes in operating assets and liabilities:
Trade receivables, net	(2,000)	(9,000)
Deposits	(5,000)	2,000
Prepaid expenses	8,000	6,000
Other current assets, net	(1,000)	(1,000)
Inventory	6,000	(13,000)
Accounts payable and accrued expenses	2,000	197,000
Note payable officers and directors	10,000	12,000
Deferred revenue	(175,000)	94,000
Accumulated other comprehensive income	21,000	(2,000)
Net cash provided by (used in) operating activities	(694,000)	(108,000)

Cash flows from investing activities:
Purchase of fixed assets	(14,000)	0
Net cash used in investing activities	(14,000)	0

Cash flows from (used in) financing activities:
Payment on notes payable officers and directors	(165,000)	0
Sale of common stock	991,000	148,000
Net cash provided by (used in) financing activities	$826,000	148,000

Increase (decrease) in cash	118,000	40,000
Cash, beginning of period	$1,000	(24,000)
Cash, end of period	$119,000	$16,000

Supplemental cash flow information:
Issuance of common stock for liquidation of Convertible Note Payable	$0	$53,000
Acquisition of intellectual property for the exchange of common stock	$0	$126,000

See accompanying notes.

Interplay Entertainment and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three and Six  Months Ended June 30, 2010
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, channel exposure and long-lived assets, and certain accrued liabilities included amounts related to litigation.

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
Three and Six Months Ended June 30, 2010
(Unaudited)

Note 2.  Note Payable to Officer and Directors

The Company issued on October 2, 2006 to the following officer and directors, Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000.  For the six months ended 2010 Herve Caen was repaid $114,000 . A total of $328,000 in principal and interest remains outstanding under the demand notes as of June  30, 2010.  Interest accrued on the demand notes as of June 30, 2010 was $10,000.

Note 3.  Advances from Distributors and Licensee which are Considered Deferred Income

Non-refundable but recoupable advances received by the Company for future distribution and license rights as of June 30, 2010 amounted to $590,000.

Note 4.  Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	208	66%	226	90%	385	65%	$285	83%
International	107	34%	25	10%	205	35%	60	17%
	$315	100%	$251	100%	$590	100%	$345	100%

Note 5.  Employee Stock Options

Stock-Based Compensation

The Company accounts for stock based compensation costs at fair value for all share-based payments, including stock options and restricted stock awards.

At June 30, 2010, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $9,000 and $18,000  as reflected in the net loss for the quarter and six months ended June 30, 2010.  No employee stock options were granted during the quarter ended June 30, 2010.

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

Results of Operations

The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	(Dollars in thousands)
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenue	Amount	Revenues	Amount	Revenue

Revenues	$315	100%	$251	100%	$590	100%	$345	100%
Cost of goods sold	54	18%	109	43%	70	12%	136	39%
Gross Profit	261	82%	142	57%	$520	88%	209	61%

Operating Expenses :
Marketing and sales	46	15%	-	0%	104	18%	-	0%
Product Development	137	43%	52	21%	247	42%	117	34%
General and administrative	315	100%	874	348%	642	108%	1,189	345%
Total operating expenses	498	158%	926	369%	993	168%	1,306	379%

Operating income (loss)	(237)	-75%	(784)	-312%	$(473)	-80%	(1,097)	-318%

Other income (expenses):
Other income (expenses)	(65)	-20%	13	5%	(102)	-17%	61	-18%
Income taxes	-	-	-	-	-	-	-	-

Net income (loss)	(302)	-95%	$(771)	-307%	$(575)	-97%	$(1,036)	-300%

Net revenues by geographic region:

North America	208	66%	226	90%	385	65%	285	83%
International	107	34%	25	10%	205	35%	60	17%
	$315	100%	$251	100%	$590	100%	$345	100%

Net revenue by platform:

Personal computers	$176	55%	225	90%	334	56%	285	83%
Video game console	$38	12%	26	10%	70	12%	60	17%
OEM, royalty and licensing	101	33%	0	0%	186	32%	-	0%
	$315	100%	$251	100%	$590	100%	$345	100%

North American, International and OEM, Royalty and Licensing Net Revenues

        Geographically, our net revenues, for the three and six months ended June 30, 2010 and 2009 break down as follows: (in thousands)

Three Months Ended June 30	2010	2009	Change	% Change
North America	$208	$226	$(18)	(8%)
International	107	25	82	328%
Net Revenues	$315	$251	$64	25%

Six Months Ended June 30	2010	2009	Change	% Change
North America	$385	$285	$100	35%
International	205	60	145	241%
Net Revenues	$590	$345	$245	72%

Net revenues for the three months ended June 30, 2010 were $315,000, an increase of 25% compared to the same period in 2009.  This resulted from a 8% decrease in North American net revenues, and a 328% increase in International net revenues.

Net revenues for the six months ended June 30, 2010 were $590,000, an increase of 72% compared to the same period in 2009 this increase was driven by retail distribution and electronic distribution of back catalog games.  This increase resulted from a 35% increase in North American net revenues, and a 241% increase in International net revenues.

North American net revenues for the three months ended June 30, 2010 were $208,000.  The decrease in North American net revenues in 2010 was mainly due to a 8% decrease in back catalog sales.

North American net revenues for the six months ended June 30, 2010 were $385,000. The increase in North American net revenues in 2010 was mainly due to a 35% increase in retail distribution and electronic distribution of back catalog games.

International net revenues for the three months ended June 30, 2010 were $107,000.  The increase in International net revenues for the three months ended June 30, 2010 was mainly due to a 328% increase in electronic distribution of back catalog games.

International net revenues for the six months ended June 30, 2010 were $205,000. The increase in International net revenue for the six months ended June 30, 2010 was mainly due to a 241% increase in electronic distribution of back catalog games..

Platform Net Revenues

Our platform net revenues, for the three and six months ended June 30, 2010 and 2009 break down as follows: (in thousands)

Three Months Ended June 30,	2010	2009	Change	% Change
Personal Computer	$176	$225	$(49)	(22%)
Video Game Console	38	26	12	45%
OEM, Royalty & Licensing	101	0	101	100%
Net Revenues	$315	$251	$64	26%

Six Months Ended June 30,	2010	2009	Change	% Change
Personal Computer	$334	$285	$49	17%
Video Game Console	70	60	10	16%
OEM, Royalty & Licensing	186	0	186	100%
Net Revenues	$590	$345	$245	71%

PC net revenues for the three months ended June 30, 2010 were $176,000, a decrease of 22% compared to the same period in 2009.  The decrease in PC net revenues in 2010 was primarily due to decrease of back catalog sales.

Video game console net revenues were $38,000, an increase of 45% for the three months ended June 30, 2010 compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

OEM, royalty and licensing net revenues for the three months ended June 30, 2010 were $101,000, an increase of $100% compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

PC net revenues for the six months ended June 30, 2010 were $334,000, an increase of 17% compared to the same period in 2009.  The increase in PC net revenues in the six months ended June 30, 2010 was driven by retail distribution and electronic distribution of back catalog games.

Video Game console net revenues were $70,000, an increase of 16% for the six months ended June 30, 2010 compared to the same period in 2009, mainly due to the royalties earned from electronic distribution of back catalog titles.

OEM, royalty and licensing net revenues for the six months ended June 30, 2010 were $186,000, an increase of $100% compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

Cost of Goods Sold Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three and six months ended June 30, 2010 and 2009 breakdown as follows: (in thousands)

Three Months Ended June 30	2010	2009	Change	% Change
Net Revenues	$315	$251	$64	25%
Cost of Goods Sold	54	109	(55)	(50%)
Gross Profit Margin	$261	$142	$119	84%

Six Months Ended June 30	2010	2009	Change	% Change
Net Revenues	$590	$345	$245	71%
Cost of Goods Sold	70	136	(66)	(48%)
Gross Profit Margin	$520	$209	$311	148%

Three Months Ended June 30	2010	2009	% Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	18%	43%	(25%)
Gross Profit Margin	82%	57%	25%

Six Months Ended June 30	2010	2009	% Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	12%	39%	(27%)
Gross Profit Margin	88%	61%	27%

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

Our cost of goods sold decreased 50% to $54,000 in the three months ended June 30, 2010 compared to the same period in 2009.

Our cost of goods sold decreased 48% to $70,000 in the six months ended June 30, 2010 compared to the same period in 2009.

Our gross margin increased to 82% for the three months ended June 30, 2010 from 57% in the comparable period in 2009.

Our gross margin increased to 88% for the six months ended June 30, 2010 period from 61% in the comparable 2009.

Marketing and Sales

Our marketing and sales expense for the three months and six months ended June 30, 2010 and 2009 breakdown as follows: (in thousands)

Marketing and Sales	2010	2009	Change	% Change
Three Months Ended June 30	$46,000	$0	$46,000	100%
Six Months Ended June 30	$104,000	$0	$104,000	100%

Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses.

Marketing and sales expenses for the three months ended June 30, 2010 were $46,000  a 100% increase compared to the 2009 period. The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

Marketing and sales expenses for the six months ended June 30, 2010 were $104,000 a 100% increase compared to the 2009 period. The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

General and Administrative

Our general and administrative expense for the three and six months ended June 30, 2010 and 2009 breakdown as follows: (in thousands)

General and Administrative	2010	2009	Change	% Change
Three Months Ended June 30	$315	$874	$(559)	(64%)
Six Months Ended June 30	$642	$1,189	$(547)	(46%)

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, stock option compensation, bad debt expenses and other related operating expenses.

General and administrative expenses for the three months ended June 30, 2010 were $315,000, a 64% decrease as compared to the same period in 2009. The decrease was a result of the non reaccurence of the issuance of stock options and warrants compensation of $608,000 incurred in 2009.

General and administrative expenses for the six months ended June 30, 2010 were $642,000,  a 46% decrease as compared to the same period in 2009. The significant component of the decrease resulted from stock option compensation of $635,000 incurred in 2009.

Our Product Development expense for the three months ended June 30, 2009 and 2008 breakdown as follows: (in thousands)

Product Development	2010	2009	Change	% Change
Three Months Ended June 30	$137	$52	$85	163%
Six Months Ended June 30	$247	$117	$130	111%

Product development expenses for the three months ended June 30, 2010 were $137,000, a 163% increase as compared to the same period in 2009.

Product development expenses for the six months ended June 30, 2010 were $247,000, a 111% increase as compared to the same period in 2009.

This increase is mainly due to an increase in product development staffing.

Other Expense (Income), Net

Our other expense (income) for the three months ended June 30, 2010 and 2009 breakdown as follows: (in thousands)

Other (Income) Expenses	2010	2009	Change	% Change
Three Months Ended June 30	$65	$(13)	$78	N/A
Six Months Ended June 30	$102	$(61)	$163	N/A

Other expenses for the three months ended June 30, 2010 was $65,000 and consists primarily of interest expense on debt in the amount of $8,000, foreign currency exchange transactions gain of $4,000,stock option expenses of $9,000, and other nonrecurring settlement of $15,000, and additional miscellaneous adjustments of  $37,000.

Other expenses for the six months ended June 30, 2010 was $102,000 and consists primarily of interest expense on debt in the amount of $20,000, foreign currency exchange transactions  losses of $7,000, stock option expenses of $18,000 and other nonrecurring settlement of $15,000 and additional miscellaneous adjustments of $42,000 .

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of approximately $2,397,000, and our cash balance was approximately $119,000.

During 2007 we sold 'Fallout' to a third party and entered into, subject to satisfaction of various conditions, a license which could allow us to create, develop and exploit a 'Fallout' Massively Multiplayer Online Game (MMOG). We plan to exploit the license to create the 'Fallout' MMOG.

We have contracted with Masthead Studios to fund the development of a MMOG, code named "Project: V13." As a part of the agreement, the game utilizes Masthead's proprietary tools and MMOG technology developed for Masthead's "Earthrise" project.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used $694,000 and financing activities generated cash of $826,000 during the six months ended June 30, 2010.

We entered into various licensing agreements during the six months ended June 30, 2010 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company’s operations during the remainder of the fiscal year.

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

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts primarily lease commitments on our office space at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Lease Commitments (1)	294	70	224	0	0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments as of June 30, 2010. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

 Currently, we do not have a line of credit.

FOREIGN CURRENCY RISK

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized loss of $7,000 and $11,000 during the six months ended June 30, 2010 and 2009 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable or payments made on accounts payable in foreign currencies.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect these controls.

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

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Tortious  Interference with Prospective Economic Advantage, Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's  Motion for Preliminary Injunction on December 10, 2009, a decision that Bethesda appealed.  Bethesda subsequently dismissed its appeal.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $242,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008,  2009 and 2010 which has been accrued as of June 30, 2010.  The Company has negotiated a payment plan with the Internal Revenue Service.

The Company received notice from the Franchise Tax Board that it owes approximately $12,000 in franchise tax , interest and penalties for the tax year ending 2008 which has been accrued as of June 30, 2010. The Company has established a payment plan with the Franchise Tax Board.

The Company received notice from the California Employment Development Department (EDD) that it owes approximately $42,000 in payroll tax contributions, interest and penalties for the tax years ending 2008, 2009 and 2010 which has been accrued as of June 30, 2010.  The Company is in the process of negotiating a payment plan with the EDD.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on June 17, 2010.

The following resolution was passed by a number of holders of the Company's common stock, voting in person or by proxy, sufficient to constitute a quorum for the transaction of business:

(1) Election of each director listed below:

	For	Withheld
Herve Caen	72,428,072	265,367
Eric Caen	72,592,272	101,167
Michel Welter	72,624,765	68,674
Xavier De Portal	72,625,765	70,674
Alberto Haddad	72,620,672	72,767

Item 6.       Exhibits

(a) Exhibits - The following exhibits, other than exhibit 32.1 which is being furnished herewith, are filed as part of this report:

Exhibit Number	Exhibit Title

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

INTERPLAY ENTERTAINMENT CORP.

Date: August 20, 2010	By:	/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial and Accounting Officer)