Form 10-Q
period 2010-09-30
INTERPLAY ENTERTAINMENT CORP
filed 2010-11-19
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐     Accelerated filer ☐     Non- accelerated filer ☒     Smaller reporting company

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Issued and Outstanding at September 30, 2010
Common Stock, $0.001 par value	122,662,052

As of September 30, 2010 122,662,052  shares of Common Stock of the Registrant were issued and outstanding.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2010

TABLE OF CONTENTS
______________

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,2010	DECEMBER 31, 2009
	(unaudited)
ASSETS

Current Assets:
Cash	$25,000	$1,000
Trade Receivables, net of allowances of $ 0 and $0, respectively	134,000	88,000
Inventories	43,000	28,000
Deposits	19,000	14,000
Prepaid expenses	5,000	13,000
Other receivables	14,000	12,000
Total current assets	240,000	156,000

Property and equipment, net	39,000	41,000
Total assets	$279,000	$197,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account payable and accrued expenses	$1,961,000	$1,745,000
Note payable to officer and directors	287,000	487,000
Deferred income	606,000	765,000
Total current liabilities	2,854,000	2,997,000

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding,
Common stock, $0.001 par value 300,000,000 shares authorized;
122,662,052 and 115,695,268 shares issued and outstanding in 2010 and 2009	123,000	116,000
Paid-in capital	124,359,000	123,357,000
Accumulated deficit	(127,151,000)	(126,356,000)
Accumulated other comprehensive income (loss)	94,000	83,000
Treasury stock of 0 and 4,658,216 shares in 2010 and 2009	0	0
Total stockholders' (deficit)	(2,575,000)	(2,800,000)
Total liabilities and stockholders’ (deficit)	$279,000	$197,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$326,000	$510,000	$916,000	$854,000
Cost of goods sold	43,000	119,000	113,000	209,000
Gross profit	283,000	391,000	803,000	645,000

Operating expenses:
Marketing and sales	38,000	14,000	142,000	57,000
General and administrative	312,000	292,000	975,000	1,480,000
Product development	138,000	78,000	389,000	195,000
Total operating expenses	488,000	384,000	1,506,000	1,732,000

Operating (loss) income	(205,000)	7,000	(703,000)	(1,087,000)

Other income (expense):
Interest expense	(7,000)	(9,000)	(26,000)	(30,000)
Other	(2,000)	(13,000)	(66,000)	65,000
Total other income (expense)	(9,000)	(22,000)	(92,000)	35,000

Income before benefit for income taxes	(214,000)	(15,000)	(795,000)	(1,052,000)
Benefit for income taxes	-		0	0
Net income (loss) available to common stockholders	$(214,000)	$(15,000)	$(795,000)	$(1,052,000)

Net income (loss) per common share:
Basic	$(0.002)	$(0.00)	$(.007)	$(.01)
Diluted	$(0.002)	$(0.00)	$(.007)	$(.01)

Shares used in calculating net income (loss) per common share:
Basic	122,662,000	112,415,000	108,133,000	109,259,000
Diluted	122,662,000	112,415,000	108,133,000	109,259,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(795,000)	$(1,052,000)
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	12,000	11,000
Issuance of options and warrants	27,000	657,000
Changes in operating assets and liabilities:
Trade receivables, net	(46,000)	(28,000)
Deposits	(5,000)	2,000
Prepaid expenses	8,000	6,000
Other current assets, net	(2,000)	(1,000)
Inventory	(15,000)	(54,000)
Accounts payable and accrued expenses	221,000	215,000
Note payable officers and directors	14,000	75,000
Deferred revenue	(159,000)	100,000
Accumulated other comprehensive income	11,000	(3,000)
Net cash provided by (used in) operating activities	(729,000)	(72,000)

Cash flows from investing activities:
Purchase of fixed assets	(15,000)	(3,000)
Net cash used in investing activities	(15,000)	(3,000)

Cash flows from (used in) financing activities:
Payment on notes payable	(214,000)	0
Sale of common stock	982,000	148,000
Net cash provided by (used in) financing activities	$768,000	148,000

Increase (decrease) in cash	24,000	73,000
Cash, beginning of period	$1,000	(24,000)
Cash, end of period	$25,000	$49,000

Supplemental cash flow information:
Issuance of common stock for partial reduction of Note Payable Officer	$0	$61,000
Issuance of common stock for liquidation of Convertible Note Payable	$0	$53,000
Acquisition of intellectual property for the exchange of common stock	$0	$126,000

See accompanying notes.

Interplay Entertainment and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three and Nine Months Ended September 30, 2010
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

Litigation

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's Motion for Preliminary Injunction on December 10, 2009.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

On September 24, 2010, the Company initiated a lawsuit against TopWare Interactive, Inc., in the United States District Court for the Central District of California over TopWare's infringement of the Company's Battle Chess trademark.  The Company's lawsuit alleges various violations of federal trademark laws, as well as state claims for unfair competition.  The Court granted a preliminary injunction against TopWare, precluding further use of Battle Chess or any confusingly similar title by TopWare, its officers, directors, employees, attorneys, affiliated companies, and anyone acting in concert with them.  Interplay will continue to enforce its intellectual property rights against potential infringement.

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
Three and Nine Months Ended September 30, 2010
(Unaudited)

Note 2.  Note Payable to Officer and Directors

The Company issued on October 2, 2006 to the following officer and directors, Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000.  For the nine months ended 2010 Herve Caen was repaid $158,000. A total of $287,000 in principal and interest remains outstanding under the demand notes as of September  30, 2010.  Interest accrued on the demand notes as of September 30, 2010 was $14,000.

Note 3.  Advances from Distributors and Licensee which are Considered Deferred Income

Non-refundable but recoupable advances received by the Company for future distribution and license rights as of September 30, 2010 amounted to $606,000.

Note 4.  Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
North America	180	55%	406	80%	543	59%	$680	80%
International	146	45%	104	20%	373	41%	174	20%
	$326	100%	$510	100%	$916	100%	$854	100%

Note 5.  Employee Stock Options

Stock-Based Compensation

The Company accounts for stock based compensation costs at fair value for all share-based payments, including stock options and restricted stock awards.

At September 30, 2010, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $9,000 and $27,000  as reflected in the net loss for the quarter and nine months ended September 30, 2010.  No employee stock options were granted during the quarter ended September 30, 2010.

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

Results of Operations

The following table sets forth certain selected consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30				Nine months ended September 30
	2010		2009		2010		2009
	(Dollars in thousands)

		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenue	Amount	Revenues	Amount	Revenue
Revenues	$326	100%	$510	100%	$916	100%	$854	100%

Cost of goods sold	43	13%	119	23%	113	12%	209	24%

Gross Profit	283	87%	391	77%	$803	88%	645	76%

Operating Expenses :

Marketing and sales	38	12%	14	3%	142	16%	57	7%

General and administrative	312	96%	292	57%	975	106%	1,480	173%

Product Development	138	42%	78	15%	389	42%	195	23%

Total operating expenses	488	150%	384	75%	1,506	164%	1,732	203%

Operating income (loss)	(205)	-63%	7	2%	$(703)	-76%	(1,087)	-127%

Other income (expenses):

Other income (expenses)	(9)	-2%	(22)	-4%	(92)	-10%	35	4%

Income taxes	-	-	-	-	-	-	-	-

Net income (loss)	(214)	-65%	$(15)	-2%	$(795)	-86%	$(1,052)	-123%

Net revenues by geographic region:

North America	180	55%	406	80%	543	59%	680	80%

International	146	45%	104	20%	373	41%	174	20%

	$326	100%	$510	100%	$916	100%	$854	100%

Net revenue by platform:

Personal computers	$145	45%	495	97%	479	53%	781	91%

Video Game Console	109	33%	15	3%	214	23%	73	9%

Mobile Platforms	27	8%	0	0	101	11%	0	0

OEM, royalty and licensing	45	14%	0	0%	122	13%	-	0%

	$326	100%	$510	100%	$916	100%	$854	100%

North American, International and OEM, Royalty and Licensing Net Revenues

Geographically, our net revenues, for the three and nine months ended September 30, 2010 and 2009 break down as follows: (in thousands)

Three Months Ended September 30	2010	2009	Change	% Change
North America	$180	$406	$(226)	(56%)
International	146	104	42	40%
Net Revenues	$326	$510	$(184)	(36%)

Nine Months Ended September 30	2010	2009	Change	% Change
North America	$543	$680	$(137)	(20%)
International	373	174	199	114%
Net Revenues	$916	$854	$62	7%

Net revenues for the three months ended September 30, 2010 were $326,000, a decrease of 36% compared to the same period in 2009.  This resulted from a 56% decrease in North American net revenues, and a 40% increase in International net revenues.

Net revenues for the nine months ended September 30, 2010 were $916,000, an increase of 7% compared to the same period in 2009 this increase was driven by retail distribution and electronic distribution of back catalog games.  This increase resulted from a 20% decrease in North American net revenues, and a 114% increase in International net revenues.

North American net revenues for the three months ended September 30, 2010 were $180,000. The decrease in North American net revenues in 2010 was mainly due to a 56% decrease in back catalog sales.

North American net revenues for the nine months ended September 30, 2010 were $543,000. The decrease in North American net revenues in 2010 was mainly due to a 20% decrease in retail distribution and electronic distribution of back catalog games.

International net revenues for the three months ended September 30, 2010 were $146,000.  The increase in International net revenues for the three months ended September 30, 2010 was mainly due to a 40% increase in electronic distribution of back catalog games.

International net revenues for the nine months ended September 30, 2010 were $373,000. The increase in International net revenue for the nine months ended September 30, 2010 was mainly due to a 114% increase in electronic distribution of back catalog games..

Platform Net Revenues

Our platform net revenues, for the three and nine months ended September 30, 2010 and 2009 break down as follows: (in thousands)

Three Months Ended September 30	2010	2009	Change	% Change
Personal Computer	$145	$495	$(350)	(71%)
Video Game Console	109	15	94	626%
Mobile Platforms	27	0	27	100%
OEM, Royalty & Licensing	45	0	45	100%
Net Revenues	$326	$510	$(184)	(36%)

Nine Months Ended September 30	2010	2009	Change	% Change
Personal Computer	$479	$781	$(302)	(38%)
Video Game Console	214	73	141	193%
Mobile Platforms	101	0	101	100%
OEM, Royalty & Licensing	122	0	122	100%
Net Revenues	$916	$854	$62	7%

PC net revenues for the three months ended September 30, 2010 were $145,000, a decrease of 71% compared to the same period in 2009.  The decrease in PC net revenues in 2010 was primarily due to decrease of back catalog sales.

Video game console net revenues were $109,000, an increase of 626% for the three months ended September 30, 2010 compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

Mobile  revenues earned were $27,000 for the three months ended September 30, 2010. Mobile revenues were not earned during the same period in 2009.

OEM, royalty and licensing net revenues for the three months ended September 30, 2010 were $45,000, an increase of $100% compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

PC net revenues for the nine months ended September 30, 2010 were $479,000, a decrease of 38% compared to the same period in 2009.  The decrease in PC net revenues in the nine months ended September 30, 2010 was due to a decrease by retail distribution and electronic distribution of back catalog games.

Video Game console net revenues were $214,000, an increase of 193% for the nine months ended September 30, 2010 compared to the same period in 2009, mainly due to the royalties earned from electronic distribution of back catalog titles.

Mobile  revenues earned were $101,000 for the nine months ended September 30, 2010. Mobile revenues were not earned during the same period in 2009.

OEM, royalty and licensing net revenues for the nine months ended September 30, 2010 were $122,000, an increase of $100% compared to the same period in 2009, due to the royalties earned from electronic distribution of back catalog titles.

Cost of Goods Sold Gross Profit Margin

Our net revenues, cost of goods sold and gross margin for the three and nine months ended September 30, 2010 and 2009 breakdown as follows: (in thousands)

Three Months Ended September 30	2010	2009	Change	% Change
Net Revenues	$326	$510	$(184)	(36%)
Cost of Goods Sold	43	119	76	64%
Gross Profit Margin	$283	$391	$(108)	(28%)

Nine Months Ended September 30	2010	2009	Change	% Change
Net Revenues	$916	$854	$62	7%
Cost of Goods Sold	113	209	96	46%
Gross Profit Margin	$803	$645	$158	24%

Three Months Ended September 30	2010	2009	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	13%	23%	(10%)
Gross Profit Margin	87%	77%	10%

Nine Months Ended September 30	2010	2009	Change
Net Revenues	100%	100%	0%
Cost of Goods Sold	12%	24%	(12%)
Gross Profit Margin	88%	76%	12%

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

Our cost of goods sold decreased 64% to $43,000 in the three months ended September 30, 2010 compared to the same period in 2009 mainly due to a higher percentage of royalty based net revenues in 2010 as compared to 2009.

Our cost of goods sold decreased 46% to $113,000 in the nine months ended September 30, 2010 compared to the same period in 2009 mainly due to a higher percentage of royalty based net revenues in 2010 as compared to 2009.

Our gross margin increased to 87% for the three months ended September 30, 2010 from 77% in the comparable period in 2009.

Our gross margin increased to 88% for the nine months ended September 30, 2010 period from 76% in the comparable 2009.

Marketing and Sales

Our marketing and sales expense for the three and nine months ended September 30, 2010 and 2009 breakdown as follows: (in thousands)

Marketing and Sales	2010	2009	Change	% Change
Three Months Ended September 30	$38	$14	$24	171%
Nine Months Ended September 30	$142	$57	$85	149%

Marketing and sales expenses primarily consist of advertising and retail marketing support, sales commissions, marketing and sales personnel, customer support services and other related operating expenses.

Marketing and sales expenses for the three months ended September 30, 2010 were $38,000  a 171% increase compared to the 2009 period. The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

Marketing and sales expenses for the nine months ended September 30, 2010 were $142,000 a 149% increase compared to the 2009 period. The increase in marketing and sales expenses was primarily due to  sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

General and Administrative

Our general and administrative expense for the three and nine months ended September 30, 2010 and 2009 breakdown as follows: (in thousands)

General and Administrative	2010	2009	Change	% Change
Three Months Ended September 30	$312	$292	$20	7%
Nine Months Ended September 30	$975	$1,480	$(505)	(34%)

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, stock option compensation, bad debt expenses and other related operating expenses.

General and administrative expenses for the three months ended September 30, 2010 were $312,000, a 7% increase as compared to the same period in 2009.

General and administrative expenses for the nine months ended September 30, 2010 were $975,000,  a 34% decrease as compared to the same period in 2009. The significant component of the decrease resulted from stock option compensation of $635,000 incurred in 2009.

Our Product Development expense for the three and nine months ended September 30, 2010 and 2009 breakdown as follows: (in thousands)

Product Development	2010	2009	Change	% Change
Three Months Ended September 30	$138	$78	$60	76%
Nine Months Ended September 30	$389	$195	$194	99%

Product development expenses for the three months ended September 30, 2010 were $138,000, a 76% increase as compared to the same period in 2009.

Product development expenses for the nine months ended September 30, 2010 were $389,000, a 99% increase as compared to the same period in 2009.

This increase is mainly due to an increase in product development staffing.

Other Expense (Income), Net

Our other expense (income) for the three and nine months ended September 30, 2010 and 2009 breakdown as follows: (in thousands)

Other Income (Expenses)	2010	2009	Change	% Change
Three Months Ended September 30	$(9)	$(27)	$13	N/A
Nine Months Ended September 30	$(92)	$35	$(127)	N/A

Other income (expenses) for the three months ended September 30, 2010 was $9,000 and consists primarily of interest expense on debt in the amount of $6,000, foreign currency exchange transactions loss of $2,000, and additional miscellaneous adjustments of  $1,000.

Other income (expenses) for the nine months ended September 30, 2010 was $92,000 and consists primarily of interest expense on debt in the amount of $26,000, foreign currency exchange transactions losses of $9,000, and other nonrecurring settlement of $15,000 prior year under accrued expenses of $30,000 and additional miscellaneous adjustments of $12,000.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of approximately $2,614,000, and our cash balance was approximately $25,000.

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

We are leveraging our portfolio of gaming properties through sequels and various development and publishing arrangements. We are developing sequels to some of our most successful games, including Battle Chess, Clayfighter, Earthworm Jim, Dark Alliance, Descent, MDK2 and Stonekeep. We have reinitiated our in-house game development studio, and have hired game developers. We have obtained distribution rights to Prehistorik Man and Legendary Wars: T-Rex Rumble for Nintendo DSi.  We have instituted a new publishing program, Interplay Discovery (TM), to help us identify, evaluate, publish and distribute original video game titles created by independent developers from around the world.  We have already launched the first two products under the Interplay Discovery (TM) program.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used cash of  $729,000 and financing activities generated cash of $768,000 during the nine months ended September 30, 2010.

We entered into various licensing agreements during the nine months ended September 30, 2010 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company’s operations during the remainder of the fiscal year.

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

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts primarily lease commitments on our office space at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Lease Commitments (1)	260	36	224	0	0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments as of September 30, 2010. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

 Currently, we do not have a line of credit.

FOREIGN CURRENCY RISK

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized losses of $9,000 and $10,000 during the nine months ended September 30, 2010 and 2009 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable or payments made on accounts payable in foreign currencies.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect these controls.

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

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  Interplay  disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Tortious  Interference with Prospective Economic Advantage, Rescission,  Accounting and  Declaratory  Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game.  The Court denied Bethesda's  Motion for Preliminary Injunction on December 10, 2009.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

On September 24, 2010, the Company initiated a lawsuit against TopWare Interactive, Inc., in the United States District Court for the Central District of California over TopWare's infringement of the Company's Battle Chess trademark.  The Company's lawsuit alleges various violations of federal trademark laws, as well as state claims for unfair competition.  The Court granted a preliminary injunction against TopWare, precluding further use of Battle Chess or any confusingly similar title by TopWare, its officers, directors, employees, attorneys, affiliated companies, and anyone acting in concert with them.  Interplay will continue to enforce its intellectual property rights against potential infringement.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $311,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008,  2009 and 2010 which has been accrued as of September 30, 2010.  The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the Franchise Tax Board that it owes approximately $12,000 in franchise tax , interest and penalties for the tax year ending 2008 which has been accrued as of September 30, 2010. The Company has established a payment plan with the Franchise Tax Board.

The Company received notice from the California Employment Development Department (EDD) that it owes approximately $ 46,000 in payroll tax contributions, interest and penalties for the tax years ending 2008, 2009 and 2010 which has been accrued as of September 30, 2010.  The Company is in the process of negotiating a payment plan with the EDD.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three month period ending September 30, 2010.

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

INTERPLAY ENTERTAINMENT CORP.

Date: November 19, 2010	By:	/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial and Accounting Officer)