Form 10-K
period 2010-12-31
INTERPLAY ENTERTAINMENT CORP
filed 2011-05-24
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
or

[_]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 31, 2010, the aggregate market value of voting common stock held by non-affiliates was approximately $8,000,000 based upon the closing price of the Common Stock on that date.

Portions of the Registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days of the close of the Registrant’s last fiscal year, are incorporated by reference into Part III of this report.

As of March 31, 2011,122,662,052 shares of Common Stock of the Registrant were issued and outstanding.

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

Interplay®, Interplay Productions®, Games On Line® and certain of our other product names and publishing labels referred to in this Report are the Company’s trademarks.  This Report also contains trademarks belonging to others.

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

We own the intellectual property rights in several recognized video games and intend to develop sequels to some of our most successful games for the current generation of video game consoles, personal computers and mobile devices.

In 2007 we sold “Fallout” to a third party and entered into, subject to satisfaction of various conditions, a license back which could allow us to create, develop and exploit a “Fallout” Massively Multiplayer Online Game. We are planning to exploit the license back of “Fallout” MMOG.

We have entered into various agreements with several experienced Video Game studios for the development of games based on intellectual properties we either own or have licensed.  As a result of such agreements we currently have under production or pre-production games based on Battlechess, Clayfighter, Dark Alliance, Descent, Earthworm Jim, MDK2 and Stonekeep. These games when completed will be available for various platforms including Mobile devices, Apple iPod and iPad, Nintendo Wiiware and DSiware, Xbox Live Arcade  and Personal Computers. We also continue full scale development of a Massively Multiplayer Online Game (MMOG), code named “Project: V13” for personal computers. This MMOG has been in design and development at Interplay since November 2007. We are planning to publish 3DS and Facebook games in the future.

In 2010, we launched, Interplay Discovery ™, a new publishing program for original games to introduce promising developers from all over the world to the global market by releasing great indie new games on all platforms. We already released Pinball Yeah! on iPhone, Android, PC & Mac, Tommy Tronic on PC and Homesteader on PC under this program. We expect in 2011 to release at least two more new titles under this program. Two new other games are already signed and under development for 2011 releases.

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

Our strategy is to invest in products for those platforms, whether PC, video game console or mobile devices, that have or will have sufficient installed bases or a large enough number of potential subscribers for the investment to be economically viable. We are currently internally developing one new product and have six new products in production and three in pre- production externally.

We are currently looking for the best Facebook developers to team up with and together create social games based on some of our IPs, like Earthworm Jim, Descent, Dark Alliance and others.

Intellectual Property and Proprietary Rights

We regard our software as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights.  We own or license various copyrights and trademarks. We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name and certain of our product names and publishing labels.  We have licensed certain products or entered into distribution agreements with  third parties for distribution in particular geographic markets or for particular platforms, and receive sales proceeds or royalties on such licenses and distribution agreements.  We have also outsourced, from time to time, some of our product development activities to third party developers. We contractually retain all intellectual property rights related to such projects.  We have also licensed certain products developed by third parties and pay royalties on such products.

While we provide “shrink wrap” license agreements or limitations on use with our software, the enforceability of such agreements or limitations is uncertain.  We are aware that unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected.  We have used copy protection on selected products and do not provide source code to third parties unless they have signed nondisclosure agreements.

We rely on existing copyright laws to prevent the unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and we expect software piracy to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software products in foreign markets, such as using the Internet and on-line services, our ability to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide our products with adequate protection in connection with such emerging technologies.

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

Product Development

We currently have a total of nine new products in various stages of development. Our in-house game development studio oversees all stages of game development.

During the years ended December 31, 2010, 2009 and 2008, we spent $514,000, $279,000 and $328,000 respectively, on product research and development activities.  Those amounts represented 43%, 21% and 24% respectively, of net revenues in each of those periods.

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

Licensing

We entered into various licensing agreements during 2010 under which we licensed others to exploit games that we have intellectual property rights to.

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

We compete primarily with other publishers of PC, video game console and mobile interactive entertainment software. Significant competitors include Activision/Blizzard, Atari, Bethesda Softworks, Capcom, Electronic Arts, Gameloft, Konami, Lucas Arts, Namco-Bandai, Sega, Square-Enix, Take-Two Interactive, THQ and Ubisoft.  In addition, integrated video game console hardware/software companies such as  Microsoft Corporation, and Nintendo compete directly with us in the development of software titles for their respective platforms. Large diversified entertainment companies, such as The Walt Disney Company, and Time Warner Inc., many of which own substantial libraries of available content and have substantially greater financial resources than us, also compete directly with us or have strategic relationships with our competitors.

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

Manufacturing

Our PC-based products, when physically distributed, consist primarily of CD-ROMs and DVDs, manuals, and packaging materials. Substantially all of our CD-ROM and DVD duplication is performed by third parties. Printing of manuals and packaging materials, manufacturing of related materials and assembly of completed packages are performed to our specifications by third parties. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our CD-ROM and DVD based products, and we have not experienced significant returns due to manufacturing defects.

       Microsoft Corporation and Nintendo manufacture and ship finished products that are compatible with their video game consoles to our licensees for distribution.

If we experience unanticipated delays in the delivery of manufactured software products by our third party manufacturers, our net sales and operating results could be materially adversely affected.

Backlog

We do not carry any material inventories because all of our sales and distribution efforts are either thru electronic distribution or handled by our licensees under the terms of our respective agreements with them. We do not have any backlog orders.

Employees

      As of December 31, 2010, we had 11 employees, including 7 in games development and 4 in finance, general and administrative.

From time to time, we have retained actors and/or “voice over” talent to perform in certain of our products, and we may continue this practice in the future. These performers are typically members of the Screen Actors Guild or other performers’ guilds, which have established collective bargaining agreements governing their members’ participation in interactive media projects. We may be required to become subject to one or more of these collective bargaining agreements in order to engage the services of these performers in connection with future development projects.

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

As of December 31, 2010, our cash balance was approximately $3,000 and our working capital deficit totaled approximately $2,877,000 . If we do not receive sufficient financing or sufficient funds from our operations we may (i) liquidate assets, (ii) seek or be forced into bankruptcy and/or (iii) continue operations, but incur material harm to our business, operations or financial condition.  These measures could have a material adverse effect on our ability to continue as a going concern.  Additionally, because of our financial condition, our Board of Directors has a duty to our creditors that may conflict with the interests of our stockholders.  When a Delaware corporation is operating in the vicinity of insolvency, the Delaware courts have imposed upon the corporation’s directors a fiduciary duty to the corporation’s creditors.  Our Board of Directors may be required to make decisions to fulfill its fiduciary duty that favor the interests of creditors at the expense of our stockholders.  For instance, we may be required to preserve our assets to maximize the repayment of debts versus employing the assets to further grow our business and increase shareholder value.  If we cannot generate enough income from our operations or are unable to locate additional funds through financing, we will not have sufficient resources to continue operations.

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

For the year ended December 31, 2010, our net loss was approximately $1,034,000. As of December 31, 2010 we had an accumulated deficit of $2,843,000.  Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors.  Some of these factors include the progress of our product distributions and licensing, the rate of growth of our business, and our products’ commercial success.  If we cannot generate positive cash flow from operations, we will have to continue to reduce our costs and raise working capital from other sources.  These measures could include selling or consolidating certain operations or assets, and delaying, canceling or further scaling back operations.  These measures could materially and adversely affect our ability to publish successful titles, and may not be enough to permit us to operate profitability, or at all.

Our ability to effect a financing transaction to fund our operations could adversely affect the value of your stock.

If we are not acquired by or merge with another entity, or if we are not able to raise additional capital by sale or license of certain of our assets, we may need to consummate a financing transaction to receive additional liquidity. This additional financing may take the form of raising additional capital through public or private equity offerings or debt financing.  To the extent we raise additional capital by issuing equity securities, we cannot be certain that additional capital will be available to us on favorable terms and our stockholders will likely experience substantial dilution. Our certificate of incorporation provides for the issuance of preferred stock; however we currently do not have any preferred stock issued and outstanding.  Any new equity securities issued may have greater rights, preferences or privileges than our existing common stock.  Material shortage of capital may require us to take steps such as reducing our level of operations, disposing of selected assets, effecting financings on less than favorable terms or seeking protection under federal bankruptcy laws.

RISKS RELATED TO OUR BUSINESS

We may not be able to successfully develop a “Fallout” MMOG.

We plan to exploit the license that we hold to create a “Fallout” MMOG. We must  satisfy various conditions to maintain our license.  Although we believe that all such conditions have been met, our licensor Bethesda Softworks LLC filed a legal action attempting to terminate our license.

If we lose the pending litigation, our license to create a “Fallout”-branded MMOG may be terminated and we might not be able to successfully launch the game.

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

We are presently without a CFO, and Mr. Herve Caen has assumed the position of interim-CFO and will continue until a replacement can be found.

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

Our operating results have fluctuated in the past and may fluctuate in the future due to several factors, some of which are beyond our control.  These factors include:

●	demand for our products and our competitors’ products;
●	the size and rate of growth of the market for interactive entertainment software;
●	changes in personal computer and video game console platforms;
●	the timing of announcements of new products by us and our competitors and the number of new products and product enhancements released by us and our competitors;
●	changes in our product mix;
●	the number of our products that are returned; and
●	the level of our international and original equipment manufacturer royalty and licensing net revenues.

Many factors make it difficult to accurately predict the quarter in which we will ship our products.  Some of these factors include:

●	the uncertainties associated with the interactive entertainment software development process;
●	approvals required from content and technology licensors; and
●	the timing of the release and market penetration of new game hardware platforms.

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

Our net revenues from international sales accounted for approximately 35%, 23% and 17% of our total net revenues for years ended December 31, 2010, 2009 and 2008, respectively. To the extent our resources allow, we intend to continue to expand our direct and indirect sales, marketing and product localization activities worldwide.

Our international sales are subject to a number of inherent risks, including the following:

●	recessions in foreign economies may reduce purchases of our products;
●	translating and localizing products for international markets is time consuming and expensive;
●	accounts receivable are more difficult to collect and when they are collectible, they may take longer to collect;
●	regulatory requirements may change unexpectedly;
●	it is difficult and costly to staff and manage foreign operations;
●	fluctuations in foreign currency exchange rates;
●	political and economic instability; and
●	delays in market penetration of new platforms in foreign territories.

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

We are exposed to the risk of product returns and pricing concessions with respect to our distributors. Our distributors allow retailers to return defective, shelf-worn and damaged products in accordance with negotiated terms, and also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects.  In addition, our distributors provide pricing concessions to our customers to manage our customers’ inventory levels in the distribution channel.  Our distributors could be forced to accept substantial product returns and provide pricing concessions to maintain our relationships with retailers and their access to distribution channels.

RISKS RELATED TO OUR INDUSTRY

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

We regard our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights.  We own or license various copyrights and trademarks, and hold the rights to one patent application related to one of our titles.  While we provide “shrink-wrap” license agreements or limitations on use with our software, it is uncertain to what extent these agreements and limitations are enforceable.  We are aware that some unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, it could cause material harm to our business and financial results.

Policing unauthorized use of our products is difficult, and software piracy can be a persistent problem, especially in some international markets.  Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are weakly enforced.  Legal protection of our rights may be ineffective in such countries, and as we leverage our software products using emerging technologies such as the Internet and online services, our ability to protect our intellectual property rights and to avoid infringing others’ intellectual property rights may diminish.  We cannot assure you that existing intellectual property laws will provide adequate protection for our products in connection with these emerging technologies. We lack resources to defend proprietary technology.

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

As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims.  Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement.  From time to time, we receive communications from third parties regarding such claims.  Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.  Intellectual property litigation or claims could force us to do one or more of the following:

●	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
●	obtain a license from the holder of the infringed intellectual property, which license, if available at all, may not be available on commercially favorable terms; or
●	redesign our interactive entertainment software products, possibly in a manner that reduces their commercial appeal.

Any of these actions may cause material harm to our business and financial results.

Our business is intensely competitive and profitability is increasingly driven by a few key title releases.  If we are unable to deliver key titles, our business may be harmed.

Competition in our industry is intense.  New video game products are regularly introduced.  Increasingly, profits and revenues in our industry are dominated by certain key product releases and are increasingly produced in conjunction with the latest consumer and media trends.  Many of our competitors may have more finances and other resources for the development of product titles than we do. If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenue will decline.

If we fail to anticipate changes in video game platforms and technology, our business may be harmed.

The interactive entertainment software industry is subject to rapid technological change.  New technologies could render our current products or products in development obsolete or unmarketable.  Some of these new technologies include:

●	new operating systems;
●	new media formats
●	releases of new video game consoles;
●	new video game systems by Microsoft, Nintendo or others.

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

New interactive entertainment software platforms and technologies also may undermine demand for products based on older technologies.  Our success will depend in part on our ability to adapt our products to those emerging game platforms that gain widespread consumer acceptance.  Our business and financial results may suffer material harm if we fail to:

●	anticipate future technologies and platforms and the rate of market penetration of those technologies and platforms;
●	obtain licenses to develop products for those platforms on favorable terms; or
●	create software for those new platforms on a timely basis.

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

Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business.  In addition to such regulations, certain retailers have in the past declined to stock some of our products because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base.  While to date these actions have not caused material harm to our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.

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

Our Certificate of Incorporation, as amended, provides for 5,000,000 authorized shares of Preferred Stock.  Our Board of Directors has the authority, without any action by the stockholders, to issue up to 4,280,576 shares of preferred stock and to fix the rights and preferences of such shares.  In addition, our certificate of incorporation and bylaws contain provisions that:

●	eliminate the ability of stockholders to act by written consent and to call a special meeting of stockholders; and
●	require stockholders to give advance notice if they wish to nominate directors or submit proposals for stockholder approval.

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

“Penny stocks” generally include equity securities with a price of less than $5.00 per share, which are not traded on a national stock exchange or on Nasdaq, and are issued by a company that has tangible net assets of less than $2,000,000 if the company has been operating for at least three years. The “penny stock” rules require, among other things, broker dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In addition, additional disclosure in connection with trades in the common stock are required, including the delivery of a disclosure schedule prescribed by the SEC relating to the “penny stock” market. These additional burdens imposed on broker-dealers may discourage them from effecting transactions in our common stock, which may make it more difficult for an investor to sell their shares and adversely affect the market price of our common stock.

Our stock is volatile

The trading price of our common stock has previously fluctuated and could continue to fluctuate in response to factors that are largely beyond our control, and which may not be directly related to the actual operating performance of our business, including:

●	general conditions in the computer, software, entertainment, media or electronics industries;
●	changes in earnings estimates or buy/sell recommendations by analysts;
●	investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers; and
●	price and trading volume volatility of the broader public markets, particularly the high technology sections of the market.

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

On  September  8, 2009  Bethesda  Softworks  LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company  in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT-branded video games, including a massively-multiplayer online  game (“MMOG”).  In November 2010, Bethesda amended its complaint to add a copyright infringement claim, which the Company has opposed.   Interplay disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Rescission, Accounting and Declaratory Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R) mark or copyrights, that it has satisfied the terms of the Trademark Licensing Agreement related to Interplay’s production of a FALLOUT(R) MMOG, and that it holds the rights to use FALLOUT copyrighted material in the MMOG.  Bethesda filed a motion to dismiss Interplay's counter-claims; the Court denied Bethesda's motion on January 14, 2011.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $410,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008, 2009 and 2010, which has been accrued as of December 31, 2010.  The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the California Employment Development Department (EDD) that it owes approximately $83,000 in payroll tax contributions, interest and penalties for the tax years ending 2008, 2009 and 2010 which has been accrued as of December 31, 2010.  The Company is in the process of negotiating a payment plan with the EDD.

The Company received notice from the Franchise Tax Board that it owes approximately $10,000 in franchise tax, interest and penalties for the tax year ending 2008 which has been accrued as of December 31, 2010. The Company has established a monthly payment plan of $1,000 per month ending in October 2011.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.              MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades on the NASD-operated Over-the-Counter Bulletin Board.  Our common stock is currently traded on the NASD-operated Over-the-Counter Bulletin Board under the symbol “IPLY.”  At March 30, 2011, there were 98 holders of record of our common stock.

The following table sets forth the range of high and low sales prices for our common stock for the periods indicated.

For the Year ended December 31, 2010	High	Low

First Quarter	$.07	$.04
Second Quarter	.07	.04
Third Quarter	.08	.06
Fourth Quarter	.08	.06

For the Year ended December 31, 2009	High	Low

First Quarter	$.10	$.05
Second Quarter	.09	.06
Third Quarter	.07	.05
Fourth Quarter	.07	.05

Dividend Policy

It is not currently our policy to pay dividends.

Stock Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,960,000	0.097	5,040,000
Issuance of Warrants for services and other compensation not approved by security holders	25,195,883	0.13	-
Total	30,155,883		5,040,000

We have one stock option plan currently outstanding.  Under the 1997 Stock Incentive Plan, as amended (the “1997 Plan”), we may grant up to 10 million options to our employees, consultants and directors, which generally vest from three to five years.

 The estimated fair market value of the warrants and options were charged to compensation expense in the amount of $32,000, $667,000 and $199,000 for the years ended 2010, 2009 and 2008 respectively.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Interplay Entertainment Corp.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of eleven companies listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2005 and its relative performance is tracked through 12/31/2010.

(1.) The company’s customized peer group includes eleven companies which are: Activision Blizzard Inc, Electronic Arts Inc, Futuremedia PLC, Giant Interactive Group Inc, GLU Mobile Inc, Majesco Entertainment Company, Southpeak Interactive Corp., Take Two Interactive Software Inc, THQ Inc, Webzen Inc and Shanda Interactive Entertainment Limited.

	12/05	12/06	12/07	12/08	12/09	12/10

Interplay Entertainment Corp.	100.00	1687.50	1000.00	1000.00	812.50	875.00
NASDAQ Composite	100.00	111.23	124.24	73.47	106.76	125.43
Peer Group	100.00	104.86	131.86	53.44	67.89	70.11

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

Item 6.              SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended December 31, 2010, 2009 ,2008, 2007 and  2006 and the selected consolidated balance sheets data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be achieved for any other period.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Report.

	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenues	$1,380	$1,360	$1,378	$6,001	$967
Cost of goods sold	196	147	12	8	167
Gross profit	1,184	1,213	1,366	5,993	800
Operating expenses:
Operating expenses	2,125	2,630	1,820	1,538	2,069
Operating (income) loss	(941)	(1,417)	(454)	4,455	(1,269)
Other income (expense)	(93)	(97)	(39)	1,401	4,348
Income (loss) before income taxes	(1,034)	(1,514)	(493)	5,856	3,079
Provision (benefit) for income taxes	-	-		-	-
Net income (loss)	$(1,034)	$(1,514)	$(493)	$5,856	$3,079

Cumulative dividend on participating preferred stock	$-	$-	$-	$-
Accretion of warrant	-	-	-	-	-
Net income (loss) available to common stockholders	$(1,034)	$(1,514)	$(493)	$5,856	$3,079
Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.005)	$0.059	$0.030
Diluted	(0.01)	(0.01)	$(0.005)	$0.057	$0.030

Shares used in calculating net income (loss) per common share - basic	120,662	108,770	103,482	99,197	100,513
Shares used in calculating net income (loss) per common share - diluted	120,662	108,770	103,482	102,028	102,603
Selected Operating Data:
Net revenues by geographic region:
North America	$895	$1,048	$89	$5	$203
International	485	312	239	246	632
OEM, royalty and licensing	-	-	-	-	132
Other	-	-	1,050	5,750	-

Net revenues by platform:
Personal computer	$778	$1,042	$261	$222	$456
Video game console	265	100	67	29	379
OEM, royalty and licensing	226	218	-		132
Mobile Platforms	111
Other			1,050	5,750	-
Online licensing	-	-		-

	December 31,
	2010	2009	2008	2007	2006
Balance Sheets Data:			(Dollars in thousands)
Working capital deficiency	$(2,877)	$(2,841)	$(2,415)	$(2,279)	$(8,098)
Total assets	291	197	163	1,201	323
Total liabilities	3,134	2,997	2,520	3,480	8,410
Stockholders' deficit	(2,843)	(2,800)	(2,357)	(2,279)	(8,087)

Item 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  The Report of Independent Registered Public Accounting Firm for the December 31, 2010 consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We entered into various distribution and licensing agreements during 2010 under which we utilized others to exploit games that we have intellectual property rights to. We expect in 2011 to enter into similar distribution and license arrangements to generate cash for the Company’s operations.

In 2010, we launched, Interplay Discovery ™, a new publishing program for original games to introduce promising developers from all over the world to the global market by releasing great indie new games on all platforms. We already released Pinball Yeah! on iPhone, Android, PC & Mac, Tommy Tronic on PC and Homesteader on PC under this program. We expect in 2011 to release at least two more new titles under this program.

During 2007 we sold “Fallout” to a third party and entered into, subject to satisfaction of various conditions, a license back which could allow us to create, develop and exploit a “Fallout” Massively Multiplayer Online Game. We are planning to exploit the license back of “Fallout” MMOG.

We have entered into various agreements with several experienced Video Game studios for the development of games based on our Intellectual properties.  As a result of such agreements we currently have under production or pre production games based on Battlechess, Clayfighter, Dark Alliance, Descent, Earthworm Jim, MDK2 and Stonekeep. These games when completed will be available for various platforms including mobile devices, Apple iPod and iPad, Nintendo Wiiware and Dsiware, Xbox Live Arcade,  and Personal Computers. We are planning to publish 3DS and Facebook games in the future.

We also continue full scale development of a Massively Multiplayer Online Game (MMOG), code named “Project: V13” for personal computers. This MMOG has been in design and development at Interplay since November 2007.

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

Our products were either designed and created by our employees or by external software developers. In the past, when we used external developers, we typically advanced development funds to the developers in installment payments based upon the completion of certain milestones.  These advances were typically considered advances against future royalties. We currently have several products in development with external developers under a net-revenue-sharing model rather than traditional development funds advances.

Our operating results will continue to be impacted by economic, industry and business trends affecting the interactive entertainment industry.  Our industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season.  With the release of new console systems by  Nintendo and Microsoft, our industry has entered into a new cycle that could affect marketability of new products, if any.

Our operating results have fluctuated significantly in the past and likely will fluctuate significantly in the future, both on a quarterly and an annual basis.  A number of factors may cause or contribute to such fluctuations, and many of such factors are beyond our control.

Management’s Discussion of Critical Accounting Policies

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

We generally are not contractually obligated to accept returns, except for defective, shelf-worn and damaged products.  However, on a case-by-case negotiated basis, we permit customers to return or exchange products and may provide price concessions to our retail distribution customers on unsold or slow moving products.  We record revenue net of a provision for estimated returns, exchanges, markdowns, price concessions, and warranty costs.  We record such reserves based upon management’s evaluation of historical experience, current industry trends and estimated costs.  The amount of reserves ultimately required could differ materially in the near term from the amounts provided in the accompanying consolidated financial statements.

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

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Please see Note 2 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

Results of Operations

The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

The following table sets forth certain consolidated statements of operations data and segment and platform data for the periods indicated expressed as a percentage of net revenues:

	Years Ended December 31,
	2010		2009		2008
Statements of Operations Data:
Net revenues	100%		100%		100%
Cost of goods sold	14		10		--
Gross margin	86		90		100
Operating expenses:
Marketing and sales	16		26		--
General and administrative	101		146		108
Product development	37		21		24
Total operating expenses	154		193		132
Operating income (loss)	(68)		(103)		(32)
Other income (expense)	(7)		(7)		(3)
Income (loss) before provision for income taxes	(75)		(110)		(35)
Provision for income taxes	0		0		-
Net income (loss)	(75	) %	(110	) %	(35	) %
Selected Operating Data:
Net revenues by segment:
North America	65%		77%		6%
International	35		23		17
Other	0		0		77
	100%		100%		100%
Net revenues by platform:
Personal computer	57%		77%		19%
Video game console	19		7		5
OEM, royalty and licensing	16		16		0
Mobile platforms	8		0		0
Other	--		--		76
	100%		100%		100%

Geographically, our net revenues for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
North America	$895	$1,048	$(153)	(14.6)%
International	485	312	173	55%
Net Revenues	1,380	1,360	20	1.0%

Geographically, our net revenues for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
North America	$1,048	$1,139	$(91)	(8.0)%
International	312	239	73	31%
Net Revenues	1,360	1,378	(18)	(1.0)%

North American, International and OEM, Royalty and Licensing Net Revenues

Net revenues for the year ended December 31, 2010 were $1,380,000, an increase of 1% compared to the same period in 2009.  The net revenues for the year ended December 31, 2010 were driven by retail distribution and electronic distribution of back catalog games.  Net revenues for the year ended December 31, 2009 were $1,360,000, a decrease of 1% compared to the same period in 2008.  The net revenues for the year ended December 31, 2009 were driven by retail distribution and electronic distribution of back catalog games.  Net revenues of retail and electronic distribution of back catalog games decreased to $1,360,000 for the year ended December 31, 2009 as compared to $1,378,000 for the year ended December 31, 2008. This was a decrease in net revenues in the amount of $18,000.

 North American net revenues for the year ended December 31, 2010 were $895,000 as compared to $1,048,000, a decrease of 14.6% compared to the same period in 2009.  The net revenues for the year ended December 31, 2010 were driven by retail distribution and electronic distribution of back catalog games.

North American net revenues for the year ended December 31, 2009 were $1,048,000 as compared to $1,139,000 a decrease of 8.0% compared to the same period in 2008.  The net revenues for the year ended December 31, 2009 were driven by retail distribution and electronic distribution of back catalog games. The Company recognized $1,050,000 in revenues from Atari Interactive exercising an existing option and $89,000 in North American royalties earned in 2008.

International net revenues for the year ended December 31, 2010 were $485,000 as compared to $312,000 an increase of 55%  compared to the same period in 2009. The increase in International net revenues compared to the year ended December 31, 2009 was mainly due to a 55% increase in international net revenues for the year ended December 31, 2010, which was driven by retail distribution and electronic distribution of back catalog games.

International net revenues for the year ended December 31, 2009 were $312,000, as compared to $239,000  an increase of 31% compared to the same period in 2008.The  increase in net revenue for the year ended December 31, 2009 driven by retail distribution and electronic distribution of back catalog games.

Publishing Net Revenues by Platform, Contracts and Licensing Deals Net Revenues

Our publishing net revenues by platform, contracts and licensing deals net revenues for the years ended December 31, 2010 and 2009 breakdown are as follows: (in thousands)

	2010	2009	Change	% Change
Personal Computer	$778	$1042	$(264)	(25)%
Video Game Console	265	100	165	165%
OEM, Royalty & Licensing	226	218	8	4%
Mobile Platforms	111	0	111	100%

Net Revenues	$1,380	$1,360	$20	1.0%

PC net revenues for PC net revenues the year ended December 31, 2010 were $778,000, a decrease of 25% compared to the same period in 2009.  The decrease in PC net revenues in 2010 was primarily from retail distribution of back catalog games.

Our video game console net revenues for the year ended December 31, 2010 were $265,000 an increase of 165% compared to the same period in 2009, mainly due to electronic distribution of back catalog games.

Our OEM, royalty and licensing revenues for the year ended December 31, 2010 was $226,000, an increase of 4% compared to the same period in 2009, due to new back catalog games licensing.

Mobile revenues earned were $111,000 . Mobile revenues were not earned during the same period in 2009.

Publishing Net Revenues by Platform, Atari option exercise agreement”, Contracts and Licensing Deals Net Revenues

Our publishing net revenues by platform, contracts and licensing deals net revenues for the years ended December 31, 2009 and 2008 breakdown are as follows: (in thousands)

	2009	2008		Change	% Change
Personal Computer	$1042	$261		$781	299%
Video Game Console	100	67		33	49%
OEM, Royalty & Licensing	218	----		218	100%
Other	---	1,050	(1)	(1,050)	(100)%

Net Revenues	$1,360	$1,378		$(18)	(1.0)%

(1)  Recognition of Revenue of Atari Option Exercise Agreement.

PC net revenues for PC net revenues the year ended December 31, 2009 were $1,042,000, an increase of 299% compared to the same period in 2008.  The increase in PC net revenues in 2009 was primarily from retail distribution and electronic distribution of back catalog games.

Our video game console net revenues for the year ended December 31, 2009 were $100,000 an increase of 49% compared to the same period in 2008, mainly due to electronic distribution of back catalog games.

Our OEM, royalty and licensing revenues for the year ended December 31, 2009 were $218,000, an increase of 100% compared to the same period in 2008, due to new back catalog games licensing.

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

Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Net Revenues	$1,380	$1,360	$20	1.0%
Cost of Goods Sold	196	147	49	33.3%
Gross Margin	$1,184	$1,213	$(29)	(2.0)%

Our cost of goods sold increased to $196,000 in the year ended December 31, 2010 compared to $147,000 in the same period in 2009. Our gross margin decreased to $1,184,000 for the twelve months ended December 31, 2010 from $1,213,000 in the comparable period in 2009. The increase in cost of goods sold during 2010 is attributable to the retail distribution and electronic distribution of back catalog games.

Our net revenues, cost of goods sold and gross margin for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Net Revenues	$1,360	$1,378	$(18)	(1.3)%
Cost of Goods Sold	147	12	135	1,112%
Gross Margin	1,213	1,366	(153)	(11.2)%

Our cost of goods sold increased to $147,000 in the year ended December 31, 2009 compared to $12,000 in the same period in 2008. Our gross margin decreased to $1,213,000 for the twelve months ended December 31, 2009 from $1,366,000 in the comparable period in 2008. The increase in cost of goods sold during 2009 is attributable to the retail distribution of “Fallout”. The decrease in gross margin was primarily due to the recognition of the Atari non recurring transaction in 2008.

Marketing and Sales

Our marketing and sales expenses for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Marketing and Sales	$216	$359	$(143)	(40.0)%

Marketing and sales expenses primarily consist of  sales commissions,  and other related operating expenses. Marketing and sales expenses for the twelve months ended December 31, 2010 were $216,000, a 40% decrease as compared to the same period in 2009.   The decrease in marketing and sales expense was primarily due to a reduction in sales commission.

Our marketing and sales expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008		Change	% Change
Marketing and Sales	$359	$	---	$359	100%

Marketing and sales expenses for the twelve months ended December 31, 2009 was $359,000, a 100% increase as compared to the 2008.  The increase in marketing and sales expenses was primarily due to sales commissions incurred under various distribution agreements paid in connection with retail and electronic distribution of back catalog games.

General and Administrative

Our general and administrative expenses for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
General and Administrative	$1,395	$1,992	$(597)	(30.0%)

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, compensation expense for options, legal expenses and other related operating expenses.  General and administrative expenses for the year ended December 31, 2010 were $1,395,000, a 30.0% decrease as compared to the same period in 2009.  This decrease was mainly due to a charge for options in 2009.

Our general and administrative expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
General and Administrative	$1,992	$1,492	$500	33.5%

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, and other related operating expenses.  General and administrative expenses for the year ended December 31, 2009 were $1.992 million, a 33.5% increase as compared to the same period in 2008.  The increase was mainly due to a change in accounting for stock options in 2009.

Product Development

Our product development expenses for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Product Development	$514	$279	$235	84.23%

Product development expenses for the year ended December 31, 2010 were $ 514,000, an 84.23% increase as compared to the same period in 2009.  This increase was mainly due to a increase in staffing and overhead attributable to the continued development on  PV13.

Our product development expenses for the years ended December 31, 2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Product Development	$279	$328	$(49)	(14.9)%

Product development expenses for the year ended December 31, 2009 were $ 279,000, a 14.9% decrease as compared to the same period in 2008. The decrease was mainly due to a decrease in staffing in the amount of ($63,000) and an increase in overhead of $14,000.

Other Expense (Income), Net

Our other expense for the years ended December 31, 2010 and 2009 breakdown as follows: (in thousands)

	2010	2009	Change	% Change
Other Expense (Income)	93	97	(4)	(4.1)%

Other income consists primarily of interest expense on debt in the amount of $45,000, foreign currency exchange transactions losses of $6,000, and other nonrecurring settlement of $15,000, prior year under accrued expenses of $30,000 and additional miscellaneous adjustments of ($ 3,000).

Our other expense for the years ended December 31,2009 and 2008 breakdown as follows: (in thousands)

	2009	2008	Change	% Change
Other Expense (Income)	97	39	58	148.7%

Other income consists primarily of interest expense on debt in the amount of $39,000, bad debt expenses in the amount of $13,000, foreign currency exchange transactions loss of $14,000, write off of intellectual properties of $126,000, nonrecurring income licensing settlements of ($35,000), prior period reversals of accruals of ($35,000), rental income in the amount of ($4,000) and additional miscellaneous adjustments of $(21,000).

Provision for Income Taxes

We recorded no tax provision for the years ended December 31, 2010, 2009 or 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of approximately $2,877,000, and our cash balance was approximately $3,000.  We cannot continue to fund our current operations without obtaining additional financing or income.

During 2007 we sold “Fallout” to a third party and entered into, subject to satisfaction of various conditions, the license back which could allow us to create, develop and exploit a “Fallout” MMOG. We are planning to exploit the license back of “Fallout” MMOG.

We have contracted with Masthead Studios to fund the development of a Massively Multiplayer Online Game (MMOG), code named “Project: V13.”. As a part of the agreement, the game utilizes Masthead’s proprietary tools and MMOG technology developed for Masthead’s “Earthrise” project.

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

We are discovering new developers from all over the world and introducing them to the global market by releasing their games on all platforms under our Interplay Discovery ™ publishing program. We already released Pinball Yeah! on iPhone/iPad, Android, PC & Mac, Tommy Tronic on PC and Homesteader on PC under this program.

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

If we do not receive sufficient financing or income we may (i) liquidate assets, (ii) sell the company (iii) seek protection from our creditors including the filing of voluntary bankruptcy or being the subject of involuntary bankruptcy, and/or (iv) continue operations, but incur material harm to our business, operations or financial conditions. These conditions, combined with our historical operating losses and our deficits in stockholders’ equity and working capital, raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities used  cash of $669,000 during the twelve months ended December 31, 2010.

We entered into various licensing agreements during 2010 under which we licensed others to exploit games that we have intellectual property rights to. We expect in 2011 to enter into similar license arrangements to generate cash for the Company’s operations.

No assurance can be given that funding can be obtained by us on acceptable terms, or at all. These conditions, combined with our deficits in stockholders’ equity and working capital, raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes certain of our contractual obligations under non-cancelable contracts and other commitments at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

Contractual Obligations	Total	Less than	1 – 3	3 – 5	More than
		1 year	years	years	5 years
Lease Commitments (1)	$245	$120	$125	$--	$--

(1) The Company as of November 1, 2009 has relocated to new offices in Los Angeles and has a lease commitment through October 2012. The Company also has a lease commitment in Irvine for our new development offices through March 31, 2011. The Company is in negotiations to extend the lease in Irvine. The Company also has a lease commitment at the French representation office through February 28, 2014.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 (Accounting Standards Codification (“ASC”) Topic 810), “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). This Statement amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement on January 1, 2009. The presentation and disclosure requirements of FAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of FAS 160 had no impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140,” (“FAS 166”). The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, which we adopted on January 1, 2010. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”). The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011. Our adoption of this pronouncement on April 1, 2010 did not have a material impact on our results of operations, financial position or cash flows. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified FAS 167. In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides criteria for separating consideration in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the price of a deliverable and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for arrangements entered into or materially modified in years beginning after June 15, 2010, which will be our fiscal 2011. We are still evaluating the impact that the adoption of ASU 2009-13 will have on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary” (“ASU 2010-02”). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810- 10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009, which we adopted on January 1, 2010. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which was our quarter ending March 31, 2010. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows. Disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our quarter ending June 30, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

On July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any derivative financial instruments as of December 31, 2010. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations.  We do not hedge our risk associated with foreign currency fluctuations.

Foreign Currency Risk

Our earnings are affected by fluctuations in the value of our foreign subsidiary’s functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized a $6,000 loss, $14,000 loss and $9,000 gain during the years ended December 31, 2010, 2009 and 2008, respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable from foreign distributors or licensees.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010  that have materially affected or reasonably likely to materially affect these controls.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Item - 9B.       OTHER INFORMATION

Our independent public accountant Jeffrey S. Gilbert C.P.A., has declined to stand for re-election due to his retirement.

Mr. Gilbert's reports on the financial statements of the Registrant for the years ended December 31, 2009 and 2008 contained an explanatory paragraph regarding a registrant's ability to continue as a going concern.

During the years ended December 31, 2009 and 2008 and through April 12, 2011, there were no disagreements with Mr. Gilbert on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Mr. Gilbert's satisfaction, would have caused him to make reference thereto in connection with his report on the Registrant's financial statements for such years.

No reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred during the years ended December 31, 2009 and 2008 and through April 12, 2011.

The Registrant's Audit Committee requested that Jeffrey S. Gilbert, C.P.A. furnish it with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as an exhibit to the 8-K filed on April 12, 2011.

On April 12, 2011, the Registrant's Audit Committee appointed Farber Hass Hurley LLP, as the independent registered public accounting firm of the Registrant for the year ended December 31, 2010.  Farber Hass Hurley LLP has provided secondary review of Mr. Gilbert's reports on the Registrant's financial statements since June 2010 and therefore is familiar with the Registrant's financial reporting.

            The Audit Committee did not consult with Farber Hass Hurley LLP during the years ended December 31, 2009 and 2008 or during the period through April 12, 2011, on any matter which was the subject of any  disagreement or any  reportable  event as defined in Regulation  S-K Item  304(a)(1)(iv) and Regulation  S-K Item 304(a)(1)(v),  respectively,  or on  the  application  of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, relating to which either a written report was provided to the Audit Committee or oral advice was provided that Farber Hass Hurley LLP concluded was an important factor considered by the Audit Committee in reaching a decision as to the accounting, auditing or financial reporting issue.

PART III

Item 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Item10 is incorporated herein by reference to the section entitled “Proposal One ---- Election of Directors” contained in the Proxy Statement ( the “Proxy Statement”) for the 2010 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2010.

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

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents, except for exhibit 32.1 which is being furnished herewith, are filed as part of this report:

(1) Financial Statements

The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Reports of Independent Registered Public Accounting Firms is herein incorporated by reference.

(2) Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, at Los Angeles , California this 24th day of May, 2011.

INTERPLAY ENTERTAINMENT CORP.

/s/ Hervé Caen
Hervé Caen Its: Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NO.                    DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company; (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2
Certificate of Designation of Preferences of Series A Preferred Stock, as filed with the Delaware Secretary of State on April 14, 2000; (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

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

3.8	Amended and Restated Bylaws of the Company; (incorporated herein by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008).

4.1	Specimen form of stock certificate for Common Stock; (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

10.01	Third Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”); (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on August 20, 2002).

10.02	Form of Stock Option Agreement pertaining to the 1997 Plan; (incorporated herein by reference to exhibit 10.2 to the form S-1).

10.03	Form of Restricted Stock Purchase Agreement pertaining to the 1997 Plan; (incorporated herein by reference to Exhibit 10.3 to the Form S-1).

10.04	Form of Indemnification Agreement for Officers and Directors of the Company; (incorporated herein by reference to Exhibit 10.11 to the Form S-1).

10.05
Employment Agreement between the Company and Herve Caen dated November 9, 1999; (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

21.1	Subsidiaries of the Company.

23.1(a)	Consent of Jeffrey S. Gilbert, Independent Registered Public Accounting firm

23.1(b)	Consent of Farber Hass Hurley LLP, Independent Registered Public Accounting firm

24.1	Power of Attorney (included on signature page to this Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Hervé Caen.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Interplay Entertainment Corp.

We have audited the accompanying consolidated balance sheet of Interplay Entertainment Corp. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the year ended December 31, 2010. Interplay Entertainment Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interplay Entertainment Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year  ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Interplay Entertainment Corp. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Interplay Entertainment Corp. has had recurring losses and has a working capital deficit of $2,877,000 as of December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Granada Hills, California
May 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interplay Entertainment Corp.

I have audited the consolidated balance sheets of Interplay Entertainment Corp and Subsidiaries (the “Company”) as of December 31, 2009  and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss)and cash flows each of the years in the two year period ending December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards Of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  I believe my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interplay Entertainment Corp. and Subsidiaries as of December 31, 2009  and the results of their operations and their cash flows for each of the years in the two year period ending December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, a history of losses, negative working capital of $2,841,000 and stockholders’ deficit of $2,800,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcomes of these uncertainties.

/s/ JEFFREY S. GILBERT

Los Angeles, California
April 15, 2010

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$3,000	$1,000
Trade receivables, net of allowances of $20,000 and $20,000 respectively	199,000	88,000
Inventories	10,000	28,000
Deposits	19,000	14,000
Prepaid expenses	5,000	13,000
Other receivables	21,000	12,000
Total current assets	257,000	156,000

Property and equipment, net	34,000	41,000

Total assets	$291,000	$197,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	2,354,000	1,745,000
Notes payable officer and directors	239,000	487,000
Deferred income	541,000	765,000

Total current liabilities	3,134,000	2,997,000

Commitments and contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized; issued and outstanding, 122,662,052 shares as of December 31, 2010 and 115,695,268 shares as of December 31, 2009	123,000	116,000
Paid-in capital	124,369,000	123,357,000
Accumulated deficit	(127,390,000)	(126,356,000)
Accumulated other comprehensive income	55,000	83,000

Total stockholders'deficit	(2,843,000)	(2,800,000)
Total liabilities and stockholders’deficit	$291,000	$197,000

See accompanying notes and reports of independent registered public accounting firms.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Revenue	$1,380,000	$1,360,000	$1,378,000
Cost of goods sold	196,000	147,000	12,000
Gross profit	1,184,000	1,213,000	1,366,000

Operating expenses:
Marketing and sales	216,000	359,000	-
General and administrative	1,395,000	1,992,000	1,492,000
Product development	514,000	279,000	328,000
Total operating expenses	2,125,000	2,630,000	1,820,000

Operating loss	(941,000)	(1,417,000)	(454,000)

Other income (expense):
Interest expense	(45,000)	(39,000)	(35,000)
Other	(48,000)	(58,000)	(4,000)
Total other income (expense)	(93,000)	(97,000)	(39,000)

Loss before provision for income taxes	(1,034,000)	(1,514,000)	(493,000)
Provision for income taxes	-	-	-

Net loss	$(1,034,000)	$(1,514,000)	$(493,000)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.005)

Weighted average number of shares used in calculating net loss per common share:
Basic	120,337,052	108,770,183	103,482,000

      See accompanying notes and reports of independent registered public accounting firms.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

							Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, December 31, 2007	-	$-	103,855,634	$104,000	$121,976,000	$(124,349,000)	$(10,000)	$(2,279,000)
Net Loss						(493,000)		(493,000)
Issuance of Stock Options
Exercise of Warrants for common stock by CEO			4,000,000	4,000	107,000			111,000
Sale of common stock			284,667		27,000			27,000
Issuance of warrants for services					174,000			174,000
Issuance of stock options					25,000			25,000
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	-	-	-	-	-		133,000	133,000
Balance, December 31, 2008	-	-	108,140,301	$108,000	$122,309,000	$(124,842,000)	$123,000	$(2,302,000)
Net Loss	-	-	-	-	-	(1,514,000)	-	(1,514,000)
Exercise of Warrants for common stock by CEO			2,100,000	2,000	58,000			60,000
Debt, intellectual property and cash			5,454,967	6,000	322,000			328,000
Issuance of Warrants for services					573,000			573,000
Issuance of warrants for sale of stock					23,000			23,000
Issuance of Stock Option					72,000			72,000
Foreign currency translation adjustment	-	-	-	-	-		(40,000)	(40,000)
Balance, December 31,2009			115,695,268	$116,000	$123,357,000	$(126,356,000)	$83,000	$(2,800,000)
Net Loss						(1,034,000)		(1,034,000)
Sale of common stock	-	-	6,966,784	7,000	976,000	-	-	983,000
Issuance of Stock Option					36,000			36,000
Foreign currency translation adjustment	-	-	-	-	-		(28,000)	(28,000)
Balance, December 31, 2010	-	$-	122,662,052	$123,000	$124,369,000	$(127,390,000)	$55,000	$(2,843,000)

See accompanying notes and reports of independent registered public accounting firms.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010		2009		2008
Cash flows from operating activities:
Net loss		$(1,034,000)		$(1,514,000)		$(493,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities--
Depreciation and amortization		17,000		14,000		9,000
Issuance of stock options to employees		36,000		72,000		25,000
Issuance of warrants for services to CEO and directors		-		573,000		174,000
Issuance of warrants in conjunction for conversion of debt		-		23,000		--
Write off of intellectual property acquired by issuance of common stock		--		126,000		--

Changes in assets and liabilities:				-
Trade receivables, net		(115,000)		(1,000)		(61,000)
Inventories		18,000		(27,000)
Deposits		(5,000)		(7,000)		(3,000)
Prepaid expenses		8,000		(2,000)		(1,000)
Settlement of Atari Note						(1,050,000)
Other current assets/receivables		(9,000)		(3,000)		4,000
Drawings in excess of cash balance		--		--		24,000
Note payable officer and directors		21,000		48,000		--
Accounts payable and accrued expenses		618,000		538,000		92,000
Deferred revenue		(224,000)		55,000		115,000
Net cash used in operating activities		(669,000)		(105,000)		(1,165,000)

Cash flows from investing activities:
Purchases of property and equipment		(15,000)		(8,000)		(52,000)
Net cash used in investing activities		(15,000)		(8,000)		(52,000)

Cash flows from financing activities:
Demand notes to CEO and directors		(269,000)				(269,000)
Exercise of warrants for common stock by CEO		-				111,000
Sale of common stock-net		983,000		148,000		27,000
Note Payable - CEO				30,000
Proceeds from debt		-				53,000
Net cash provided by (used in) financing activities		714,000		178,000		(78,000)

Effect of exchange rate changes on cash		(28,000)		(40,000)		133,000

Net change in cash		2,000		25,000		(1,162,000)
Cash, beginning of year		1,000		(24,000)		1,138,000
Cash, end of year		$3,000		$1,000		$(24,000)

Supplemental cash flow information:

Issuance of common shares for intellectual properties subsequently written off	$			$126,000		$-

Issuance of common stock for liquidation of convertible debt	$			$53,000		$-

Issuance of common stock for partial reduction of Note Payable Officer	$			$61,000		$-

Taxes paid	$		$		$

Interest paid	$		$			$39,000

See accompanying notes and reports of independent registered public accounting firms.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended DECEMBER 31, 2010, 2009 and 2008

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had net loss of $1,034,000 in 2010. At December 31, 2010, the Company had a stockholders’ deficit of $2,843,000 and a working capital deficit of $2,877,000. The Company has historically funded its operations from licensing fees, royalty and distribution fee advances, and will continue to exploit its existing intellectual property rights in the Company's videogames to provide future funding.

In addition, the Company continues to seek external sources of funding including, but not limited to, a sale or merger of the Company, a private placement or public offering of the Company’s capital stock, the sale of selected assets, the licensing of certain product rights in selected territories, selected distribution agreements, and/or other strategic transactions sufficient to provide short-term funding, and potentially achieve the Company’s long-term strategic objectives.  Although the Company has had some success in licensing or distributing sales of certain of its products in the past, no assurance can be given that the Company will do so in the future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risks and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include, among others, sales returns and allowances, allowances for uncollectible receivables, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, stock-based transactions, and certain accrued liabilities related to litigation.  Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, potential government regulation and rapid technological change.  The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other business risks associated with such a company.

Inventories

Inventories consist of packaged software ready for shipment or at sales locations, including video game console software.  Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.  Based on management’s evaluation, the Company had not established any valuation allowance at December 31, 2010.

Net realizable value of the Company's inventory is based on management’s forecast for sales of the Company’s products in the ensuing years.  The industry in which the Company operates is characterized by technological advancement and changes.  Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

Product Development Costs

Product development costs  include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. During the years December 31, 2010, 2009 and 2008, the Company incurred $514,000, $279,000 and $328,000, respectively.

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

The Company is generally not contractually obligated to accept returns, except for defective, shelf-worn and damaged products in accordance with negotiated terms.  However, on a case by case basis, the Company may permit customers to return or exchange product and may provide markdown allowances on products unsold by a customer.  Revenue is recorded net of an allowance for estimated returns, exchanges, markdowns, price concessions and warranty costs.  Such allowances are based upon management's evaluation of historical experience, current industry trends and estimated costs. Management of the Company estimated that no allowances were necessary at December 31, 2010, 2009 or 2008. The amount of allowances ultimately required could differ materially in the near term from the amounts included in the accompanying consolidated financial statements.

Customer support provided by the Company is limited to internet support.  These costs are not significant and are charged to expenses as incurred.

The Company also engages in the sale of licensing rights on certain products.  The terms of the licensing rights differ, but normally include the right to develop and distribute a product on a specific video game platform.  For these activities, revenue is recognized when the rights have been transferred and no other obligations exist. The Company has entered into various licensing agreements during 2010 under which it licensed others to exploit games to which the Company had intellectual property rights.

Advances from Distributors

Non refundable but recoupable advances received by the Company for the future distribution and license rights are recorded as deferred income and  are recognized as income  as such advances are recouped from actual sales or when contracts with the  distributors expire or are terminated.

Sales and Marketing

The Company generally expenses advertising and commission  costs as incurred, except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertising.  Cooperative advertising with distributors and retailers is accrued when revenue is recognized.  Cooperative advertising credits are reimbursed when qualifying claims are submitted.  Sales and marketing costs approximated $216,000, $359,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Accounting Standards Codification topic 740 "Income Taxes" (formerly known as SFAS No. 109). The statement requires an asset and liability approach for financial accounting and reporting of income taxes.  Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws.  A valuation allowance has been provided for all deferred tax assets equal to the amounts of these assets.

Foreign Currency

The Company  uses the local currency of its operating subsidiaries as the functional currency.  Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Income and expense items are translated at the weighted average exchange rate prevailing during the period.  Gains or losses arising from the translation of the foreign subsidiaries' financial statements are included in the accompanying consolidated financial statements as a component of other comprehensive loss. Gains and losses resulting from foreign currency transactions amounted to a $6,000 loss, $14,000 loss and $9,000 gain during the years ended December 31, 2010, 2009 and 2008, respectively, and is included in other income (expense) in the consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  For the years ended December 31, 2010, 2009 and 2008, all options and warrants outstanding to purchase common stock were excluded from the loss per share computation as these were antidilutive.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 (Accounting Standards Codification (“ASC”) Topic 810), “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). This Statement amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement on January 1, 2009. The presentation and disclosure requirements of FAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of FAS 160 had no impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets—an amendment to FASB Statement No. 140,” (“FAS 166”). The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, which we adopted on January 1, 2010. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”). The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011. Our adoption of this pronouncement on April 1, 2010 did not have a material impact on our results of operations, financial position or cash flows. In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified FAS 167.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides criteria for separating consideration in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the price of a deliverable and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for arrangements entered into or materially modified in years beginning after June 15, 2010, which will be our fiscal 2012. We are still evaluating the impact that the adoption of ASU 2009-13 will have on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary” (“ASU 2010-02”). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810- 10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009, which we adopted on January 1, 2010. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which was our quarter ending March 31, 2010. Our adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows. Disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our quarter ending June 30, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

On July 1, 2009, the Financial Accounting Standards Board (FASB) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

Other recent accounting updates issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.  Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Computers and equipment	$56	$46
Furniture and fixtures	10	10
Web Page	17	17
	83	73
Less: Accumulated depreciation and amortization	(49)	(32)
Net Equipment	$34	$41

For the years ended December 31, 2010, 2009 and 2008, the Company incurred depreciation and amortization expense of $17,000, $14,000 and $9,000, respectively.

4.  Notes Payable

The Company issued on October 2, 2006 to the following officer and directors Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000. Herve Caen also was repaid $214,000 during 2010 on the original note. A total of $239,000 in principal and interest remains outstanding under the demand notes as of December 31, 2010.  Interest accrued on the demand notes as of December 31, 2010 was $20,000.

The Company issued on June 15, 2009 a $30,000 Note to Herve Caen bearing a 5% annual interest rate for a loan made to the Company. The Note was repaid with interest on March 19, 2010.

The Company issued on June 27, 2008 to Interactive Game Group a convertible promissory note in the amount of $52,000 for consideration received in cash. The unpaid principal balance of this Convertible Note shall bear interest at a per annum rate equal to the three (3) months Libor interest rate plus one percent adjusted quarterly and due with a six month term. (Current interest rate of 2.26%). The note is convertible into 400,000 shares of the Company’s common stock price as of June 30, 2008 ($0.13 per share) which was the market price at the date of the agreement. On March 24, 2009 the Company issued to Microprose, LLC, an affiliate of Interactive Game Group, 5,454,967 shares of Common Stock of the Company and issued a warrant to purchase 1,677,483 shares of Common Stock of the Company for a total consideration of $327,298. Such shares and warrant were issued, and any underlying shares of Common Stock would be issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such warrant has a term of 3 years, an exercise price of $0.06, and is immediately exercisable. Out of the consideration of $327,298, $148,000 was received in cash, $126,000 was satisfied by the acquisition of certain intellectual property rights by the Company subsequently written off, and $53,298 was satisfied by the cancellation of the convertible promissory note in the amount of $52,000 and accrued interest thereon from Interactive Game Group. The warrants were valued using the Black-Scholes calculation and charged to operations.

The Company entered on July 24, 2008, into an Option Exercise Agreement (the "Agreement") with Atari Interactive, Inc. ("Atari Interactive"). Under the Agreement, Atari Interactive and the Company settled outstanding disputes among them, including in connection with an existing Promissory Note dated August 19, 2004 of the Company in favor of Atari Interactive (the "Note"). Pursuant to the Agreement, Atari Interactive exercised an existing option to purchase, and purchased, from the Company intellectual property rights developed by the Company in connection with the Dungeons & Dragons games. The balance of all amounts due from the Company to Atari Interactive under the Note of approximately $1,050,000 was cancelled and terminated and was recognized as revenue.

5.  Advances from Distributors which are considered Deferred Income

	December 31,
	2010	2009
Non refundable advances for future distribution rights	$541,000	$765,000

6.  Income Taxes

Income (loss) before provision for income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
Domestic	$(854,000)	$(1,487,000)	$(469,000)
Foreign	(180,000)	(27,000)	(24,000)
Total	$(1,034,000)	$(1,514,000)	$(493,000)

The Company files a consolidated U.S. Federal income tax return, which includes all of its domestic operations. The Company files separate tax returns for each of its foreign subsidiaries in the countries in which they reside.  The Company's available net operating loss (“NOL”) carry forward for Federal tax reporting purposes approximates $134 million and expires through the year 2030.  The Company's NOL for California State tax reporting purposes approximate $37 million and expires through the year 2020.  The utilization of the federal and state net operating losses may be limited by Internal Revenue Code.

Due to changes in control the utilization of net operating loss carryforwards maybe subject to annual limitations under provisions of the internal revenue code, such limitations could result in the permanent loss of a portion of the net operating loss carryforwards.

A reconciliation of the statutory Federal income tax rate and the effective tax rate as a percentage of pretax loss is as follows:

	2010	2009	2008
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State income tax effect, net of federal benefits	5.8	5.8	5.8
Valuation allowance	(39.8)	(39.8)	(39.8)
	-%	-%	-%

The components of the Company's net deferred income tax asset (liability) are as follows:

	December 31,
	2010		2009
	(Dollars in Thousands)
Current deferred tax asset (liability):
Deferred Income	$	(215)	$(99)
Accrued expenses		-
Foreign loss and credit carryforward		978	974
Federal and state net operating losses		53,723	45,397
Other		-	-
		54,486	46,272

Net deferred tax asset before valuation allowance		54,486	46,272
Valuation allowance		54,486	46,272
Net deferred tax asset		$-	$-

The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding future realization.  In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.  The valuation allowance on deferred tax assets increased $8.2 million during the year ending December 31, 2010 and decreased $6.8 million during the year ending December 31, 2009.

7.  Commitments and Contingencies

Leases

The Company as of November 1, 2009 has relocated to new offices in Los Angeles and has a lease commitment through October 2012. We also have a lease commitment in Irvine for our new development offices through March 31, 2012. We also have a lease commitment at the French representation office through February 28, 2014.

Total net rent expense was $ 136,000, $149,000 and $155,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

On September 8, 2009 Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United States District Court for the District of Maryland.  Bethesda seeks to terminate the rights Interplay holds to sell and develop certain FALLOUT(r)-branded video games, including an MMOG.  The Court denied Bethesda’s Motion for Preliminary Injunction on December 10, 2009.  In November 2010, Bethesda amended its complaint to add a copyright infringement claim, which the Company has opposed.   Interplay disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Rescission, Accounting and Declaratory Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R) mark or copyrights, that it has satisfied the terms of the Trademark Licensing Agreement related to Interplay’s production of a FALLOUT(R) MMOG, and that it holds the rights to use FALLOUT copyrighted material in the MMOG.  Bethesda filed a motion to dismiss Interplay's counter-claims; the Court denied Bethesda's motion on January 14, 2011.

The Company received notices from the Internal Revenue Service (“IRS”) that it owes approximately $410,000 in payroll taxes, payroll tax penalties, and interest for unpaid and late payment of payroll taxes for the years 2008 , 2009 and 2010 which has been accrued for December 31, 2010. The Company is in the process of negotiating a payment plan with the Internal Revenue Service.

The Company received notice from the California Employment Development Department (EDD) that it owes approximately $83,000 in payroll tax contributions, interest and penalties for the tax years ending 2008, 2009 and 2010 which has been accrued as of December 31, 2010.  The Company is in the process of negotiating a payment plan with the EDD.

The Company received notice from the California Franchise Tax Board that it owes approximately $10,000 in franchise tax, interest and penalties for the tax year ending 2008 which has been accrued for December 31, 2010. The Company has established a monthly payment plan of $1,000 per month ending in October 2011.

8.  Stockholders’ Equity

Preferred Stock and Common Stock

The Company's articles of incorporation authorize up to 5,000,000 shares of $0.001 par value preferred stock.  Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine.  As of December 31, 2010, there were no shares of preferred stock outstanding.

In August 2001, the former majority shareholder converted 336,070 shares of Series A Preferred Stock it purchased in April 2000 into 6,679,306 shares of Common Stock.  This conversion did not include accumulated dividends of $740,000 on the Preferred Stock; these were reclassified as an accrued liability since Titus had elected to receive the dividends in cash.  In March 2002, the former majority shareholder converted its remaining 383,354 shares of Series A Preferred Stock into 47,492,162 shares of Common Stock.  In connection with sale of Preferred Stock with the former majority shareholder  in April 2000 the Company issued a warrant to purchase 350,000 shares of the Company’s common stock at $3.79 per share and another warrant to the former majority shareholder  to purchase 50,000 shares of the Company’s common stock at $3.79 per share. Both warrants expired in April 2010.

The Company on June 30, 2008 amended and restated its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock, par value $0.001 per share, a total of 300,000,000 shares of Common Stock.

Warrants Issued

The Company issued a total of 7,500,000 warrants during 2010 (See Dot corp. Asset Management sale of common stock  below).

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

Outstanding Warrants

	Years Ended December 31,
	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding at
beginning of year	18,156,181	$.24	9,150,298	$.41	7,330,298	$.38
Granted	7,500,000	.10	11,105,883	.0645	5,820,000	.175
Exercised			(2,100,000)	.028	(4,000,000)	.028
Canceled	(460,298)	3.79	-	-	-	-
Warrants outstanding and exercisable at end of year	25,195,883	$.13	18,156,181	$.24	9,150,298	$.41

A detail of the warrants outstanding and exercisable as of December 31, 2010 is as follows:

Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$1.75 - $1.75	500,000	.30	1.75
$.175 - $.175	5,000,000	7.50	.175
$.13 - $.13	820,000	7.50	.13
$.10 - $.10	7,500,000	3.2	.10
$.065 - $.065	9,428,400	8.5	.065
$.06 - $.06	1,677,483	1.5	.06
$.0279 - $.0279	270,000	5.8	.0279
Total	25,195,883

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

On October 22, 2008 and on December 5, 2008 the Company sold to two private investors a total of 284,667 shares of Common Stock of the Company, (84,667 shares at $0.09 and 200,000 shares  at $0.10 per share)  for a total consideration of $27,620. Such shares were issued, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Shares reserved for future issuance

Common stock reserved for future issuance at December 31, 2010 is as follows:

Stock option plan:
Outstanding	4,960,000
Available for future grants	5,040,000
10,000,000
Warrants	25,195,883
Total	35,195,883

Treasury Stock

In December 2005, NBC Universal returned their 4,658,216 shares of the Company’s common stock at no cost to the Company. The Company included these shares as treasury stock in  2008.

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

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Net income (loss) available to common stockholders	$(1,034)	$(1,514)	$(493)
Interest related to conversion of secured convertible promissory note	-	-	-
Dilutive net income (loss) available to common stockholders	$(1,034)	$(1,514)	$(493)
Shares used to compute net income (loss) per common share:
Weighted-average common shares	120,337	108,770	103,482
Dilutive stock equivalents	0	0
Dilutive potential common shares	120,337	108,770	103,482
Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.005)

In 2010, 2009 and 2008 the warrants and options were anti-dilutive.

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

The following is a summary of option activity pursuant to the Company's stock option plans:

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at
beginning of year	4,960,000	$.097	3,160,000	$.074	1,410,000	$.045
Granted			2,050,000	$.065	1,750,000	$.175
Exercised	-		-		-
Canceled			(250,000)	.15
Options outstanding at
end of year	4,960,000	$.097	4,960,000	$.097	3,160,000	$.074

Black Scholes Single Option approach was used to estimate the fair value information presented utilizing ratable amortization.  There were 0, 2,050,000 and 1,750,000 options granted in 2010, 2009 and 2008, respectively.

A detail of the options outstanding and exercisable as of December 31, 2010 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price
$ 0.0279 - $.68	4,960,000	6.50	$.097

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

12.  Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount		Percent
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
North America	$895	65%	$1,048	77%	$1,139	(1)	83%
Europe	485	35	312	23	239		17
	$1,380	100%	$1,360	100%	$1,378		100%

1.  Included in the net revenues by geographic regions is the exercising of the option by Atari Interactive to purchase certain intellectual properties from the company in exchange for a note due them in the amount of $1,050,000.

13.  Quarterly Financial Data (Unaudited)

The Company’s summarized quarterly financial data is as follows:

	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Year ended December 31, 2010:
Net revenues	$276	$351	$326	$427
Gross profit	$16	$54	$43	$83
Net loss	$(275)	$(302)	$(214)	$(243)

Net loss per common share basic	$(0.002)	$(0.002)	$(0.002)	$(0.008)
Net loss per common share diluted	$(0.002)	$(0.002)	$(0.002)	$(0.008)

Year ended December 31, 2009:
Net revenues	$93	$251	$510	506
Gross profit	$67	$142	$391	613
Net loss	$(264)	$(771)	$(15)	(464)

Net loss per common share basic	$(0.002)	$(0.007)	$(0.00)	(0.004)

14.  Subsequent Events

On January 14, 2011, the Hon. Deborah K. Chasanow, Judge of the United States District Court for the District of Maryland denied Bethesda Softworks LLC's Motion to Partially Dismiss Interplay's Counterclaims in a lawsuit captioned Bethesda Softworks LLC v. Interplay Entertainment Corp., Case No. 09-CV-2357(DKC).  Interplay asserts in its Counterclaims that, as part of the underlying agreements, Bethesda intended for Interplay to incorporate those underlying copyrightable elements of the franchise that make a game a "Fallout" game in connection with Interplay's production of a Fallout-branded MMOG.  Through its Motion, Bethesda unsuccessfully argued that Interplay has only a right to use the "Fallout" trademark, but nothing else related to Fallout.  As a result of the Court's ruling, Interplay will have the opportunity to prove that its interpretation of the underlying agreements is correct and that Bethesda's subsequent refusal to permit Interplay's use of Fallout game elements constitutes a breach of contract.  Litigation is ongoing.