Form 10-Q
period 2011-03-31
INTERPLAY ENTERTAINMENT CORP
filed 2011-06-17
CIK 1057232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐     Accelerated filer ☐     Non- accelerated filer ☒     Smaller reporting company

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Issued and Outstanding at June 8, 2011
Common Stock, $0.001 par value	124,339,535

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

FORM 10-Q

March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2011	DECEMBER 31, 2010
	(unaudited)

ASSETS

Current Assets:
Cash	$4,000	$3,000
Trade receivables, net of allowance of $0 and $20,000, respectively	132,000	199,000
Inventories	11,000	10,000
Deposits	19,000	19,000
Prepaid expenses	5,000	5,000
Other receivables	18,000	21,000
Total current assets	189,000	257,000

Property and equipment, net	30,000	34,000
Total assets	$219,000	$291,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,667,000	$2,354,000
Notes payable to officer and directors	209,000	239,000
Deferred income	540,000	541,000
Total current liabilities	3,416,000	3,134,000

Commitments and contingencies

Stockholders' (Deficit:)
Preferred stock, $0.001 par value 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value 300,000,000 shares authorized; issued and outstanding 122,662,052 shares as of March 31, 201 and 122,662,052 shares as of December 31, 2010.	123,000	123,000
Paid-in capital	124,378,000	124,369,000
Accumulated deficit	(127,737,000)	(127,390,000)
Accumulated other comprehensive income	39,000	55,000
Total stockholders' (deficit)	(3,197,000)	(2,843,000)
Total liabilities and stockholders’ (deficit)	$219,000	$291,000

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net revenues	$205,000	$276,000
Cost of goods sold	30,000	16,000
Gross profit	175,000	260,000

Operating expenses:
Marketing and sales	39,000	58,000
General and administrative	347,000	371,000
Product development	147,000	112,000
Total operating expenses	533,000	541,000

Operating loss	(358,000)	(281,000)

Other income (expense):
Interest expense	(7,000)	(12,000)
Other income, net	18,000	18,000
Total other income, net	11,000	6,000

Loss before benefit for income taxes	(347,000)	(275,000)
Benefit for income taxes	-	-
Net loss	$(347,000)	$(275,000)

Net loss per common share:
Basic	$(0.003)	$(0.002)
Diluted	$(0.003)	$(0.002)

Shares used in calculating net loss per common share:
Basic	122,662,052	113,232,885
Diluted	122,662,052	113,232,885

See accompanying notes.

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(347,000)	$(275,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	4,000	4,000
Stock option expense	9,000	9,000

Changes in operating assets and liabilities:
Trade receivables	67,000	12,000
Prepaid expenses	-	8,000
Other receivables	3,000	1,000
Inventories	(1,000)	10,000
Accounts payable and accrued expenses	313,000	(124,000)
Notes payable to officer and directors	3,000	-
Deferred income	(1,000)	(84,000)
Net cash provided by (used in) operating activities	50,000	(439,000)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Payment on notes payable	(33,000)	(50,000)
Sale of common stock	-	984,000
Net cash provided by (used in) financing activities	(33,000)	934,000

Effect of exchange rate changes on cash	(16,000)	16,000

Increase in cash	1,000	511,000
Cash, beginning of period	3,000	1,000
Cash, end of period	$4,000	$512,000

Supplemental cash flow information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes.

Interplay Entertainment and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interplay Entertainment Corp.  (which we refer to as the “Company” in these Notes) and its subsidiaries reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.  The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Factors Affecting Future Performance and Going Concern Status

The Company’s independent public accounting firm included a “going concern” explanatory paragraph in their audit report on the December 31, 2010 consolidated financial statements which were prepared assuming that the Company will continue as a going concern.

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

Litigation

On September 8, 2009, Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights the Company holds to sell and develop certain FALLOUT-branded video games, including an MMOG, and has amended its complaint to allege that the Company held a license to develop a game called FALLOUT in name only, but without reference to any other element of the FALLOUT franchise.  The Company disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Rescission,  Accounting and Declaratory Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game, which the parties intended to include and necessarily must include copyrightable elements of the FALLOUT franchise.  The Court denied Bethesda's Motion for Preliminary Injunction on December 10, 2009 and on January 14, 2011, denied Bethesda's Motion to Dismiss Interplay's Breach of Contract Counter-Claims.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

On September 24, 2010, the Company initiated a lawsuit against TopWare Interactive, Inc., in the United States District Court for the Central District of California over TopWare's infringement of the Company's Battle Chess trademark.  The Company's lawsuit alleges various violations of federal trademark laws, as well as state claims for unfair competition.  The Court granted a preliminary injunction against TopWare, precluding further use of Battle Chess or any confusingly similar title by TopWare, its officers, directors, employees, attorneys, affiliated companies, and anyone acting in concert with them.  On November 17, 2010, Interplay filed a first amended complaint adding TopWare's distributor, SouthPeak Interactive Corporation, as a defendant.   Interplay will continue to enforce its intellectual property rights against potential infringement.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements include, among others, sales returns and allowances, allowances for uncollectible receivables, cash flows used to evaluate the recoverability of prepaid licenses and royalties and long-lived assets, stock-based transactions, and certain accrued liabilities related to litigation. Actual results could differ from those estimates.

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

Interplay Entertainment and Subsidiaries
Notes to Condensed Consolidated  Financial Statements
Three Months Ended March 31, 2011
(Unaudited)

Note 2.  Comprehensive Income (Loss)

Accumulated other comprehensive income on the Company's consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation.  During the three months ended March 31, 2011, total comprehensive loss was $331,000, which includes foreign currency translation gain of $16,000.  During the three months ended March 31, 2010, total comprehensive loss was $291,000, which includes foreign currency translation loss of $16,000.

Note 3.  Notes Payable to Officer and Directors

The Company issued on October 2, 2006 to the following officer and directors, Herve Caen, Eric Caen and Michel Welter conditional demand notes which have since become demand notes (due to the change in control resulting from Financial Planning and Development SA’s acquisition of approximately 56% of the Company’s outstanding stock) bearing a 5% annual interest rate. The demand notes were issued for the earned but unpaid directors’ fees to Herve Caen for $50,000, to Eric Caen for $50,000, to Michel Welter for $85,000, and for earned but unpaid salary to Herve Caen in the amount of $500,000.  For the three months ended March 31, 2011 Herve Caen was repaid $33,000. A total of $209,000 in principal and interest remains outstanding under the demand notes as of March 31, 2011.  Interest accrued on the demand notes as of March 31, 2011 was $3,000.

Note 4.  Advances from Distributors and Licensee which are Considered Deferred Income

Non-refundable but recoupable advances received by the Company for future distribution and license rights as of March 31, 2011 and 2010 amounted to $540,000 and $681,000, respectively.

Note 5.  Segment and Geographical Information

The Company operates in one principal business segment, which is managed primarily from the Company’s U.S. headquarters.

Net revenues by geographic regions were as follows:

	Three months ended March 31,
	2011		2010
	Amount	Percent	Amount	Percent

North America	$127	62%	$177	64%
International	78	38%	99	36%
	$205	100%	$276	100%

Note 6.  Employee Stock Options

Stock-Based Compensation

The Company accounts for stock based compensation costs at fair value for all share-based payments, including stock options and restricted stock awards.

At March 31, 2011, the Company has one stock-based employee compensation plan. Stock-based employee compensation cost approximated $9,000 and  $9,000  as reflected in the net loss for the quarters ended March 31, 2011 and March 31, 2010, respectively. No employee stock options were granted during the quarter ended March 31, 2011.

Note 7.  Sale of Common Stock

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

Note 8.  Subsequent Events

On April 01, 2011 Ker Ventures LLC, formerly known as Microprose, LLC, purchased 1,677,483 shares of common stock pursuant to the terms of a warrant agreement dated March 24, 2009, at an exercise price of $0.06 per share.

Subsequent events have been evaluated up to and including the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

Interplay Entertainment Corp., which we refer to in this Report as "we," "us," or "our," is a developer, publisher and licensor of interactive entertainment software and intellectual properties for both core gamers and the mass market. The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and presumes that readers have access to, and will have read, the “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K, as amended.

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

Management’s Discussion of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, prepaid licenses and royalties and software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following table sets forth certain selected condensed consolidated statements of operations data, segment data and platform data for the periods indicated in dollars and as a percentage of total net revenues:

INTERPLAY ENTERTAINMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31
	2011		2010
	(Dollars in thousands)

		% of Net		% of Net
	Amount	Revenues	Amount	Revenue

Net revenues	$205	100%	$276	100%

Cost of goods sold	30	15%	16	6%

Gross profit	175	85%	260	94%

Operating expenses :

Marketing and sales	39	19%	58	21%

Product development	147	72%	112	41%

General and administrative	347	169%	371	134%

Total operating expenses	533	260%	541	196%

Operating loss	(358)	(175)%	(281)	(102)%

Other income (expenses):

Other income, net	11	5%	6	2%

Net loss	$(347)	(169)%	$(275)	(100)%

Net revenues by geographic region:

North America	$127	62%	$177	64%

International	78	38%	99	36%

	$205	100%	$276	100%

Net revenues by platform:

Personal computers	$117	57%	$158	57%

Video game console	44	21%	32	12%

Mobile platforms	14	7%	42	15%

OEM, royalty and licensing	30	15%	44	16%

	$205	100%	$276	100%

North American, International and OEM, Royalty and Licensing Net Revenues

        Geographically, our net revenues, for the three months ended March 31, 2011 and 2010 break down as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
North America	$127	$177	$(50)	(28%)
International	78	99	(21)	(21%)
Net Revenues	$205	$276	$(71)	(26%)

Net revenues for the three months ended March 31, 2011 were $205,000, a decrease of 26% compared to the same period in 2010.  This resulted from a 28% decrease in North American net revenues, and a 21% decrease in International net revenues.

North American net revenues for the three months ended March 31, 2011 were $127,000. The decrease in North American net revenues for the three months ended March 31, 2011 was mainly due to a 28% decrease in retail distribution and electronic distribution of back catalog sales.

International net revenues for the three months ended March 31, 2011 were $78,000.  The decrease in International net revenues for the three months ended March 31, 2011 was mainly due to a $20,000 write off of deferred revenue during the quarter ending March 31, 2010 decreasing international sales by 21%.

Platform Net Revenues

  Our platform net revenues, for the three months ended March 31, 2011 and 2010 break down as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
Personal Computer (PC)	$117	$158	$(41)	(26%)
Video Game Console	44	32	12	38%
Mobile Platforms	14	42	(28)	(66%)
OEM, Royalty & Licensing	30	44	(14)	(31%)
Net Revenues	$205	$276	$(71)	(26%)

PC net revenues for the three months ended March 31, 2011 were $117,000, a decrease of 26% compared to the same period in 2010.  The decrease in PC net revenues in 2011 was primarily due to decrease from retail distribution and electronic distribution of back catalog sales.

Video game console net revenues were $44,000, an increase of 38%, for the three months ended March 31, 2011 compared to the same period in 2010, due to the increase from electronic distribution of back catalog titles.

Mobile  revenues earned were $14,000, a decrease of 66%  for the three months ended March 31, 2011 compared to the same period in 2010, due to the decrease in electronic distribution of back catalog titles.

OEM, royalty and licensing net revenues for the three months ended March 31, 2011 were $30,000, a decrease of 31% compared to the same period in 2010, due to the decrease of back catalog sales.

Cost of Goods Sold Gross Profit Margin

Our revenue, cost of goods sold and gross profit for the three months ended March 31, 2011 and 2010 breakdown as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
Net revenues	$205	$276	$(71)	(26%)
Cost of Goods Sold	30	16	14	88%
Gross Profit	$175	$260	$(85)	(33%)

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

Our cost of goods sold increased 88% to $30,000 in the three months ended March 31, 2011 compared to the same period in 2010. The increase in cost of goods sold for the three months ended March 31, 2011 is attributable to the retail distribution and electronic distribution of back catalog games.

Our gross margin percentage decreased to 85% for the three months ended March 31, 2011 from 94% in the comparable period in 2010.

Marketing and Sales

Our marketing and sales expense for the three months ended March 31, 2011 and 2010 breakdown as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
Marketing and Sales	$39	$58	$(19)	(33)%

Marketing and sales expenses primarily consist of sales commissions, and other related operating expenses. Marketing and sales expenses for the three months ended March 31, 2011 were $39,000, a 33% decrease as compared to the same period in 2010. The decrease in marketing and sales expense was primarily due to a reduction in sales commission.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2011 and 2010 breakdown as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
General and Administrative	$347	$371	$(24)	(6)%

General and administrative expenses primarily consist of administrative personnel expenses, facilities costs, professional fees, stock option compensation, bad debt expenses and other related operating expenses.

General and administrative expenses for the three months ended March 31, 2011 were $347,000, a 6% decrease as compared to the same period in 2010.

Product Development

Our Product Development expense for the three months ended March 31, 2011 and 2010 breakdown as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
Product Development	$147	$112	$35	31%

Product development expenses for the three months ended March 31, 2011 were $147,000, a 31% increase as compared to the same period in 2010. This increase was mainly due to a increase in staffing and overhead attributable to the continued development on PV13.

Other Income, net

Our other income, net for the three months ended March 31, 2011 and 2010 breakdown as follows: (in thousands)

Three Months Ended March 31	2011	2010	Change	% Change
Other Income, net	$11	$6	$5	83%

Other income, net for the three months ended March 31, 2011 was $11,000 and consists primarily of interest expense on debt in the amount of $7,000, foreign currency exchange transactions loss of $1,000, and additional miscellaneous adjustments of  ($19,000).

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of approximately $3,227,000, and our cash balance was approximately $4,000.

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

We are leveraging our portfolio of gaming properties through sequels and various development and publishing arrangements. We are developing sequels to some of our most successful games, including Battlechess, Clayfighter, Earthworm Jim, Dark Alliance, Descent, MDK2 and Stonekeep. We have reinitiated our inhouse game development studio, and have hired game developers. We have obtained distribution rights to Prehistorik Man and Legendary Wars: T-Rex Rumble for Nintendo DSi.

We are discovering new developers from all over the world and introducing them to the global market by releasing their games on all platforms under our Interplay Discovery ™ publishing program. We already released Pinball Yeah! on Phone/iPad, Android, PC & Mac, Tommy Tronic on PC , Homesteader on PC and Death and the Fly on PC under this program.

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

Our primary capital needs have historically been working capital requirements necessary to fund our operations. Our operating activities provided cash of  $50,000 during the three months ended March 31, 2011.

We entered into various licensing agreements during the three months ended March 31, 2011 under which we licensed others to exploit games that we have intellectual property rights to. We expect to enter into similar license arrangements to generate cash for the Company’s operations during the remainder of the fiscal year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments as of March 31, 2011. However, we are exposed to certain market risks arising from transactions in the normal course of business, principally the risk associated with foreign currency fluctuations. We do not hedge our interest rate risk, or our risk associated with foreign currency fluctuations.

INTEREST RATE RISK

 Currently, we do not have a line of credit.

FOREIGN CURRENCY RISK

Our earnings are affected by fluctuations in the value of our foreign subsidiary's functional currency, and by fluctuations in the value of the functional currency of our foreign receivables.

We recognized losses of $1,000 and $11,000 during the three months ended March 31, 2011 and 2010 respectively, primarily in connection with foreign exchange fluctuations in the timing of payments received on accounts receivable or payments made on accounts payable in foreign currencies.

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

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect these controls.

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

On September 8, 2009, Bethesda Softworks LLC filed a Complaint for Declaratory Judgment, Preliminary Injunction and Other Relief against the Company in the United  States  District  Court for the District of Maryland.  Bethesda seeks to terminate the rights the Company holds to sell and develop certain FALLOUT-branded video games, including an MMOG, and has amended its complaint to allege that the Company held a license to develop a game called FALLOUT in name only, but without reference to any other element of the FALLOUT franchise.  The Company disputes all claims raised by Bethesda and has answered the lawsuit and asserted Counter-Claims,  including claims for Breach of Contract,  Rescission,  Accounting and Declaratory Relief seeking an award of damages and other relief.  Interplay also seeks a declaration from the Court that it has not infringed upon the  FALLOUT(R)  mark  and  that it has  satisfied  the  terms  of  the Trademark Licensing Agreement related to Interplay's production of a FALLOUT(R) massively-multiplayer online  game, which the parties intended to include and necessarily must include copyrightable elements of the FALLOUT franchise.  The Court denied Bethesda's Motion for Preliminary Injunction on December 10, 2009 and on January 14, 2011, denied Bethesda's Motion to Dismiss Interplay's Breach of Contract Counter-Claims.  Interplay will continue to defend its rights and pursue its Counter-Claims against Bethesda.

On September 24, 2010, the Company initiated a lawsuit against TopWare Interactive, Inc., in the United States District Court for the Central District of California over TopWare's infringement of the Company's Battle Chess trademark.  The Company's lawsuit alleges various violations of federal trademark laws, as well as state claims for unfair competition.  The Court granted a preliminary injunction against TopWare, precluding further use of Battle Chess or any confusingly similar title by TopWare, its officers, directors, employees, attorneys, affiliated companies, and anyone acting in concert with them.  On November 17, 2010, Interplay filed a first amended complaint adding TopWare's distributor, SouthPeak Interactive Corporation, as a defendant.   Interplay will continue to enforce its intellectual property rights against potential infringement.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A to Part 1 of our form 10-K for the fiscal year ended December 31, 2010.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three month period ending March 31, 2011.

Item 6.       EXHIBITS

(a) Exhibits - The following exhibits are being furnished herewith, and are filed as part of this report:

Exhibit Number	Exhibit Title

10.07	Form of warrant agreement for directors and employees of the Company; (Incorporated herein by reference to exhibit 4.1 of the Company’s S-8 filed on May 2, 2008).

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

INTERPLAY ENTERTAINMENT CORP.

Date: June 17, 2011	By:	/s/ Hervé Caen
Hervé Caen
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial and Accounting Officer)